Form 10-Q
period 2003-06-30
APOLLO GOLD CORP
filed 2003-09-10
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


        [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR
        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER:  001-31593


                             APOLLO GOLD CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

                  YUKON TERRITORY                          NOT APPLICABLE
    (STATE OR OTHER JURISDICTION OF                       (I.R.S.  EMPLOYER
     INCORPORATION OR  ORGANIZATION)                     IDENTIFICATION NO.)


SUITE  300,  204  BLACK  STREET
WHITEHORSE,  YUKON  TERRITORY,  CANADA                         Y1A  2M9
(Address  of  Principal  Executive  Offices)                  (Zip  Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (720) 886-9656

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes          No  X

     Indicate  by check mark whether the registrant is an accelerated filer ( as
defined  in  Rule  12-b2  of  the  Exchange  Act).        Yes     No  X

At July 30, 2003, there were 48,536,376 shares of Apollo Gold Corporation common stock outstanding.

                             APOLLO GOLD CORPORATION

                                TABLE OF CONTENTS
                                                                            Page
PART  I  -  FINANCIAL  INFORMATION

  ITEM  1.  FINANCIAL  STATEMENTS

  APOLLO  GOLD  CORPORATION
  -------------------------

    CONSOLIDATED  BALANCE  SHEET (UNAUDITED) -- as of June 30, 2003            2

    CONOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)
      For the Three and Six Month Periods Ended June 30, 2003 and 2002         3

    CONDENSED  STATEMENT  OF  DEFICIT  (UNAUDITED)
      For the Three and Six Month Periods Ended June 30, 2003 and 2002         4

    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (UNAUDITED)
      For  the  Six  Months  Ended  June  30,  2003  and  2002.                5

    NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)                              6

  ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION  AND  RESULTS  OF  OPERATION                            21

  ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
            ABOUT RISK                                                        51

  ITEM  4.  CONTROLS  AND  PROCEDURES                                         51

PART  II  -  OTHER  INFORMATION

  ITEM  1.  LEGAL  PROCEEDINGS                                                52

  ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                   52

  ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                52

  ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       52

  ITEM  5.  OTHER  INFORMATION                                                53

  ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             53

  SIGNATURES

  CERTIFICATION

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

     The following unaudited consolidated financial statements have been prepared by Apollo Gold Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In this document unless the context otherwise requires, "we", "our", "us", the "Company" or "Apollo" mean Apollo Gold Corporation and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company's Form 10 which was declared effective with the Securities and Exchange Commission on August 13, 2003.

APOLLO  GOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(IN  THOUSANDS  OF  CANADIAN  DOLLARS)


                                                JUNE 30,    December 31,
                                                  2003          2002
                                               ----------  --------------
ASSETS                                        (UNAUDITED)     (Audited)
CURRENT
  Cash and cash equivalents                    $   2,482   $      13,293
  Accounts receivable                              4,800           5,093
  Prepaids                                           321             840
  Broken ore on leach pad - current               12,982          14,352
  Materials and supplies                           3,856           4,615
-------------------------------------------------------------------------
Total current assets                              24,441          38,193
BROKEN ORE ON LEACH PAD - LONG TERM                2,473           2,533
PROPERTY, PLANT AND EQUIPMENT (Note 4)            42,805          47,920
DEFERRED STRIPPING COSTS                          28,829          26,815
RESTRICTED CERTIFICATE OF DEPOSIT                  8,332           8,365
-------------------------------------------------------------------------
TOTAL ASSETS                                   $ 106,880   $     123,826
=========================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities     $  10,004   $      10,755
  Notes payable                                    5,149           4,912
  Property and mining taxes payable                  750           1,562
-------------------------------------------------------------------------
Total current liabilities                         15,903          17,229
NOTES PAYABLE                                      5,796           8,277
ACCRUED SITE CLOSURE COSTS                        28,268          32,354
-------------------------------------------------------------------------
TOTAL LIABILITIES                                 49,967          57,860
-------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)

SHAREHOLDERS' EQUITY (DEFICIT)

Share capital (Note 5)                           125,596         110,252
Issuable common shares                               350             350
Special warrants (Note 5)                              -           9,768
Contributed surplus (Note 5)                      10,278          10,998
Cumulative translation adjustment                 (8,453)          1,393
Accumulated deficit                              (70,858)        (66,795)
-------------------------------------------------------------------------
Total shareholders' equity                        56,913          65,966
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 106,880   $     123,826
=========================================================================

The accompanying notes are an integral part of these interim financial statements.

APOLLO  GOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(IN  THOUSANDS  OF  CANADIAN  DOLLARS,  EXCEPT  PER  SHARE  AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------------------------


                                    Three months ended June 30,       Six months ended June 30,
                                  --------------------------------  ------------------------------
                                       2003             2002            2003            2002
                                  --------------  ----------------  ------------  ----------------
REVENUE
  Revenue from sale of minerals   $      24,298   $             -   $    37,238   $             -
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Direct operating costs                 20,509                 -        29,537                 -
  Depreciation and amortization           2,125                 -         4,035                 -
  General and administrative              1,449               278         3,293               417
  Share-based compensation                  109                 -           507                 -
  Accrued site closure costs -
    Accretion expense                       461                 -           931                 -
  Royalties                                 332                 -           654                 -
  Exploration and development             1,508                 -         2,905                 -
--------------------------------------------------------------------------------------------------
                                         26,493               278        41,862               417
--------------------------------------------------------------------------------------------------
OPERATING LOSS                           (2,195)             (278)       (4,624)             (417)
OTHER INCOME (EXPENSES)
  Interest income                             7                 -            59                 -
  Interest expense                         (224)                -          (454)                -
  Foreign exchange gain                     210                 -           956                 -
--------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD           $      (2,202)  $          (278)  $    (4,063)  $          (417)
==================================================================================================

NET LOSS PER SHARE,
  BASIC AND DILUTED               $       (0.05)  $         (0.10)  $     (0.09)  $         (0.22)
==================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              48,268,690         2,859,619    47,322,353         1,852,466
==================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  interim  financial  statements.

APOLLO  GOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  DEFICIT
(IN  THOUSANDS  OF  CANADIAN  DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------------------------


                                    Three months ended June 30,       Six months ended June 30,
                                  --------------------------------  ------------------------------
                                       2003             2002            2003            2002
                                  --------------  ----------------  ------------  ----------------

Deficit, beginning of period      $     (68,656)  $       (62,154)  $   (66,795)  $       (62,015)
Net loss for the period                  (2,202)             (278)       (4,063)             (417)
--------------------------------------------------------------------------------------------------
Deficit, end of period            $     (70,858)  $       (62,432)  $   (70,858)  $       (62,432)
==================================================================================================

The  accompanying  notes  are  an  integral  part  of  these  interim  financial  statements.


APOLLO  GOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN  THOUSANDS  OF  CANADIAN  DOLLARS)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                           Three months ended June 30,       Six months ended June 30,
                                         --------------------------------  ------------------------------
                                              2003             2002            2003            2002
                                         --------------  ----------------  ------------  ----------------
OPERATING ACTIVITIES
  Net loss for the period                $      (2,202)  $          (278)  $    (4,063)  $          (417)
  Items not affecting cash
    Depreciation and amortization                2,125                 -         4,035                 -
    Amortization of deferred stripping           2,182                 -         2,182                 -
    Share-based compensation                       109                 -           507                 -
    Accrued site closure costs -
      Accretion expense                            461                 -           931                 -
    Changes in non-cash operating
      Assets and liabilities                    (2,902)              373          (482)              451
---------------------------------------------------------------------------------------------------------
Net cash flows (used in) from
  Operating activities                            (227)               95         3,110                34
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Deferred stripping costs                      (3,421)                -        (8,721)                -
  Property, plant and equipment
    Expenditures                                (1,528)                -        (6,098)                -
  Notes receivable - Nevoro                          -             3,074             -           (16,756)
  Restricted Certificate of Deposit               (263)                -        (1,309)                -
---------------------------------------------------------------------------------------------------------
Net cash flows (used in) from
  Investing activities                          (5,212)            3,074       (16,128)          (16,756)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from exercise of warrants               476                 -         4,163                 -
  Notes payable                                 (1,292)                -          (256)                -
  Proceeds on issuance of convertible
    Debentures,  net                                 -                83             -            19,913
---------------------------------------------------------------------------------------------------------
Net cash flows (from) used by
  financing activities                            (816)               83         3,907            19,913
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash         (1,498)                -        (1,700)                -
---------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE
  IN CASH                                       (7,753)            3,252       (10,811)            3,191
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           10,235                69        13,293               130
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $       2,482   $         3,321   $     2,482   $         3,321
=========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                               $         216   $             -   $       445   $             -
=========================================================================================================
  Income taxes                           $           -   $             -   $         -   $             -
=========================================================================================================

During  the  quarter  ended June 30, 2003, the Company issued 61,500 shares to acquire certain parcels of land  located  in  Nevada.  Share  capital  and property, plant and equipment both increased by $187 as a result  of  these  transactions.

The  accompanying  notes  are  an  integral  part  of  these  interim  financial  statements.

1.   NATURE  OF  OPERATIONS

     On June 25, 2002, pursuant to a statutory Plan of Arrangement, Apollo Gold Corporation ("Apollo" or the "Company") acquired the business of Nevoro Gold Corporation ("Nevoro"). This acquisition has been accounted for using the purchase method of accounting. Prior to the acquisition of Nevoro, the Company had interests in exploration projects in Indonesia and the Philippines.

     Apollo, through its acquisition of Nevoro, is engaged in gold mining including extraction, processing and refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and has rights to operate the following facilities: the Florida Canyon Mine through Florida Canyon Mining, Inc. ("FCMI") located in the State of Nevada, the Montana Tunnels Mine through Montana Tunnels Mining, Inc. ("MTMI") located in the State of Montana and the Diamond Hill Mine also located in the State of Montana.

     Apollo Gold also purchased the Black Fox Project (former Glimmer Mine) which is located in the Province of Ontario near the Township of Mattheson in September of 2002. This project is an exploration property.

     Currently the Company is operating the Florida Canyon Mine at its designed capacity (approximately 120,000 gold ounces per year). The Montana Tunnels Mine began commercial production in April 2003 and has experienced operational problems (Note 2).


2.   MONTANA  TUNNELS  MINE

     The Montana Tunnels Mine has experienced pit wall problems over the past year that has resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that sloughed off the southwest pit wall. The changes to the mine plan and the accelerated stripping schedule require funding of an additional $15,000 over the next year to allow access to all reserves currently included in the mine plan.

     The Company does not currently have the funds to complete the revised mine plan. The continuation of operations at the Montana Tunnels Mine is dependent on the Company's ability to arrange additional financing.

     If additional financing is not obtained, the Company would have to cease operating at the Montana Tunnels Mine and write-off its investment. Information regarding the carrying value of the Montana Tunnels Mine is contained in Note 7.

3.   ACCOUNTING  POLICIES

     These consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2002. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim financial statements should be read together with the Company's audited financial statements for the year ended December 31, 2002.

     In April 2003 the Company began commercial production at the Montana Tunnels Mine and now amortizes the deferred stripping costs in accordance with the following accounting policy:

     Deferred  stripping  costs

     Mining costs incurred on development activities comprised of waste rock removal at open pit operations commonly referred to as "deferred stripping costs" are capitalized and amortized over the ore reserve that benefits from the pre-stripping activity. This amortization is calculated based on the units-of-production, based on estimated recoverable ounces of gold, using a stripping ratio calculated as the ratio of total tons to be moved to total gold ounces to be recovered over the life of mine, and results in the recognition of the cost of these mining activities evenly over the life of mine as gold is produced or sold. This amortization is charged to operating expenses over the remaining life of the ore body. Deferred stripping costs are included in the carrying amount of the Company's mining properties for purposes of determining whether any impairment has occurred.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

     Certain of the comparative figures have been reclassified to conform with the current period presentation.

4.   PROPERTY,  PLANT  AND  EQUIPMENT

     The  components  of  property,  plant  and  equipment  are  as  follows:

                                                       JUNE 30,              December 31,
                                                         2003                    2002
                                     --------------------------------------  ------------
                                                   Accumulated    Net Book     Net Book
                                         Cost      Depreciation     Value       Value
                                     ------------  -------------  ---------  ------------
Mine assets
  Building, plant and equipment      $     14,164  $       2,432  $  11,732  $     11,506
  Mining properties and
    development costs                      27,421          6,131     21,290        25,207
-----------------------------------------------------------------------------------------
                                           41,585          8,563     33,022        36,713
  Mineral rights                            9,783              -      9,783        11,207
-----------------------------------------------------------------------------------------
Total property, plant and equipment  $     51,368  $       8,563  $  42,805  $     47,920
=========================================================================================

5.   SHARE  CAPITAL

     (a)  Authorized

          Unlimited  number  of  common  shares  with  no  par  value.

     (b)  Issued  and  outstanding

                                                    Contributed
                              Shares      Amount      Surplus       Total
                            -----------  --------  --------------  --------
Balance, December 31, 2002   40,190,874  $110,252  $      10,998   $121,250
Conversion of units           6,000,000     9,768              -      9,768
Warrants exercised            1,755,725     4,163              -      4,163
Nevoro acquisition, senior
  executive share
  compensation                        -         -            244        244
Shares issued to supplier        50,000       262              -        262
Shares issued for land           61,500       187              -        187
Fiscal 2002 stock-based
  compensation issued
  in 2003                       265,000       964           (964)         -
---------------------------------------------------------------------------
Balance, June 30, 2003       48,323,099  $125,596  $      10,278   $135,874
===========================================================================

     (c)  Warrants

          The  following  summarizes  outstanding  warrants as at June 30, 2003:

           Number of     Exercise           Expiry
Warrants    Shares         Price             Date
---------  ---------  ---------------  -----------------
6,150,525  6,150,525  $2.16 (US$1.60)  March 24, 2004
3,000,000  3,000,000            3.25   December 23, 2006
--------------------------------------------------------
9,150,525  9,150,525
========================================================


     (d)  Share  purchase  options

          (i)  Fixed  stock  option  plan

               The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

               At June 30, 2003, there were 1,785,000 options outstanding with a weighted-average price of $3.28 and expiry date of February 18, 2013.

          (ii) Performance-based  stock  option  plan

               As part of the Nevoro acquisition, 2,780,412 options were granted to certain directors, officers and employees, and are subject to a reduction if certain performance criteria are not met. Furthermore, certain senior executives are entitled to receive 530,000 common shares subject to a reduction if certain performance criteria are not met.

               In fiscal 2002, one-half of the options and common shares vested based upon the established performance criteria. The balance of the options vest based upon the established fiscal 2003 performance criteria. Furthermore, one half of the related common shares were approved for issuance in 2003 based upon the fiscal 2002 performance and the balance of the shares vest based upon the established fiscal 2003 performance criteria. An expense of $244 has been recorded in the statement of operations relating to the fair value expense of the common shares vesting in fiscal 2003 and credited to contributed surplus.

               As at June 30, 2003, there were 2,780,412 performance-based options outstanding with a weighted-average price of $1.08 (U.S.$0.80) and an expiry date of June 25, 2007. In addition, there is an entitlement to 265,000 performance-based common shares outstanding.

          (e)  Stock-based  compensation

               The following pro forma financial information presents the net loss for the period and the basic and diluted loss per common share had the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments:

                                        THREE MONTHS       Six months
                                       ENDED JUNE 30,    ended June 30,
                                            2003              2003
                                      ----------------  ----------------
Net loss
  As reported                         $        (2,202)  $        (4,063)
  Compensatory fair value of options            1,181             2,581
------------------------------------------------------------------------
  Pro forma                           $        (3,383)  $        (6,644)
========================================================================

Basic and diluted loss per share
  As reported                         $         (0.05)  $         (0.09)
  Pro forma                                     (0.07)            (0.14)
========================================================================

               Using the fair value based method for stock-based compensation, additional costs of approximately $1,181 and $2,581 would have been recorded for the three and six-month periods ended June 30, 2003, respectively. This amount was determined using an option pricing model assuming no dividends were paid, a weighted-average volatility of the Company's share price of 52%, a weighted-average expected life of the options of 2 to 4 years, and weighted-average annual risk free rate of 3.52%.

               No stock options were granted during the six month period ended June 30, 2002.

          (f)  Loss  per  share

               Loss per share has been calculated using the weighted monthly average number of common shares outstanding during the period. Had the Company not been in a loss position, 4,565,412 dilutive outstanding stock options and 9,150,525 dilutive outstanding warrants and 265,000 issuable common shares for the period ended June 30, 2003 would have been added to compute diluted earnings per share.


6.   INCOME  TAXES

     The Company did not record a recovery for income taxes for the period ended June 30, 2003 due to the availability of net operating loss carry forwards and the uncertainty of their future realization.

7.   SEGMENTED  INFORMATION

     Apollo operates the Montana Tunnels and Florida Canyon Mines in the United States and the Black Fox exploration project in Canada. As the products and services of the Company's largest segments, Montana Tunnels and Florida Canyon, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The accounting policies for these segments are the same as those followed by the Company as a whole.

     Amounts  as  at  June  30,  2003  are  as  follows:

                                   Montana   Florida   Black   Corporate
                                   Tunnels    Canyon    Fox    and Other    Total
                                   --------  --------  ------  ----------  --------
Cash and cash equivalents          $     21  $     26  $2,026  $      409  $  2,482
Broken ore on leach pad -
  current                                 -    12,982       -           -    12,982
Other non-cash current assets         5,298     3,200     113         366     8,977
-----------------------------------------------------------------------------------
                                      5,319    16,208   2,139         775    24,441
Broken ore on leach pad -
  long-term                               -     2,473       -           -     2,473
Property, plant and equipment        14,027    18,246   6,895       3,637    42,805
Deferred stripping costs             28,829         -       -           -    28,829
Restricted certificate of deposit     2,905     4,990     437           -     8,332
-----------------------------------------------------------------------------------
Total assets                       $ 51,080  $ 41,917  $9,471  $    4,412  $106,880
===================================================================================

Current liabilities                $  5,988  $  9,074  $    -  $      841  $ 15,903
Notes payable                           856     4,940       -           -     5,796
Accrued site closure costs           11,866    16,402       -           -    28,268
-----------------------------------------------------------------------------------
Total liabilities                  $ 18,710  $ 30,416  $    -  $      841  $ 49,967
===================================================================================

          Amounts for the three and six month periods ended June 30, 2003, respectively, are as follows:


                                              THREE MONTHS ENDED JUNE 30, 2003
                                   -----------------------------------------------------
                                    Montana    Florida    Black     Corporate
                                    Tunnels    Canyon      Fox      and Other    Total
                                   ---------  ---------  --------  -----------  --------
Revenue from sale of minerals      $ 10,972   $ 13,326   $     -   $        -   $24,298
----------------------------------------------------------------------------------------

Direct operating costs               10,665      9,844         -            -    20,509
Depreciation and amortization           740      1,273         -          112     2,125
General and administrative                -          -         -        1,449     1,449
Share-based compensation                  -          -         -          109       109
Accrued site closure costs
  - accretion expense                     -        461         -            -       461
Royalties                                 -        332         -            -       332
Exploration and development               -          -     1,206          302     1,508
----------------------------------------------------------------------------------------
                                     11,405     11,910     1,206        1,972    26,493
----------------------------------------------------------------------------------------
Operating (loss) income                (433)     1,416    (1,206)      (1,972)   (2,195)
Interest income                           -          -         -            7         7
Interest expense                        (38)      (125)        -          (61)     (224)
Foreign exchange gain                     -          -       210            -       210
----------------------------------------------------------------------------------------
Net (loss) income                  $   (471)  $  1,291   $  (996)  $   (2,026)  $(2,202)
========================================================================================

Investing activities
  Property, plant and equipment
    expenditures                   $    866   $    656   $     -   $      193   $ 1,715
  Deferred stripping expenditures     3,421          -         -            -     3,421

                                               SIX MONTHS ENDED JUNE 30, 2003
                                   -----------------------------------------------------
                                    Montana    Florida    Black     Corporate
                                    Tunnels    Canyon      Fox      and Other    Total
                                   ---------  ---------  --------  -----------  --------
Revenue from sale of minerals      $ 10,972   $ 26,266   $     -   $        -   $37,238
----------------------------------------------------------------------------------------

Direct operating costs               10,338     19,199         -            -    29,537
Depreciation and amortization         1,388      2,578         -           69     4,035
General and administrative                -          -         -        3,293     3,293
Share-based compensation                  -          -         -          507       507
Accrued site closure costs
  - accretion expense                     -        931         -            -       931
Royalties                                 -        654         -            -       654
Exploration and development               -          -     2,324          581     2,905
----------------------------------------------------------------------------------------
                                     11,726     23,362     2,324        4,450    41,862
----------------------------------------------------------------------------------------
Operating (loss) income                (754)     2,904    (2,324)      (4,450)   (4,624)
Interest income                           -          -         -           59        59
Interest expense                       (117)      (269)        -          (68)     (454)
Foreign exchange gain                     -          -       535          421       956
----------------------------------------------------------------------------------------
Net (loss) income                  $   (871)  $  2,635   $(1,789)  $   (4,038)  $(4,063)
========================================================================================

Investing activities
  Property, plant and equipment
    expenditures                   $  1,286   $  3,905   $   211   $      883   $ 6,285
  Deferred stripping expenditures     8,721          -         -            -     8,721

     8.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT

          Gold  hedges

          The Company has entered into hedging contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of July 1, 2003 there are 88,000 ounces remaining on these options. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of two hundred and ninety-five U.S. dollars per ounce and a call option strike price of three hundred and forty-five U.S. dollars per ounce. As at June 30, 2003, the fair value of the contracts is a loss of $1,604 (December 31, 2002 - $3,573).

     8.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT  (CONTINUED)

          The  contracts  mature  as  follows:

                                             Ounces
                                             of Gold
                                             -------
                        2003 (as of July 1)   24,000
                        2004                  48,000
                        2005                  16,000
                        ----------------------------
                                              88,000
                        ============================

     9.   COMMITMENTS  AND  CONTINGENCIES

          (a)  Environmental

               The Company's mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally becoming more restrictive. The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

          (b)  Litigation  and  claims

               The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings related to any matter, or any amount which it may be required to pay by reason thereof, will have a material effect on the financial conditions or future results of operations of the Company.


     10.  BANK  INDEBTEDNESS

               In June 2003, the Company entered into a $6,700 (US$5,000) Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). The Company must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, the Company must meet certain covenants. As of June 30, 2003, the Company has made no borrowings under the revolving loan. As of June 30, 2003, the Company was not in compliance with the net worth and current ration covenants, and, therefore, could be subject to an event of default. The Company is currently negotiating with the lender to have this condition waived.

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

          The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and six month periods ended June 30, 2003 and 2002.

          Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

CONSOLIDATED  BALANCE  SHEET
JUNE  30,  2003

                                                       Property,   Deferred
                                          Restricted   Plant and   Stripping     Other          Share      Contributed
                                Cash         Cash      Equipment     Costs    Liabilities      Capital       Surplus      Deficit
                               ---------  ----------  -----------  ---------  ------------  -------------  -----------  ----------
As at June 30, 2003 Canadian
  GAAP                         $  2,482   $        -  $   42,805   $ 28,829   $          -  $    125,596   $    10,278  $ (70,858)
Convertible debenture (a)             -            -           -          -              -             -        32,666    (32,666)
Share-based compensation (b)          -            -           -          -              -             -         5,202     (5,202)
Gold hedge loss (c)                   -            -           -          -          1,604             -             -     (1,604)
Impairment of property,
  plant and equipment
  capitalized deferred and
   stripping costs (d)                -            -      (8,608)   (13,927)             -             -             -    (22,535)
Flow-through common
  shares (e)                     (2,047)       2,047           -          -            375          (375)            -          -
----------------------------------------------------------------------------------------------------------------------------------
As at June 30, 2003 U.S.
  GAAP                         $    435   $    2,047  $   34,197   $ 14,902   $      1,979  $    125,221   $    48,146  $(132,865)
==================================================================================================================================

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

CONSOLIDATED  BALANCE  SHEET
DECEMBER  31,  2002

                                                          Property,   Deferred
                                             Restricted   Plant and   Stripping     Other         Share     Contributed
                                   Cash         Cash      Equipment     Costs    Liabilities      Capital     Surplus    Deficit
                               ------------  ----------  -----------  ---------  ------------  -------------  --------  ----------
As at December 31, 2002
  Canadian GAAP                $    13,293   $        -  $   47,920   $ 26,815   $          -  $    110,252   $ 10,998  $ (66,795)
Convertible debenture (a)                -            -           -          -              -             -     32,666    (32,666)
Share-based compensation (b)             -            -           -          -              -             -      4,079     (4,079)
Gold hedge loss (c)                      -            -           -          -          3,573             -          -     (3,573)
Impairment of property,
  plant and equipment
   and capitalized deferred
  stripping costs (d)                    -            -      (8,608)   (13,927)             -             -          -    (22,535)
Flow-through common
  shares (e)                        (4,488)       4,488           -          -            375          (375)         -          -
----------------------------------------------------------------------------------------------------------------------------------
As at December 31, 2002 U.S.
  GAAP                         $     8,805   $    4,488  $   39,312   $ 12,888   $      3,948  $    109,877   $ 47,743  $(129,648)
==================================================================================================================================

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

                                                       2003      2002
                                                     --------  ---------
Net loss for the three month period ended June 30,
  based on Canadian GAAP                             $(2,202)  $   (278)
Convertible debenture (a)                                  -    (32,446)
Share-based compensation (b)                            (443)         -
Gold hedge gain (c)                                      423          -
------------------------------------------------------------------------
Net loss for the period based on U.S. GAAP           $(2,222)  $(32,724)
========================================================================
Other comprehensive income:
  Currency translation adjustment                    $(5,895)  $      -
------------------------------------------------------------------------
Comprehensive loss                                   $(8,117)  $(32,724)
========================================================================
Net loss per share - U.S. GAAP basic                 $ (0.05)  $ (11.44)
========================================================================

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

                                                     2003       2002
                                                   ---------  ---------
Net loss for the six month period ended June 30,
  based on Canadian GAAP                           $ (4,063)  $   (417)
Convertible debenture (a)                                 -    (32,666)
Share-based compensation (b)                         (1,123)         -
Gold hedge gain (c)                                   1,969          -
-----------------------------------------------------------------------
Net loss for the period based on U.S. GAAP         $ (3,217)  $(33,083)
=======================================================================
Other comprehensive income:
  Currency translation adjustment                  $ (9,846)  $      -
-----------------------------------------------------------------------
Comprehensive loss                                 $(13,063)  $(33,083)
=======================================================================
Net loss per share - U.S. GAAP basic               $  (0.07)  $ (17.86)
=======================================================================

          (a)  Convertible  debenture

               Under Canadian GAAP, the convertible debenture was recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $32,666 for the year ended December 31, 2002 ($32,446 for the three months ended June 30, 2002). Canadian GAAP does not require the recognition of any beneficial conversion feature.

          (b)  Share-based  compensation

               In accordance with Canadian GAAP, the Company has not recorded any expense with respect to stock options granted to employees. Under U.S. GAAP, the Company has elected to continue to measure its employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,
               Accounting  for  Stock  Issued  to  Employees  ("APB  No.  25").

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

          (b)  Share-based  compensation  (continued)

               In the fourth quarter of fiscal 2002, an expense of $4,079 has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted in the year and for the three and six month periods ended June 30, 2003, an expense of $443 and $1,123, respectively, has been recorded under APB No. 25. In addition, under APB No. 25, the performance shares granted during 2002 are accounted for as variable awards until the performance targets are met.

          (c)  Gold  hedge  gain  (loss)

               Under U.S. GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, U.S. GAAP also requires fair value accounting to be used for all types of derivatives. As the Company has chosen not to meet these requirements for U.S. GAAP purposes, a charge of $3,573 has been recorded in the fourth quarter of fiscal 2002 to reflect the fair value loss on the contracts outstanding at December 31, 2002, and a gain of $423 and $1,969 has been recorded in the three and six month periods ended June 30, 2003, respectively, to reflect the fair value gain on the contracts between December 31, 2002 and June 30, 2003. The gold hedge loss on outstanding hedge contracts amounted to $1,604 at June 30, 2003.

          (d) Impairment of property, plant and equipment and capitalized deferred stripping costs

               Under Canadian GAAP, write-downs for impairment of property, plant and equipment and capitalized deferred stripping costs are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs are determined using current proven and probable reserves. In addition, under U.S. GAAP, future cash flows from impaired properties are discounted. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment and capitalized deferred stripping costs of $22,535 has been recorded as an impairment in the fourth quarter of fiscal 2002.

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

          (e)  Flow-through  common  shares

               Under Canadian income tax legislation, a company is permitted to issue shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. The Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP. At the time of issue, the funds received are recorded as share capital. For U.S. GAAP, the premium paid in excess of the market value of $375 is credited to other liabilities and included in income as the qualifying expenditures are made.

               Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.

               As at June 30, 2003, unexpended flow-through funds were $2,047 (December 31, 2002 - $4,488).

          STATEMENT  OF  CASH  FLOWS

          Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the period ended June 30, 2003 would reflect a reduction in cash utilized in investing activities of $3,421 and $8,721 for the three and six month periods ended June 30, 2003, respectively, and a corresponding increase in cash utilized in operating activities.

          COMPREHENSIVE  INCOME

          Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only components of comprehensive loss are the net loss for the period and the changes in the foreign currency translation component of shareholders' equity as reported in the consolidated balance sheet prepared in accordance with Canadian GAAP.

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

          SUPPLEMENTAL INFORMATION FOR U.S. GAAP PURPOSES ON STOCK-BASED COMPENSATION

          Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if the Company had accounted for its employees stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002: risk-free interest rate of 3.55%, dividend yield of 0%, volatility factor of 90% and a weighted-average expected life of the options of 2 to 4 years. The weighted average fair value per share of options granted during 2003 and 2002 was $2.19 and $1.92, respectively, and the expense is amortized over the vesting period.

          The following table presents the net loss and net loss per share, under U.S. GAAP, as if the Company had recorded compensation expense under SFAS No. 123 with the estimated fair value of the options being amortized to expense over the options' vesting period.

                                                          2003      2002
                                                        --------  ---------
Net loss for the three month period ended June 30,
  2003, as reported                                     $(2,222)  $(32,724)
Stock option expense as reported                            443          -
Pro forma stock option expense                           (1,181)         -
---------------------------------------------------------------------------
Net loss - pro forma                                    $(2,960)  $(32,724)
===========================================================================

Net loss per share, basic - for the three month period
  ended June 30, 2003                                   $ (0.05)  $ (11.44)
Stock option expense as reported                           0.01          -
Pro forma stock option expense                            (0.02)         -
---------------------------------------------------------------------------
Net loss per share, basic - pro forma                   $ (0.06)  $ (11.44)
===========================================================================

     11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

                                                        2003      2002
                                                      --------  ---------
Net loss for the six month period ended June 30,
  2003, as reported                                   $(3,217)  $(33,083)
Stock option expense as reported                        1,123          -
Pro forma stock option expense                         (2,581)         -
-------------------------------------------------------------------------
Net loss - pro forma                                  $(4,675)  $(33,083)
=========================================================================

Net loss per share, basic - for the six month period
  ended June 30, 2003                                 $ (0.07)  $ (17.86)
Stock option expense as reported                         0.02          -
Pro forma stock option expense                          (0.05)         -
-------------------------------------------------------------------------
Net loss per share, basic - pro forma                 $ (0.10)  $ (17.86)
=========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

Overview

The following presents a discussion of (i) the financial condition and results of operations of the Company for the three and six months ended June 30, 2003 and 2002; and (ii) as compared to the results of operations of Apollo Gold, Inc. ("AGI"), the business acquired by the Company through the acquisition of Apollo Gold, Inc.'s parent company, Nevoro, for the period from January 1, 2002 through June 24, 2002. Subsequent to June 24, 2002, substantially all of the gold mining and exploration business conducted by the Company consists of the gold mining and exploration operations of Apollo Gold, Inc. The Company believes that the comparison of the Company's financial condition and results of operations for the six months ended June 30, 2003 to AGI's result of operations for the period from January 1, 2002 through June 24, 2002 are the most meaningful.

This Form 10-Q should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2002 included in our Registration Statement on Form 10 (the "Registration Statement") filed with the SEC. Certain classifications have been made to the prior period financial statements to conform with the current period presentation. Unless stated otherwise, all dollar amounts are reported as Canadian dollars.

In this document, unless the context otherwise requires, "we", "our", "us", the "Company" or "Apollo" mean Apollo Gold Corporation and its subsidiaries.

BACKGROUND

We are primarily engaged in the exploration, development and mining of gold. We have focused our mining efforts to date on two principal properties: our Montana Tunnels Mine, owned by one of our subsidiaries, Montana Tunnels Mining, Inc. ("Montana, Inc.") and our Florida Canyon Mine, owned by another one of our subsidiaries Florida Canyon Mining, Inc. ("Florida, Inc."). Our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties as well as our Black Fox Property, acquired in September 2002.

We are the result of a June 2002 Plan of Arrangement ("Plan of Arrangement") that resulted in the merger of International Pursuit Corporation ("Pursuit"), a public company previously traded on the Toronto Stock Exchange under the ticker symbol IPJ, and Nevoro Gold Corporation ("Nevoro"), a privately held corporation. Pursuant to the terms of the Plan of Arrangement, Pursuit acquired Nevoro and continued operations under the name of Apollo Gold Corporation. Through our wholly-owned subsidiary, Apollo Gold, Inc., a Delaware corporation acquired by Nevoro in March 2002, we own the majority of our assets and operate our business. We continued trading on the Toronto Stock Exchange under our new name, Apollo Gold Corporation, and with a new ticker symbol, APG.U, on July 3, 2002. On August 2, 2002, our ticker symbol changed to APG.

In February 2003, we filed a registration statement on Form 10 with the SEC. The Registration Statement was declared effective on August 13, 2003. On August 26, 2003, we began trading on the American Stock Exchange under the ticker symbol AGT.

We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. The Florida Canyon Mine employs approximately 175 full-time non-unionized employees and produces approximately 125,000 ounces of gold annually.

We also own and operate the Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, the Montana Tunnels Mine has historically produced approximately 70,000 ounces of gold, 26,000 tons of zinc, 6,676 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine produces approximately 15% of its annual gold production in the form of dore, an unrefined material consisting of approximately 90% gold, which is then further refined. The remainder of the mine's production is in the form of concentrates, one a zinc-gold concentrate and the other a lead-gold concentrate which are shipped to a smelter. We are paid for the metal content, net of smelter charges. The Montana Tunnels Mine was idle for approximately four months in 2002, while we made preparations to begin the removal of waste rock at the

Mine.  Limited  production  resumed  in October 2002, and full production on the
K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that sloughed off the southwest pit wall. Additional stripping will be required at the Montana Tunnels Mine for production to continue past March 2004. The changes to our mine plan and the accelerated stripping schedule require funding of an approximately US$15 million over the next year to allow access to all reserves currently included in the mine plan. The Company does not currently have the funds to complete the revised mine plan; and, therefore, the continuation of operations at the Montana Tunnels Mine is dependent upon the Company's receiving additional financing. If additional financing is not obtained, the Company would have to cease operating at the Montana Tunnels Mine
and  write-off  its  investment.   The  Montana  Tunnels  Mine  employs
approximately  175  full-time  non-unionized  employees.

We have several exploration assets including Pirate Gold and Nugget Field, each located in Nevada and owned by our wholly-owned subsidiary, Apollo Gold Exploration, Inc., a Delaware corporation. In addition, we also own Diamond Hill, which is located in Montana and Standard Mine, located in Nevada.

In September 2002, we completed the acquisition of certain assets known as our Black Fox Property (near the site of the former Glimmer Mine) from two unrelated third parties, Exall Resources Limited and Glimmer Resources, Inc. The Black Fox Property is located east of Timmins, Ontario. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved core drilling of approximately 177 core holes. In August 2003, we undertook an exploration review, and currently anticipate confirming open pit ore reserves in October 2003 and open pit/underground estimated resources in December 2003. We believe that the first phase will cost approximately US $3.7 million.

Upon completion of the first phase, we will then begin the second phase of our Black Fox project. The second phase will involve the development of underground mining, with an anticipated cost of US $17.3 million for the period from September 2003 through December 2004. We plan to develop an underground ramp from existing structures and will construct a shaft, drill level and drill stations and a ventilation shaft. We currently anticipate commencing the second phase underground drilling in 2004. We also plan to begin the permitting process for the third phase of the Black Fox project in September 2003, and anticipate that this process will require approximately two years, based on a plan for combined open pit and underground mine, with on-site milling, at a capacity of 3,000 tons of ore per day. The third phase will include the development of these capabilities, at an aggregate estimated cost of approximately US $41 million.

APOLLO  GOLD  CORPORATION

Financial information of the Company for the three and six months ended June 30, 2002 is (i) the historical financial information of Pursuit, and (ii) the historical financial information of Nevoro for the period from June 25, 2002 through June 30, 2002.

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2002

We realized total revenue of approximately $37.2 million for the six months ended June 30, 2003. We did not realize any revenue for the six months ended June 30, 2002, as Pursuit was primarily engaged in seeking joint venture partners for its existing operations and in negotiating the terms of its acquisition of Nevoro. Sales of minerals from our Florida Canyon Mine accounted for 71% of our revenues for the six months ended June 30, 2003, with the remaining 29% of revenues being derived from sales of minerals from our Montana Tunnels Mine. We received approximately 87% of our revenue in the six months ended June 30, 2003 from sales of gold and the balance from sales of silver, zinc and lead.

Revenues for the first six months of 2003 were impacted by mixed performances from our mine operations. Our primary goal of bringing the Montana Tunnels Mine back into production was completed during the first quarter of 2003; however, east wall slippage and crusher installation scheduling problems limited our gold production to 13,118 ounces for the first six months of 2003, 10,000 ounces below our initial production expectations. However, production began to accelerate during June 2003, when 5,377 ounces of gold were produced. We completed the installation of our new crusher in August 2003, at a cost of US $1.2 million. As a result, throughput at the Montana Tunnels Mine increased by approximately 1,500 tons of ore per day. Based on this increased throughput, we anticipate an annual 6,000 ounce increase in the gold produced by the Montana Tunnels Mine. We believe that the open pit stripping of the west side of the Montana Tunnels Mine in the second half of 2003 is a very important and integral component of the Montana Tunnels production scheduled for the second quarter of 2004. This stripping was accelerated from our original timetable of late 2004 - early 2005 due to the west wall slippage discussed above.

We currently plan to process 1.5 million tons of ore per quarter for the remainder of 2003. In 2004, we plan to commence the second phase of production at the Montana Tunnels Mine, which will require the removal of 17 million tons from the west side, at an estimated cost of US $9.2 million. Upon completion of this phase, we anticipate commencing the third phase, which will require additional permits. We currently anticipate that the third phase will begin in late 2005.

Our Florida Canyon Mine produced a total of 51,790 ounces of gold during the first six months of 2003, approximately 5,000 ounces below our initial production expectations due to lower than expected ore grades. Ore production at Florida Canyon is expected to accelerate during the second half of the year to an estimated total of 118,000 ounces for 2003, as the new Switchback Pit is now in full production and two additional trucks have been added to the fleet to increase volumes and reduce unit costs.

Assuming that the price of gold remains at approximately US $375 per ounce, we currently anticipate that our Montana Tunnels and Florida Canyon Mines will produce an aggregate of 190,000 ounces in 2004 and 185,000 ounces in each of 2005 and 2006, with heap gold recovery and reclamation occurring through 2009 (depending upon the price of gold).

Furthermore, we currently anticipate commencing development of our Standard Mine (located south of the Florida Canyon Mine) in the fourth quarter of 2004, which would involve development drilling and permitting at an anticipated cost of US $7 million. We would then begin production at the Standard Mine in the first quarter of 2005. Recent discoveries at our Standard Mine include a new gold ore deposit with reserves of approximately 318,300 ounces and total resources of approximately 500,000 ounces. Based on these discoveries, we currently anticipate that the Standard Mine will produce approximately 75,000 ounces of gold in each of 2005 and 2006, with additional resources after further drilling is conducted.

Our direct operating costs equaled approximately $29.5 million for the six months ended June 30, 2003, and included mining and processing costs. We are continuing to attempt to reduce our direct operating costs focusing on cost reductions at our mines. These cost reductions include lower payroll costs (due to the elimination of one mining crew) and reduced maintenance costs. As of June 30, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $111,000 in 2003 and $82,000 in 2004. We incurred depreciation and amortization expenses of approximately $4.0 million for the six months ended June 30, 2003.

We incurred approximately $3.3 million in general and administrative expenses for the six months ended June 30, 2003, as compared to approximately $417,000 in general and administrative expenses incurred by Pursuit for the comparable period in 2002. General and administrative expenses for the first six months ended June 30, 2003 consisted of increased legal and accounting expenses incurred in the preparation of our Registration Statement for the registration of our common stock in the United States, and increased investor relations costs, including exchange listing fees. In 2002, these expenses consisted primarily of salaries and legal and accounting expenses for maintaining Pursuit as a publicly traded company in Canada. In the six months ended June 30, 2003, we also incurred share-based compensation of approximately $507,000, resulting from the issuance of stock in lieu of certain cash compensation. We do not currently intend to continue to use share-based compensation for the foreseeable future, except for the possible issuance of shares pursuant to the balance of the arrangement options granted to certain of our officers and directors in 2002. These shares would be issued in February 2004, based on fiscal 2003 performance, if earned pursuant to the terms of those options.

In the six months ended June 30, 2003, we accrued accretion expense of approximately $931,000, relating to accrued site closure costs at our Florida Canyon and Montana Tunnels Mines. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs in the first six months of 2003. We incurred $654,000 in royalty expenses for the six months ended June 30, 2003, attributed to royalties on production from our Florida Canyon Mine. Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $2.9 million for the six months ended June 30, 2003. Given that Pursuit was focused upon the Nevoro acquisition in the first six months of 2002, it did not incur exploration or development costs during that period.

As a result of these expense components, our operating expenses for the six months ended June 30, 2003 equaled approximately $41.9 million compared to approximately $417,000 of operating expenses for Pursuit in the comparable period in 2002.

We realized interest income of approximately $59,000 during the six months ended June 30, 2003. We incurred interest expense of approximately $454,000 in the six months ended June 30, 2003, primarily for equipment leases and bridge loans. We did not realize interest income or incur interest expense during the comparable period in 2002.

We realized foreign exchange gains of approximately $956,000 during the six months ended June 30, 2003, from cash balances not held in United States dollars, and our currency of measurement (i.e. our functional currency is in US dollars but we report currency in Canadian dollars). We did not realize any foreign exchange gains during the six months ended June 30, 2002.

Based on these factors, we incurred a loss of approximately $4.1 million, or $0.09 per share, for the six months ended June 30, 2003, as compared to a loss of approximately $417,000, or $0.22 per share, for the six months ended June 30, 2002.

Differences  Between  Canadian  and  US  GAAP

In accordance with Canadian GAAP, we have not recorded any expense for the six months ended June 30, 2003 with respect to stock options granted to employees. Under US GAAP, we have elected to continue to measure our employee stock-based awards using the intrinsic value method prescribed by Accounting
Principles  Board  Opinion  No.  25,  "Accounting for Stock Issued to Employees"

("APB No. 25"). For the six months ended June 30, 2003, an expense of approximately $1.1 million has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted during that period.

Under US GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, US GAAP also requires fair value accounting to be used for all types of derivatives. As we have chosen not to meet these requirements for the six months ended June 30, 2003, a gain of approximately $2.0 million has been recorded in that period to reflect the fair value gain on our hedge contracts between December 31, 2002 and June 30, 2003. The cumulative gold hedge loss on outstanding hedge contracts amounted to approximately $1.6 million at June 30, 2003.

Under US GAAP, the convertible debenture issued in June 2002 requires that the beneficial conversion feature and debenture issuance costs be amortized over the term of the debenture. Accordingly, an expense of approximately $32.7 million was recorded in the six month period ended June 30, 2002 representing the amortization of these costs.

Under US GAAP, the foreign currency component of shareholders' equity is required to be recognized as a component of comprehensive income and reported in the financial statements. Canadian GAAP does not recognize the concept of comprehensive income. The only components of our comprehensive loss are the net loss for the period and the foreign currency translation component of shareholders' equity as reported in our consolidated balance sheet prepared in accordance with Canadian GAAP.

The net loss per share for the six months ended June 30, 2003 was $0.09 and $0.07 under Canadian GAAP and US GAAP, respectively, and $0.22 and $17.86, respectively for the six months ended June 30, 2002.

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

We realized total revenue of approximately $24.3 million for the three months ended June 30, 2003. We did not realize any revenue for the three months ended June 30, 2002, as Pursuit was primarily engaged in seeking joint venture partners for its existing operations and in negotiating the terms of its acquisition of Nevoro. Sales of minerals from our Florida Canyon Mine account for 55% of our revenues for the three months ended June 30, 2003, with the remaining 45% of revenues being derived from sales of minerals from our Montana Tunnels Mine. Since we capitalized costs at our Montana Tunnels received approximately 76% of our revenue in the three months ended June 30, 2003 from sales of gold and the balance from sales of silver, zinc and lead.

While we continued to experience an impact on our production during the second quarter of 2003 from the challenges presented by our mine operations, the pace of production began to accelerate at the end of the second quarter. Our Montana Tunnels Mine produced 13,118 ounces of gold during the three months ended June 30, 2003; 5,377 ounces of which were produced during June 2003. We believe that the open pit stripping of the west side of the Montana Tunnels Mine in the second half of 2003 is a very important and integral component of the Montana Tunnels production scheduled for the second quarter of 2004. This stripping was accelerated from our original timetable of late 2004 - early 2005 due to the west wall slippage discussed above.

Our Florida Canyon Mine produced a total of 26,733 ounces of gold during the three months ended June 30, 2003, again reflecting an accelerated production rate during the second quarter. Ore production at Florida Canyon is expected to accelerate during the second half of the year, as the new Switchback Pit is now in full production and two additional trucks have been added to the fleet to increase volumes and reduce unit costs.

Our direct operating costs equaled approximately $20.5 million for the three months ended June 30, 2003, and included mining and processing costs. We are continuing to attempt to reduce direct operating costs in 2003, focusing on cost reductions at our mines. These cost reductions include lower payroll costs (due to the elimination of one mining crew) and reduced maintenance costs. However our direct operating costs increased significantly from the first quarter of 2003 due to increasing production at the Montana Tunnels Mine. As of June 30, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $111,000 in 2003 and $82,000 in 2004. We realized depreciation and amortization expenses of approximately $2.1 million for the three months ended June 30, 2003.

We incurred approximately $1.4 million in general and administrative expenses for the three months ended June 30, 2003, as compared to approximately $278,000 in general and administrative expenses incurred by Pursuit for the comparable period in 2002. General and administrative expenses for the second quarter of 2003 consisted of increased legal and accounting expenses incurred in the preparation of our Registration Statement for the registration of our common stock in the United States, and increased investor relations costs, including exchange listing fees. In 2002, these expenses consisted primarily of salaries and legal and accounting expenses for maintaining Pursuit as a publicly traded company in Canada. In the three months ended June 30, 2003, we also incurred share-based compensation of approximately $109,000, resulting from the issuance of stock in lieu of certain cash compensation. We do not currently intend to continue to use share-based compensation for the foreseeable future, except for the possible issuance of shares pursuant to the balance of the arrangement options granted to certain of our officers and directors in 2002. These shares would be issued in February 2004, based on fiscal 2003 performance, if earned pursuant to the terms of those options.

In the three months ended June 30, 2003, we accrued accretion expense of approximately $461,000, relating to accrued site closure costs at our Florida Canyon and Montana Tunnels Mines. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs in the second quarter of 2003. We incurred $332,000 in royalty expenses for the three months ended June 30, 2003, attributed to royalties on production from our Florida Canyon Mine. Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $1.5 million for the three months ended June 30, 2003. Given that Pursuit was focused upon the Nevoro acquisition in the first quarter of 2002, it did not incur exploration or development costs during that period.

As a result of these expense components, our operating expenses for the three months ended June 30, 2003 equaled approximately $26.5 million, compared to approximately $278,000 of operating expenses for Pursuit in the comparable period in 2002.

We realized interest income of approximately $7,000 during the three months ended June 30, 2003. We incurred interest expense of approximately $224,000 in the three months ended June 30, 2003, primarily for equipment leases and bridge loans. We did not realize interest income or incur interest expense during the comparable period in 2002.

We realized foreign exchange gains of approximately $210,000 during the three months ended June 30, 2003, from cash balances not held in United States dollars and our currency of measurement (i.e. our functional currency is in US dollars but we report currency in Canadian dollars).

Based on these factors, we incurred a loss of approximately $2.2 million, or $0.05 per share, for the three months ended June 30, 2003 as compared to a loss of approximately $278,000, or $0.10 per share, for the three months ended June 30, 2002.

Differences  Between  Canadian  GAAP  and  US  GAAP

In accordance with Canadian GAAP, we have not recorded any expense for the three months ended June 30, 2003 with respect to stock options granted to employees. Under US GAAP, we have elected to continue to measure our employee stock-based awards using the intrinsic value method prescribed by Accounting
Principles  Board  Opinion  No.  25,  "Accounting for Stock Issued to Employees"
("APB No. 25"). For the three months ended June 30, 2003, an expense of approximately $443,000 has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted during that period.

Under US GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, US GAAP also requires fair value accounting to be used for all types of derivatives. As we have chosen not to meet these requirements for the three months ended June 30, 2003, a gain of $423,000 has been recorded in that period to reflect the fair value gain on our hedge contracts between March 31, 2003 and June 30, 2003. The cumulative gold hedge loss on outstanding hedge contracts amounted to approximately $1.6 million at June 30, 2003.

Under US GAAP, the convertible debenture issued in June 2002 requires that the beneficial conversion feature and debenture issuance costs be amortized over the term of the debenture. Accordingly, an expense of approximately $32.4 million was recorded in the three month period ended June 30, 2002 representing the amortization of these costs.

Under US GAAP, the foreign currency component of shareholders' equity is required to be recognized as a component of comprehensive income and reported in the financial statements. Canadian GAAP does not recognize the concept of comprehensive income. The only components of our comprehensive loss are the net loss for the period and the foreign currency translation component of shareholders' equity as reported in our consolidated balance sheet prepared in accordance with Canadian GAAP.

The net loss per share for the three months ended June 30, 2003 was $0.05 and $0.05 under Canadian GAAP and US GAAP, and $0.10 and $11.44, respectively, for the three months ended June 30, 2002.

FINANCIAL  CONDITION  AND  LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash flow from operations. At June 30, 2003, we had cash of approximately $2.5 million, compared to cash of approximately $13.3 million at December 31, 2002. The decrease in cash from December 31, 2002 is primarily the result of proceeds of approximately $4.2 million received from the exercise of warrants in the six months ended June 30, 2003, offset by cash being utilized for deferred stripping costs ($8.7 million), property plant and equipment expenditures ($6.1 million) and funds contributed to restricted certificate of deposit ($1.3 million), offset by cash influx from operating activities ($3.1 million) and cash repayments on notes payable ($0.3 million) and cash received from the exercise of warrants ($4.2 million).

Approximately $2.0 million of our cash available at June 30, 2003 has been allocated to be spent pursuant to the terms and conditions of a $4.5 million private placement of flow-through common shares (as defined in sub-section 66(15) of the Income Tax Act (Canada)) conducted in November 2002. In June 2003, we entered into a US$5,000,000 Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). Although there is a US$5,000,000 commitment, we must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, we have to meet certain covenants. As of June 30, 2003, we were not in compliance with the net worth and current ratio covenants, and therefore, could be subject to an event of default. We are currently negotiating with Standard Bank to have this condition waived. As of August 20, 2003, we have the ability to borrow approximately US$4.0 million under the revolving loan and as of that date, we have borrowed approximately US$1 million from Standard Bank.

As discussed in "Background" above, our Montana Tunnels Mine has experienced pit wall problems over the past year that will require funding of an additional $15 million over the next year. We currently do not have the funds to complete the revised Montana Tunnels Mine mining plan. If we are unable to raise these funds, we may have to shut down the Montana Tunnels Mine and write off the balance of our investment.

We believe our cash requirements for 2003 will be funded through a combination of current cash, future cash flows from operations, and/or future debt or equity security issuances. As of August 28, 2003, we began an offering to raise additional money in each of the provinces of Canada, excluding Quebec. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the significant impact that changes in the prices of silver, gold, lead and zinc have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash for operations. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

All of our operations are subject to reclamation and closure requirements. We have obtained bonds to provide coverage for reclamation, severance and closure liabilities at our Florida Canyon and Montana Tunnels Mines. Florida Canyon Mining, Inc. ("Florida, Inc.") is the principal under two reclamation bonds totaling US$17,456,130 issued by Safeco. One of these bonds, in the amount of US$16,936,130, has been cancelled by Safeco and is the subject of certain litigation. We maintain the second bond, in the amount of US$520,000 and an expiration date of May 1, 2004, with an annual fee of US$6,500. We also have obtained a reclamation bond in the amount of US$14,987,688 from CNA for our Montana Tunnels Mine. This bond is the subject of a Term Bonding Agreement dated as of August 1, 2002. Under that Agreement, (i) CNA is committed to furnish the bond for a 15-year term, ending on July 31, 2017; (ii) Montana Tunnels Mining, Inc. ("Montana, Inc.) will deposit US$75,000 per month into a collateral trust account until the balance in the trust account is equal to the penal sum of the bond; (iii) we have guaranteed Montana, Inc.'s obligations under the Agreement; (iv) payment of premium is deferred until the balance in the collateral trust account is equal to the penal sum of the bond; and (v) Montana, Inc. may terminate the Agreement at any time by obtaining release of the bond through posting a substitute bond.

Operating Activities. Operating activities provided approximately $3.1 million of cash during the six months ended June 30, 2003. Substantially all of the operating cash flow consisted of noncash elements; principal noncash elements included charges for depreciation, depletion and amortization of approximately $4.0 million, amortization of deferred stripping costs of $2.2 million, share-based compensation of approximately $507,000, an increase in the provision for accrued site closure costs of approximately $931,000, and changes in non-cash operating assets and liabilities of approximately $482,000. Operating activities provided approximately $34,000 of cash during the six months ended June 30, 2002. Substantially all of the net cash flow resulted form changes in non-cash operating assets and liablilities of approximately $451,000.

Investing Activities. Investing activities utilized approximately $16.1 million of cash during the six months ended June 30, 2003. The major uses of cash were for additions to deferred stripping costs (approximately $8.7 million), property, plant and equipment (approximately $6.1 million), and for the investment in a restricted certificate of deposit (approximately $1.3 million). Investing activities used approximately $16.8 million of cash during the six months ended June 30, 2002, all of which was used in a loan to Nevoro to acquire Apollo Gold, Inc.

Financing Activities. During the six months ended June 30, 2003, financing activities provided approximately $3.9 million in cash, primarily from proceeds of approximately $4.2 million from the exercise of special warrants issued in 2002, and repayment of notes payable of approximately $256,000. Financing activities provided approximately $19.9 million in cash during the six months ended June 30, 2002, from the issuance and sale of convertible debentures.

APOLLO  GOLD,  INC.  ("AGI")

The financial statements of the Company prior to June 25, 2002, as set forth above, do not include the financial condition and results of operations of Apollo Gold, Inc. ("AGI"), which was acquired by the Company through its merger with AGI's parent, Nevoro, on that date. Substantially all of the gold mining and exploration business conducted by the Company subsequent to June 25, 2002 consists of the gold mining and exploration operations of AGI.


Period  from  January  1,  2002  Through  June  24,  2002

AGI realized sales of approximately US$33.3 million in the period from January 1, 2002 through June 24, 2002. Sales reflected a continuing decline in world gold prices throughout the period. This decline in gold prices also caused AGI to reduce gold production, which led to a decrease in cost of sales to approximately US$26 million in the period from January 1, 2002 through June 24, 2002. Depreciation, depletion and amortization expenses equaled approximately US$2.7 million in the period from January 1, 2002 through June 24, 2002, based on carrying values of AGI's mining properties and equipment consistent with those in 2001.

During the period from January 1, 2002 through June 24, 2002, AGI paid royalties of approximately US$438,000. These royalties were consistent, on an annualized basis, with aggregate royalties paid in the year ended December 31, 2001 and reflected the decline in gold production due to depressed world gold prices. Based on these factors, AGI earned a gross profit of approximately US$4.1 million for the period from January 1, 2002 through June 24, 2002.

AGI incurred general and administrative expenses of approximately US$1.6 million in the period from January 1, 2002 through June 24, 2002. General and administrative expenses increased due to additional legal and accounting expense from the pending acquisition of AGI by Nevoro and the subsequent acquisition of Nevoro by Apollo Gold Corporation. Exploration expenses were approximately
US$634,000 during the period from January 1, 2002 through June 24, 2002, reflecting a continued increase in exploration activities on AGI's properties.

During the period from January 1, 2002 through June 24, 2002, AGI incurred interest expense of approximately US$413,000, indicating a decrease in borrowings from 2001. It also incurred a gold hedging loss of approximately
US$1.5 million, resulting from spot deferred forward sales contracts entered into in 2001.

Based on these elements, AGI realized a net loss of US$760,000 during the period from January 1, 2002 through June 24, 2002.

ENVIRONMENTAL

All of our operations are subject to reclamation and closure requirements. We monitor these costs on a regular basis, and together with third party engineers we prepare internal estimates to evaluate our bonding requirements. These estimates are then reconciled with requirements of state and federal authorities. As of June 30, 2003, we have accrued approximately $28.3 million related to reclamation, severance and other closure requirements. As of June 30, 2003, our total reclamation, severance and other closure requirements are estimated to be US$20,977,000. This liability is covered by a combination of surety bonds, totaling US$31,959,316, and cash bonds totaling US$6,183,479, for a total reclamation surety, at June 30, 2003, of US$38,142,795. Our reclamation liability coverage exceeds our estimated requirements because the federal and state authorities estimate reclamation based upon wages in excess of what we would have to pay if we are required to conduct the reclamation and closure requirements on our own; however, the federal and state authorities assume we will not have the capability to complete the reclamation and closure requirements on our own. Therefore, liability coverage is increased to account for the increased overhead and other costs necessary for mobilization and demobilization of workers, time delays and numerous other contingencies if the state or federal authorities were forced to conduct the reclamation project. We have accrued what management believes is the present value of our best estimate of the liability as of June 30, 2003; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors. In addition, any adverse ruling against us regarding any environmental matter could have a material adverse effect on us.

NEW  ACCOUNTING  PRONOUNCEMENTS

We  report  under  Canadian  GAAP  and  reconcile the financial statements to US
GAAP.

NEW  CANADIAN  GAAP  ACCOUNTING  PRONOUNCEMENTS

The CICA issued Handbook Sections 1581, "Business Combinations", and 3062, "Goodwill and Other Intangible Assets". Effective July 1, 2001, the standards require that all business combinations be accounted for using the purchase method. Additionally, effective January 1, 2002, goodwill and indefinite life intangible assets will no longer be required to be amortized but will be subjected to an annual impairment test. Upon adoption of Section 3062 a transitional impairment test is required to be performed within six months, and a loss is required to be charged to opening retained earnings. This standard has been adopted by the Company.

In addition, the CICA issued amendments to Handbook Section 1650, "Foreign Currency Translation". Effective January 1, 2002, the standards require that all unrealized translation gains and losses on assets and liabilities denominated in foreign currencies be included in earnings for the year, including gains and losses on long-term monetary assets and liabilities, such as long term debt, which were previously deferred and amortized on a straight-line basis over the remaining lives of the related items. These amendments will be applied retroactively with restatement of prior periods. The adoption of this standard did not have a material effect on the financial statements.

The CICA also issued Handbook Section 3870, "Stock-based Compensation and Other Stock-based Payments". This Section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services and applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. This Section sets out a fair value based method of accounting and is required for certain stock-based transactions, effective January 1, 2002 and is applied to awards granted on or after that date. This standard has been adopted by the Company.

The CICA has also issued Accounting Guideline 13, AcG-13, "Hedging Relationships", which requires that in order to apply hedge accounting, all hedging relationships must be identified, designated, documented and effective. Where hedging relationships cannot meet these requirements, hedge accounting must be discontinued. AcG-13 is applicable for fiscal years beginning on or after July 1, 2003. Management is currently evaluating the effect of the adoption of the new guideline on its financial statements.

The CICA has issued a revised Handbook Section 3475, "Disposal of Long-Lived Assets and Discontinued Operations". The revised standard establishes criteria for the classification of long-lived assets as "held for sale" and requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. It eliminates the previous recommendation that enterprises include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

Additionally, the revised standard expands the scope of discontinued operations to include all components of an enterprise with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The new Section 3475 is effective for disposal activities initiated by the enterprise's commitment to a plan on or after May 1, 2003. Management does not expect the adoption of the new standard to have a material impact on its financial statements.

In 2002, the CICA Handbook Sections 3063 - "Impairment of Long Lived Assets" and 3475 - "Disposal of Long Lived Assets and Discontinued Operations" were amended to harmonize with SFAS 144. The standards will require an impairment loss to be recognized when the carrying amount of an asset held for use exceeds the sum of the undiscounted cash flows. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. An asset held for sale is to be measured at the lower of carrying cost or fair value less cost to sell. In addition, this guidance broadens the concept of a discontinued operation and eliminates the ability to accrue operating losses expected between the measurement date and the disposal date.
Section 3063 is effective for fiscal years beginning on or after April 1, 2003 and Section 3475 applies to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003. The sections will be applied prospectively with early adoption encouraged. Management is currently evaluating the effect of the adoption of the new standard on its financial statements.

NEW  US  GAAP  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which we adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income (loss) depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items. We may from time to time enter into metals hedging contracts (principally for gold and zinc). The contracts may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002. We adopted these standards in January 1, 2002.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. Our management currently believes that the adoption of SFAS No. 145 will not have a material impact on our statements.

On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our management currently believes that the adoption of SFAS No. 146 will not have a material impact on our statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions of this recently issued accounting pronouncement are currently being assessed by management.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS 149 should be applied prospectively. SFAS 149 is required to be adopted by the Company on July 1, 2003. The Company has not yet determined the impact of SFAS 149 on its financial statements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position.

SFAS 150 affects an issuer's accounting for three types of freestanding financial instruments, namely:
     - mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
     - Instruments, other than outstanding shares, that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. These instruments include put options and forward purchase contracts.
     - obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company is currently evaluating the impact of SFAS 150 on its results of operations and financial position.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  45 ("FIN45"),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. Our management currently believes that the adoption of FIN45 will not have a material impact on our statements.

In January 2003, the FASB issued FIN 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - Consolidated Financial Statements to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all Variable Interest Entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after June 15, 2003 for Variable Interest Entities created prior to February 1, 2003. The Company does not conduct any transactions through special purposes entities and does not expect FIN 46 to have an impact on its financial statements.

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the Consolidated Financial Statements included in our Registration Statement on Form 10 filed with the SEC.

Revenue Recognition. Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. We must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

Mining Costs. In general, mining costs are charged to cost of sales as incurred. However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ratios over the mine life are deferred. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as "deferred stripping." Amortization, which is calculated using the unit-of-production method based on estimated recoverable ounces of proven and probable gold reserves, is charged to operating costs as gold is produced and sold, using a stripping ratio calculated as the ratio of total tons to be moved to total gold ounces to be recovered over the life of the mine, and result in the recognition of the costs of these mining activities over the life of the mine as gold is produced and sold. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.

The average remaining life of the open-pit mine operations where we capitalize mining costs is five years, which represents the time period over which the capitalized mining balance will be amortized. The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Cash flows from our individual mining operations are reviewed regularly, and at least annually, for the purpose of assessing whether any write downs to the capitalized mining cost balances are required.

The life-of-mine weighted average waste-to-ore ratio is calculated based on tons mined during the period and is calculated as the ratio of waste tons mined to total ore tons mined. For the six-month periods ended June 30, 2003 the waste-to-ore ratio was 3.31 to 1.

Depreciation and Depletion. Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. The units-of-production method is based on proven and probable ore reserves. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, amortization and reclamation accrual rates in future reporting periods.

Impairment of Long-Lived Assets. We review the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves (see discussion above), future production cost estimates and future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

Environmental Matters. When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on our current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Broken Ore on Leach Pad. Mining, engineering and crushing related costs are charged to the broken ore on leach pad account and matched to the ounces added and removed. The gold ounces are shipped to the refinery and revenues are recorded, in accordance with our revenue recognition policy, and matched in the current period against the costs.

When the ore is delivered to the leach pad it is sprinkled with a dilute solution containing cyanide and lime. This solution seeps through the leach pile until it reaches the plastic liner at the bottom. This process is aided by drainage systems (pipes and trenches) throughout the leach pad. From the liner, the gold bearing solution is captured in a pond and pumped to a series of tanks containing granular activated carbon, where the gold is absorbed onto the carbon's porous surfaces. Removal of carbon from the tanks facilitates the stripping or removal of gold from the carbon surfaces. The solution used in the stripping process is then passed through an electrical plating (electro-winning) circuit where the gold is deposited on electrodes. The electro-winning process is a method of using positive and negative electricity to extract the metals from the solutions. This process creates a sludge material that is then refined into a dore product at the mine site. Dore is a metal bar that consists of 50-65% gold, 10-20% silver and various levels of other metals that may occur in the ore. An additional refining process occurs offsite in which the bar is converted into marketable or .9999 fine gold and .9000 fine silver.

Our drawdown calculations for current and long term asset valuation determination suggest that it will take approximately 18 months to deplete the leach pad inventory. For production purposes, because we continually add new production ounces, we use a five month period in which we determine that 20% of any given production will be taken off of the pad in a months time.

The leach pad valuation process is based on management's best estimates. When the leach pad is finally closed and all gold and silver ounces removed are counted we will be able to determine the actual quantity of metal that was contained in the leach pad. Estimates begin at the start of the process as tons and metal content are estimated. Tonnage is estimated using ground surveys and truck counts. Metal content is calculated using fire assaying techniques that involve averaging the mining areas and comparing to the daily blast hole assays which are done using the Atomic Absorption Hot Cyanide Leach assaying techniques. The gold recovery curve is then estimated using the design of the leach pad, the composition of run of mine and crushed ores, the estimated ore grades and the drawdown timing. All calculations are based on mining rules and processes, however, only the total amounts of metals removed from the pad is truly known at any given time. The ounces removed from the pad are measured and used as a check and balance to the integrity of the calculation to ensure that we are reasonably assured that our estimates are close. The leach pad inventories at the Florida Canyon Mine are built and processed in stages and accordingly at the close of any given portion or stage of the process it is possible to assess the effectiveness of all assumptions by comparing them to what actually occurred. The mine has been in production since 1986 and all historical records are used for comparative purposes.

Based on this historical information, it is expected that we will recover approximately 73% of all gold ounces crushed and delivered to the pad. Our expected recovery for run of mine or uncrushed ounces delivered to the pad is 58% for the life of the leach pad. However these are estimates based on historical data and the ultimate recovery rate will only be known at the end of the leach pad life cycle.

With the current mine plan at the Florida Canyon Mine operation, the current leach pad operation is expected to deliver materials through 2006.

Changes in our assumptions will or could have the effect of changing the value of the broken ore on the leach pad. Circumstances that may lead to changes in our assumptions include but are not limited to the following: as the ore grades fluctuate the recovery assumptions may change, the higher the ore grade the higher the recovery is on those ounces, the weather may affect the leaching of the ores on the pads such as a strong freeze may slow down recoveries and a very wet spring may speed up the recovery of ounces.

The most critical area which could affect the leach pad process would be the make up of the actual ore bearing material. For example, sulphide or carbonaceous bearing ores are harder to leach than pure oxide ores. Other minerals or chemical compounds may also affect the leachability of the ores on the pad.

Currently, there is an estimated 61,800 ounces of gold in the broken ore on leach pad with a carrying value of $15,455,000 or $250 per ounce of gold. Each 1% change in the estimated recovery rate is 618 ounces of gold. If the recovery is estimated to be lower than expected this is a permanent loss of gold ounces and if the recovery is estimated to be higher the reverse is true. Each 1% change in this estimate will change the broken ore on leach pad by $154,500.

HEDGING  ACTIVITIES

In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, on November 15, 2002, we entered into a hedging contract with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: We purchased put options to cover the floor price of gold at US$295 per ounce. Therefore, if the price of gold decreases to a level below US$295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for US$295 per ounce. We also sold call options to Standard Bank. Therefore, if the price of gold increases to over US$345 per ounce, then we must sell 4,000 ounces to Standard Bank, thereby leaving any excess of the US$345 ceiling for Standard Bank. We have engaged in hedging activities to minimize the effect of declines in metals prices on our operating results. As a result, we may be prevented from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract.

Our senior management, with approval of our board of directors, makes all decisions regarding our hedging techniques, and we have no formal corporate policy concerning such techniques. We have no current plans to use hedging techniques in the future.

RISK  FACTORS

     Any of the following risks could materially adversely affect our business, financial condition, or operating results and could negatively impact the value of our common stock. These risks have been separated into two groups: risks relating to our operations and risks related to the metals mining industry generally.

     RISKS  RELATING  TO  OUR  OPERATIONS

     DUE TO OUR CURRENT CHALLENGES AT OUR MONTANA TUNNELS MINE, OUR CURRENT AND FUTURE CASH POSITION MAY NOT PROVIDE US WITH SUFFICIENT LIQUIDITY TO SUSTAIN OUR OPERATIONS.

     At June 30, 2003, we had unrestricted cash and cash equivalents of less than $2.5 million, compared to cash of approximately $13.3 million at December 31, 2002. The decrease in cash during this six-month period is due in large part to our expenditure of approximately $9 million in April and May 2003 to address the pit wall problems at our Montana Tunnels Mine.

     Approximately $2.0 million of our unrestricted cash at June 30, 2003 has been allocated to be spent pursuant to the terms and conditions of our Canadian flow-through financing. In addition, the pit wall problems at our Montana Tunnels Mine will require funding of an additional $15 million over the next year. We believe our cash requirements for 2003 will be funded through a combination of current cash, future cash flows from operations, loans and lines of credit, and/or future debt or equity security issuances. As of August 28, 2003, we began an offering to raise additional money in each of the provinces in Canada, except Quebec. In the event that we raise funding from the issuance and sale of equity securities, any such issuances of securities could dilute the ownership percentages of current investors, and any new securities could have rights, preferences and privileges superior to those of our common stock. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the significant impact that changes in the prices of gold, silver, lead and zinc have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash. If our plans are not successful, operations and liquidity may be adversely affected.

     WE MAY NOT BE IN COMPLIANCE WITH STANDARD BANKS REVOLVING LOAN LINE OF CREDIT COVENANTS.

     On June 25, 2003, we entered into a $5,000,000 Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). Although there is a $5,000,000 commitment, we must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. As of August 7, 2003, we have the ability to borrow approximately US$2,500,000 under the revolving loan. As of August 7, 2003 we have borrowed approximately US$1,000,000 from Standard Bank. Until the commitment under the line of credit expires or has been terminated, we have to meet certain covenants. As of August 28, 2003, we will likely not be in compliance with our net worth and current ratio covenants, and, therefore, we could subject to an event of default.


     WE ARE THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We were formed as a result of an merger of two separate companies, Nevoro and Pursuit, in June 2002, and to date have only three fiscal quarters of combined operations. While both Nevoro's wholly-owned subsidiary, Apollo Gold, Inc., and Pursuit had a prior operating history, we have only a limited operating history as a combined company, upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. Pursuit had net losses of $703,238, $623,498, and $2,281,142 for the respective years ended December 31, 2001, 2000 and 1999. The operations of Apollo Gold, Inc. were profitable in 2001, prior to the Plan of Arrangement. For the six months ended June 30, 2003 we had a loss of approximately $4,063,000 and for the year ended December 31, 2002, we had a loss of $4,780,000.

     You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to integrate our operations and eliminate duplicative costs. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

     WE ARE CURRENTLY INVOLVED IN ONGOING LITIGATION WHICH MAY ADVERSELY AFFECT US.

     We are engaged in litigation from time to time. On May 29, 2003 we defended an appeal involving a mining reclamation bond in the amount of US$16,936,130 issued by Safeco Insurance Company of America ("Safeco"). The purpose of the bond is to provide financial guarantees to the United States to ensure that our Florida Canyon Mine in Pershing County, Nevada, will be reclaimed in the event we fail to do so. The provision of such financial guarantee is a condition of our operating permit. Loss of the litigation would have required us to find replacement bonding in a material amount. If any claims results in a judgment against us or are settled on unfavorable terms, our results of operations, financial condition and cash flows could be materially adversely affected. See Item 8 - "Legal Proceedings."

     WE  ARE  DEPENDENT  ON  CERTAIN  KEY  PERSONNEL.

     We are currently dependent upon the ability and experience of R. David Russell, our President and Chief Executive Officer; R. Llee Chapman, our Vice President, Chief Financial Officer, Treasurer and Controller; Richard F. Nanna, our Vice President of Exploration; David K. Young, our Vice President of Business Development; Donald W. Vagstad, our Vice President, Legal, Secretary and General Counsel; and Wade Bristol, Vice President, U.S. Operations. There can be no assurance that we will be able to retain any or all of such officers. We currently do not carry key person insurance on any of these individuals, and the loss of one or more of them could have a material adverse effect on our operations. We have entered into employment agreements with each of Messrs. Russell, Chapman, Nanna, Young, Vagstad and Bristol, which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements). We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations.

     RISKS  RELATING  TO  THE  METALS  MINING  INDUSTRY

     OUR EARNINGS MAY BE AFFECTED BY METALS PRICE VOLATILITY, SPECIFICALLY THE VOLATILITY OF GOLD AND ZINC PRICES.

     We derive all of our revenues from the sale of gold, silver, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Changes in the price of gold significantly affect our profitability. Gold prices historically have fluctuated widely, based on numerous industry factors including:

     -    industrial  and  jewelry  demand;

     -    central  bank  lending,  sales  and  purchases  of  gold;

     -    forward  sales  of  gold  by  producers  and  speculators;

     -    production  and  cost  levels  in  major  gold-producing  regions; and

     - rapid short-term changes in supply and demand because of speculative or hedging activities.

     -    Gold  prices  are  also  affected by macroeconomic factors, including:

     -    confidence  in  the  global  monetary  system;

     -    expectations  of  the  future  rate  of  inflation  (if  any);

     - the strength of, and confidence in, the U.S. dollar (the currency in which the price of gold is generally quoted) and other currencies;

     -    interest  rates;  and

     - global or regional political or economic events, including but not limited to acts of terrorism.

     The current demand for, and supply of, gold also affects gold prices. The supply of gold consists of a combination of new production from mining and of existing stocks of bullion held by government central banks, public and private financial institutions, industrial organizations and private individuals. As the amounts produced by all producers in any single year constitute a small portion of the total potential supply of gold, normal variations in current production do not usually have a significant impact on the supply of gold or on its price. Mobilization of gold stocks held by central banks through lending and official sales may have a significant adverse impact on the gold price. If revenue from gold sales declines for a substantial period below the cost of production at any or all of our operations, we could be required to reduce our reserves and make a determination that it is not economically feasible to continue either the commercial production at any or all of our current operations or the exploration at some or all of our current projects.

     Price volatility also appears in the silver, zinc and lead markets. In particular, our Montana Tunnels Mine has historically produced approximately 45 million pounds of metal annually, and therefore we are subject to factors such as world economic forces and supply and demand.

     All of the above factors are beyond our control and are impossible for us to predict. If the market prices for these metals fall below our costs to produce them for a sustained period of time, we will experience additional losses and may have to discontinue exploration and/or mining at one or more of our properties.

     The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1995, 1997 and each year thereafter through December 31, 2002.

                    1980       1985       1990       1995      1997        1998       1999       2000      2001       2002
                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------

Gold (1)         US$612.56  US$317.26  US$383.46  US$384.16  US$331.10  US$294.16  US$278.77  US$279.03  US$271.00  US309.73
  (per ounces)

Silver (2)        US$20.63   US$6.14    US$4.82    US$5.19    US$4.90    US$5.53    US$5.25    US$5.00    US$4.39     US$4.60
  (per ounces)

Lead (3)          US$0.41    US$0.18    US$0.37    US$0.29    US$0.28    US$0.24    US$0.23    US$0.21    US$0.22     US$0.21
  (per lb.)

Zinc (4)          US$0.34    US$0.36    US$0.69    US$0.47    US$0.60    US$0.46    US$0.49    US$0.51    US$0.40     US$0.37
  (per lb.)

--------------------------
(1)      London Final
(2)      Handy & Harman
(3)      London Metals Exchange -- Cash
(4)      London Metals Exchange -- Special High Grade - Cash

     On June 30, 2003, the closing prices for gold, silver, zinc and lead were US$346 per ounce, US$4.50 per ounce, US$783.50 per tonne and US$484 per tonne, respectively.

     THE VOLATILITY OF METALS PRICES MAY ALSO ADVERSELY AFFECT OUR EXPLORATION EFFORTS.

     Our ability to produce gold, silver, zinc and lead in the future is dependent upon our exploration efforts, and our ability to develop new ore reserves. If prices for these metals decline, it may not be economically feasible for us to continue our exploration of a project or to continue commercial production at some or all of our properties.

     OUR  ORE  RESERVE  ESTIMATES  MAY  NOT  BE  REALIZED.

     We estimate our reserves on our properties as either "proven reserves" or "probable reserves". Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. We estimate proven reserve quantities through extensive sampling and testing of sites containing the applicable ore that allow us to have an established estimate as to the amount of such ore that we expect to extract from a site. Such sampling and tests are conducted by us and by an independent company hired by us. Probable reserves are computed with information similar to that used for proven resources, but the sites for sampling are less extensive, and the degree of certainty as to the content of a site is less. Reserves are estimates made by our technical personnel and no assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data. Further, reserves are based on estimates of current costs and prices. Our reserve estimates for properties that have not yet started may change based on actual production experience. In addition, the economic value of ore reserves may be adversely affected by:

     -  declines  in  the  market  price  of  the  various  metals  we  mine;

     -  increased  production  or  capital  costs;  or

     -  reduced  recovery  rates.

     Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also reflect that grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined, mining dilution, recoveries and other factors. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience.

     Declines in the market price of metals, as well as increased production or capital costs reduced recovery rates, may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the exploration of new projects, increased net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

     WE  MAY  NOT  ACHIEVE  OUR  PRODUCTION  ESTIMATES.

     We prepare estimates of future production for our operations. We develop our plans based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. Our actual production may vary from estimates for a variety of reasons, including:

     -    risks  and  hazards  of  the  types  discussed  in  this  section;

     - actual ore mined varying from estimates of grade, tonnage, dilution and metallurgical and other characteristics;

     - short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades;

     -    mine  failures,  pit  wall  cave-ins  or  equipment  failures;

     - natural phenomena such as inclement weather conditions, floods and earthquakes;

     -    unexpected  labor  shortages  or  strikes  and

     -    restrictions  or  regulations  imposed  by  government  agencies.

     Each of these factors also applies to sites not yet in production and to operations that are to be expanded. In these cases, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates.

     THE  SUCCESS  OF  OUR  EXPLORATION  PROJECTS  IS  UNCERTAIN.

     From time to time we will engage in the exploration of new ore bodies. Our ability to sustain or increase our present level of production is dependent in part on the successful exploration of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of such exploration projects is based upon many factors, including:

     -  estimates  of  reserves;

     -  metallurgical  recoveries;

     -  capital  and  operating  costs  of  such  projects;  and

     -  future  gold/metal  prices.

     Exploration projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

     Exploration projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies which derive estimates of capital and operating costs based upon many factors, including:

     -    anticipated  tonnage  and  grades  of  ore  to be mined and processed;

     -    the  configuration  of  the  ore  body;

     -    ground  and  mining  conditions;

     -    expected  recovery  rates  of  the  gold  from  the  ore;  and

     -    anticipated  environmental  and  regulatory  compliance  costs.

     It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated.

     ORE EXPLORATION IN GENERAL, AND GOLD EXPLORATION IN PARTICULAR, ARE SPECULATIVE.

     Exploration for ore is speculative, and gold exploration is highly speculative in nature. Exploration projects involve many risks and frequently are unsuccessful. There can be no assurance that our future exploration efforts for gold or other metals will be successful. Success in increasing our reserves will be the result of a number of factors, including the following:

     -    quality  of  management;

     -    geological  and  technical  expertise;

     -    quality  of  land  available  for  exploration;  and

     -    capital  available  for  exploration.

     If we discover a site with gold or other mineralization, it may take several years from the initial phases of drilling until production is possible. Mineral exploration, particularly for gold and silver, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

     WE  ARE  DEPENDENT  UPON  OUR  MINING  PROPERTIES.

     All of our revenues are currently derived from our mining and milling operations at the Montana Tunnels and Florida Canyon Mines which are low grade mines. If operations at either of these mines or at any of our processing facilities are reduced, interrupted or curtailed, our ability to generate future revenues and profits could be materially adversely affected.

     POSSIBLE  HEDGING  ACTIVITIES  COULD  EXPOSE  US  TO  LOSSES.

     We recently entered into hedging contracts for gold in the aggregate amount of 100,000 ounces involving the use of put and call options. The contracts give the holder the right to buy and us the right to sell stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option of $295 per ounce and a call option of $345 per ounce. In the future, we may enter into additional hedging contracts which may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments. See "Item 2 - Selected Financial Information - Hedging Activities."

     WE  FACE  SUBSTANTIAL  GOVERNMENTAL  REGULATION.

     Safety. Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA.

     Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and U.S. federal laws and regulations, including:

     - the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;

     -    the  U.S.  Endangered  Species  Act;

     -    the  Clean  Water  Act;

     -    the  Clean  Air  Act;

     -    the  U.S.  Resource  Conservative  and  Recovery  Act  ("RCRA");

     -    the  Migratory  Bird  Treaty  Act;

     -    the  Safe  Drinking  Water  Act;

     -    the  Emergency  Planning  and  Community  Right-to-Know  Act;

     -    the  Federal  Land  Policy  and  Management  Act;

     -    the  National  Environmental  Policy  Act;  and

     -    the  National  Historic  Preservation  Act.

     The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as ours, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes under RCRA.

     Some of our partially owned properties are located in historic mining districts with past production and abandoned mines. The major historical mine workings and processing facilities owned (wholly or partially) by us are being targeted by the Montana Department of Environmental Quality for publicly-funded cleanup, which reduces our exposure to financial liability. We are participating with the Montana Department of Environmental Quality under Voluntary Cleanup Plans on those sites. Our cleanup responsibilities have been substantially completed at the Corbin Flats CERCLA Facility and at the Gregory Mine site, both located in Jefferson County, Montana, under programs involving cooperative efforts with the Montana Department of Environmental Quality. The Corbin Flats CERCLA Facility was the Montana Department of Environmental Quality's number one priority site in Jefferson County. The Montana Department of Environmental Quality has reimbursed us for more than half of our cleanup costs at the Corbin Flats CERCLA Facility under two Montana State public environmental cleanup funding programs. However, there can be no assurance that we will continue to resolve disputed liability for historical mine and ore processing facility waste sites on such favorable terms in the future. We remain exposed to liability, or assertions of liability that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

     Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we sell our metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiners' operations or their compliance with environmental laws and regulations.

     Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business. Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could therefore affect future levels of mineral production.

     WE  ARE  SUBJECT  TO  ENVIRONMENTAL  RISKS.

     Environmental Liability. We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

     Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state, federal and provincial environmental laws and regulations in Canada and the U.S. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

     WE FACE STRONG COMPETITION FROM OTHER MINING COMPANIES FOR THE ACQUISITION OF NEW PROPERTIES.

     Mines have limited lives and as a result, we may seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the United States and other areas where we would consider conducting exploration and/or production activities. Because we face strong competition for new properties from other mining companies, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

     THE  TITLES  TO  SOME  OF  OUR  UNITED  STATES PROPERTIES MAY BE DEFECTIVE.

     Certain of our mineral rights consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Also, unpatented mining claims are always subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on federal lands. If such legislation is ever adopted, it could have an adverse impact on earnings from our operations, could reduce estimates of our reserves and could curtail our future exploration and development activity on federal lands.

     While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them. The failure to comply with all applicable laws and regulations, including failure to pay taxes, carry out and file assessment work, may invalidate title to portions of the properties where the mineral rights are not owned by us.

     OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY.

     Our  business  is  subject  to  a  number  of  risks and hazards including:

     -    environmental  hazards;

     -    political  and  country  risks;

     -    industrial  accidents;

     -    labor  disputes;

     -    unusual  or  unexpected  geologic  formations;

     -    cave-ins;

     -    slope  failures;  and

     - flooding and periodic interruptions due to inclement or hazardous weather conditions.

     Such  risks  could  result  in:

     - damage to or destruction of mineral properties or producing facilities;

     -    personal  injury  or  death;

     -    environmental  damage;

     -    delays  in  mining;

     -    monetary  losses;  and

     -    legal  liability.

     For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain this insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive for us and other companies in our industry, and, therefore, we do not maintain environmental insurance. Recently we have experienced several slides at our Montana Tunnels Mine which has affected our milling operations causing us to lose valuable production time and consequently reducing our revenues. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend operations or enter into other interim compliance measures.

     OUR  INTERNATIONAL  OPERATIONS  ARE  SUBJECT  TO  INHERENT  RISKS.

     Prior to the Plan of Arrangement, we conducted a portion of our operations outside of the United States. Pursuit had interests in two mineral exploration properties located in the Republic of Indonesia. However, due to the political uncertainty and the economic climate of Indonesia, Pursuit placed its Indonesian properties on a care and maintenance basis in 1999. Pursuit subsequently wrote off the value of such properties and no exploration is currently planned with respect thereto. Efforts to joint venture such properties were also terminated due to the general lack of exploration interest in Indonesia. We are currently attempting to recover the balance of security deposits paid to acquire our interests in the Indonesian properties in the amount of approximately US$200,000 and bank guarantees aggregating approximately US$37,960 of which US$100,000 was recovered in 2002. Despite making all reasonable efforts, there is no guarantee that the balance of such security deposits or any portion thereof will be recovered.

     In addition, Pursuit had interests in a project in the Philippines known as the Hinoba-an property. Since 1999, we had been actively seeking a sale or joint venture of our Philippines property. The ultimate recovery from the Hinoba-an property was dependent on the price of copper which has been at low levels. In December of 2001, we executed an agreement with Hinoba Holdings Limited ("HL") whereby we granted HL the option to acquire all of our rights to the Hinoba-an copper project. Under the terms of the agreement, Apollo was to receive 7.5% of HL's treasury shares as consideration for the option, and HL was to assume all operating expenses relating to the Hinoba-an project in addition to receiving full operating control of the project. In the event that HL exercised the option to acquire all of our interest in the project, HL was to pay us additional consideration of US$5,000,000 within 18 months of having achieved commercial production. In 2002, HL defaulted on this agreement.

     We have discontinued pursuing our interests, if any, in the Philippines and Indonesia. We are no longer financing our subsidiaries that own the underlying title to the properties.

     We may conduct mining operations in Canada and we currently have exploration projects in Canada. We anticipate that we will conduct significant international operations in other nations in the future. Because we conduct operations internationally, we are subject to political, economic and other risks such as:

     - legislative or other governmental requirements concerning the mining industry;

     -    the  effects  of  local  political  and  economic  developments;

     -    exchange  controls;

     -    currency  fluctuations;  and

     - taxation and laws or policies of foreign countries and the United States affecting trade, investment and taxation.

     Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations.

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

     This registration statement includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

     -    metal  prices  and  price  volatility;

     -    amount  of  metal  production;

     -    costs  of  production;

     -    remediation,  reclamation,  and  environmental  costs;

     -    regulatory  matters;

     -    the  results  or  settlement  of  pending  litigation;

     -    cash  flow;

     -    revenue  calculations;

     -    the  nature  and  availability  of  financing;  and

     -    project  risks.

     See "Risk Factors" for a description of these factors. Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this periodic filing. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  RISK

     Market  Price  of  Gold

The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last five years, the average annual market price has fluctuated between $271 per ounce and $331 per ounce.

There are certain market risks associated with the hedging contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. At June 30, 2003, the fair value of the contracts is a loss of $1,604,000 (December 31, 2002 - $3,573,000).

     Interest  Rate  Risk

At June 30, 2003, we had borrowed US$1 million under our line of credit with Standard Bank. Each loan under the line of credit bears interest during each interest period for such loan at a rate per annum equal to the LIBOR Rate for such Interest Period plus 2.75%.

     Foreign  Currency

While the Company does currently conduct exploration activities in Canada, the price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. Therefore, the Company has minimal, if any foreign currency exposure.

ITEM  4.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART  II  --  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

We have defended an appeal following litigation involving a mining reclamation bond in the amount of US$16,936,130 (the "Bond") issued by Safeco Insurance Company of America ("Safeco"), which was recently concluded in our favor. The purpose of the bond is to provide financial guarantees to the United States to ensure that our Florida Canyon Mine in Pershing County, Nevada, will be reclaimed in the event we fail to do so. The provision of such financial guarantee is a condition of our operating permit. Loss of the litigation would require us to find replacement bonding in a material amount.

The parties negotiated a form of final judgment implementing an August 10, 1999, summary judgment order, an August 14, 2000, reconsideration denial
order,   and  a  February  15,  2002,  area-disturbed  stipulation,  which included a statement that final judgment was entered "at the request and consent of all parties." The form of judgment omitted any reservation of any right to appeal by any party. The Court entered final judgment in the form requested by the parties on March 8, 2002.

Notwithstanding that the final judgment was entered "at the request and consent of all parties," on April 5, 2002, Safeco filed a notice of appeal from the final judgment and all underlying orders. On May 12, 2003 the Ninth Circuit Court of Appeals heard oral arguments of Safeco's appeal and underlying orders, and on May 29, 2003, a not for publication memorandum decision was delivered by a three-judge panel affirming the U.S. District Court judgment in our favor.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

At the Company's annual and special meeting (the "Meeting") of shareholders held on May 21, 2003, the following items of business were voted upon by the shareholders:

1. to elect directors of the Company; the directors and the votes cast for, against or withheld are as follows: 21,682,176, 0 and 21,207 respectively.

2. to appoint auditors and to authorize the directors to fix their remuneration; the votes cast for, against or withheld are as follows:
     20,301,026,  0  and  5,859  respectively.

3. to consider a special resolution (the "Continuance Resolution") authorizing the Company to apply for a Certificate of Continuance under the Business Corporations Act (Yukon) (the "YBCA") thereby continuing the Company as if it had been incorporated under the YBCA; the votes cast for, against or withheld are as follows: 15,707,961, 101,871 and 0, respectively.

4. to consider and, if deemed advisable, confirm an amendment to the By-Law of the Company (the "By-law Resolution"), being a by-law governing the business and affairs of the Company generally, which by-law by its terms repeals all previous by-laws governing the business and affairs of the Company generally and all governing by-laws of the Company; the votes cast for, against or withheld are as follows: 15,803,124, 4,918 and 0, respectively.

5. to consider and, if thought appropriate, pass a resolution with or without variation, (the "Private Placement Resolution"), authorizing the board of directors of the Company to enter into additional private placements of securities of the Company during the 12 month period ending May 21, 2004; the votes cast for, against or withheld are as follows: 14,608,540, 1,052,589 and 0, respectively.

6. to consider and, if thought appropriate, pass a resolution with or without variation, (the "Stock Option Plan Resolution"), authorizing the amendment of the Company's existing incentive stock option plan (the "Incentive Stock Option Plan") to authorize the issuance of up to 4,805,904 common shares upon the exercise of options granted under the plan and to conform it to certain United States tax and securities laws; the votes cast for, against or withheld are as follows: 14,685,124, 980,344 and 0, respectively.

ITEM  5.  OTHER  INFORMATION.

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  No.                          Title  of  Exhibit

(a)  Exhibits:

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1  -  Apollo Gold Inc. Financial Statements

(b)  Reports  filed  on  Form  8-K  during  the  quarter  ended  June  30, 2003:

Not  applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


APOLLO  GOLD  CORPORATION

Date:  September  8,  2003              /s/  R.  David  Russell
                                        -----------------------
                                        R.  David  Russell, President  and
                                        Chief  Executive  Officer

Date:  September  8,  2003              /s/  R.  Llee  Chapman
                                        ----------------------
                                        R.  Llee  Chapman,
                                        Chief  Financial  Officer