Form 10-Q
period 2003-09-30
APOLLO GOLD CORP
filed 2003-11-14
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q


        [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       Or
        [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  001-31593


                             APOLLO GOLD CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

Yukon Territory                                                Not Applicable
--------------------------------                           --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No

Indicate  by  check  mark  whether  the  registrant is an accelerated filer ( as
defined  in  Rule  12-b2  of  the  Exchange  Act).    Yes     No  X

At October 31, 2003, there were 73,721,838 shares of Apollo Gold Corporation common stock outstanding.

                             APOLLO GOLD CORPORATION

                                TABLE OF CONTENTS

                                                                             Page
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

APOLLO GOLD CORPORATION
  CONSOLIDATED BALANCE SHEET (UNAUDITED) -- as of September 30, 2003            2

  CONOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
    For the Three and Nine Month Periods Ended September 30, 2003 and 2002      3

  CONDENSED STATEMENT OF DEFICIT (UNAUDITED)
   For the Three and Nine Month Periods Ended September 30, 2003 and 2002       4

  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
   For the Nine Months Ended September 30, 2003 and 2002                        5

  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                     6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION                                         27

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
      ABOUT MARKET RISK                                                        55

  ITEM 4.   CONTROLS AND PROCEDURES                                            56

PART II - OTHER INFORMATION                                                    56

  ITEM 1.  LEGAL PROCEEDINGS                                                   56

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           56

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     56

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 56

  ITEM 5.  OTHER INFORMATION                                                   56

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    56

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

     These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company's Form 10 Registration Statement (the "Registration Statement") which was declared effective with the Securities and Exchange Commission on August 13, 2003.

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF CANADIAN DOLLARS)
----------------------------------------------------------------------------------------

                                                           SEPTEMBER 30,   December 31,
                                                                   2003            2002
                                                        ---------------  --------------
ASSETS                                                    (UNAUDITED)      (Audited)
CURRENT
   Cash and cash equivalents                            $       44,336   $      13,293
   Accounts receivable                                           5,925           5,093
   Prepaids                                                        778             840
   Broken ore on leach pad - current                            13,259          14,352
   Materials and supplies                                        4,196           4,615
---------------------------------------------------------------------------------------
Total current assets                                            68,494          38,193
BROKEN ORE ON LEACH PAD - LONG TERM                              2,526           2,533
PROPERTY, PLANT AND EQUIPMENT (Note 3)                          46,525          47,920
DEFERRED STRIPPING COSTS                                        29,485          26,815
RESTRICTED CERTIFICATE OF DEPOSIT                                8,636           8,365
---------------------------------------------------------------------------------------
TOTAL ASSETS                                            $      155,666   $     123,826
=======================================================================================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities             $       11,031   $      10,755
   Notes payable                                                 5,228           4,912
   Property and mining taxes payable                             1,099           1,562
---------------------------------------------------------------------------------------
Total current liabilities                                       17,358          17,229
NOTES PAYABLE                                                    4,472           8,277
ACCRUED SITE CLOSURE COSTS                                      28,865          32,354
---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               50,695          57,860
---------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (DEFICIT)

Share capital (Note 4)                                         172,546         110,252
Issuable common shares                                             350             350
Special warrants (Note 4)                                            -           9,768
Contributed surplus (Note 4)                                    10,782          10,998
Cumulative translation adjustment                               (8,377)          1,393
Accumulated deficit                                            (70,330)        (66,795)
---------------------------------------------------------------------------------------
Total shareholders' equity                                     104,971          65,966
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $      155,666   $     123,826
=======================================================================================

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
-----------------------------------------------------------------------------------------

                                      Three months ended           Nine months ended
                                         September 30,               September 30,
                                   --------------------------  --------------------------
                                       2003          2002          2003          2002
                                   ------------  ------------  ------------  ------------
REVENUE
   Revenue from sale of minerals   $    27,738   $    17,008   $    64,976   $    17,008
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
   Direct operating costs               22,488        12,254        52,025        12,254
   Depreciation and amortization         2,000         2,825         6,035         2,825
   General and administrative            1,502         1,409         4,795         1,827
   Share-based compensation                 27             -           534             -
   Accrued site closure costs -
     accretion expense                     442           609         1,373           609
   Royalties                               327           425           981           425
   Exploration and development              72         1,140         2,977         1,140
-----------------------------------------------------------------------------------------
                                        26,858        18,662        68,720        19,080
-----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                    880        (1,654)       (3,744)       (2,072)
OTHER INCOME (EXPENSES)
   Interest income                          14             -            73             -
   Interest expense                       (175)         (842)         (629)         (842)
   Foreign exchange (loss) gain           (191)            -           765             -
-----------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR
   THE PERIOD                      $       528   $    (2,496)  $    (3,535)  $    (2,914)
=========================================================================================

NET INCOME (LOSS) PER
   SHARE, BASIC AND DILUTED        $      0.01   $     (0.08)  $     (0.07)  $     (0.24)
=========================================================================================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            49,843,353    33,022,537    48,480,820    12,356,666
=========================================================================================


      The accompanying notes are an integral part of these interim financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(IN THOUSANDS OF CANADIAN DOLLARS)
(UNAUDITED)
------------------------------------------------------------------------------


                                Three months ended       Nine months ended
                                    September 30,           September 30,
                              ------------------------  ----------------------
                                 2003         2002         2003        2002
                              -----------  -----------  -----------  ---------
Deficit, beginning of period  $  (70,858)  $  (62,432)  $  (66,795)  $(62,014)
Net income (loss) for
   the period                        528       (2,496)      (3,535)    (2,914)
------------------------------------------------------------------------------
Deficit, end of period        $  (70,330)  $  (64,928)  $  (70,330)  $(64,928)
==============================================================================


      The accompanying notes are an integral part of these interim financial statements.

APOLLO  GOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN  THOUSANDS  OF  CANADIAN  DOLLARS)
(UNAUDITED)
---------------------------------------------------------------------------------------------

                                             Three months ended         Nine months ended
                                                 September 30,            September 30,
                                           ------------------------  ------------------------
                                              2003         2002         2003         2002
                                           -----------  -----------  -----------  -----------
OPERATING ACTIVITIES
   Net income (loss) for the period        $      528   $   (2,496)  $   (3,535)  $   (2,914)
   Items not affecting cash
     Depreciation and amortization              2,000        2,825        6,035        2,825
     Amortization of deferred stripping         4,577            -        6,758            -
     Share-based compensation                      27            -          534            -
     Accrued site closure costs -
      accretion expense                           442          609        1,373          609
     Gain on sale of property, plant and
      equipment                                   (57)           -          (57)           -
   Changes in non-cash operating
     assets and liabilities                      (751)        (987)      (1,233)        (536)
---------------------------------------------------------------------------------------------
Net cash flows from (used in)
   operating activities                         6,766          (49)       9,875          (16)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Deferred stripping costs                    (5,193)           -      (13,914)           -
   Property, plant and equipment
     expenditures                              (5,918)     (22,577)     (12,016)     (22,577)
   Proceeds from disposal of
     property, plant and equipment                237            -          237            -
   Acquisition of Nevoro                            -            -            -      (16,756)
   Restricted Certificate of Deposit             (295)      (1,513)      (1,604)      (1,513)
---------------------------------------------------------------------------------------------
Net cash flows used in investing
   activities                                 (11,169)     (24,090)     (27,297)     (40,846)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Capital lease repayments                         -       (1,149)           -       (1,149)
   Proceeds from exercise of warrants
     and options                                  977        9,864        5,140        9,864
   Proceeds on issuance of shares              46,450            -       46,450            -
   Notes payable                               (1,292)       4,762       (1,548)       4,762
   Proceeds on issuance of
    convertible debentures, net                     -       12,907            -       32,820
---------------------------------------------------------------------------------------------
Net cash flows from financing
   activities                                  46,135       26,384       50,042       46,297
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash           122        1,684       (1,577)       1,685
---------------------------------------------------------------------------------------------
NET INCREASE IN CASH                           41,854        3,929       31,043        7,120
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          2,482        3,321       13,293          130
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                           $   44,336   $    7,250   $   44,336   $    7,250
=============================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
   Interest                                $      175   $        -   $      620   $        -
=============================================================================================
   Income taxes                            $        -   $        -   $        -   $        -
=============================================================================================

During the quarter ended June 30, 2003, the Company issued 61,500 shares to acquire certain parcels of land located in Nevada. Share capital and property, plant and equipment both increased by $187 as a result of these transactions.

      The accompanying notes are an integral part of these interim financial statements.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


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

     Apollo Gold also purchased the Black Fox Project (former Glimmer Mine) which is located in the Province of Ontario near the Township of Mattheson in September of 2002. This project is now considered a development property.

     Currently the Company is operating the Florida Canyon Mine at its designed capacity (approximately 110,000 gold ounces per year). The Montana Tunnels Mine recommenced commercial production in April 2003.

2.   ACCOUNTING  POLICIES

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


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


2.   ACCOUNTING  POLICIES  (CONTINUED)

     In April 2003 the Company recommenced commercial production at the Montana Tunnels Mine and now amortizes the deferred stripping costs in accordance with the following accounting policy:

     Deferred  stripping  costs

     Mining costs associated with open-pit deposits that have diverse ore grades and waste-to-ore ton ratios are deferred and amortized over the mine life. These mining costs arise from the removal of waste rock commonly referred to as "deferred stripping costs". Amortization of amounts deferred is based on a ratio, calculated as estimated total mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves. This ratio is used to calculate the current period production cost charged against earnings by multiplying the ratio times the reserves mined during the period. Amortization of deferred stripping costs is included within direct operating costs in our statement of operations. This accounting method results in the smoothing of these costs over the life of the mine, rather than expensing them as incurred. The full amount of deferred stripping costs may not be expensed until the end of the life of the mine. Some mining companies expense these costs as incurred, which may result in the reporting of greater volatility in period to period results of operations. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.

3.   PROPERTY,  PLANT  AND  EQUIPMENT

     The  components  of  property,  plant  and  equipment  are  as  follows:

                                                   SEPTEMBER 30,              December 31,
                                                       2003                       2002
                                     --------------------------------------  ---------------
                                                   Accumulated     Net Book     Net Book
                                         Cost      Depreciation     Value         Value
                                     ------------  -------------  ---------  ---------------
Mine assets
   Building, plant and equipment     $     16,142  $       2,906  $  13,236  $        11,506
   Mining properties and
     development costs                     31,049          7,560     23,489           25,207
--------------------------------------------------------------------------------------------
                                           47,191         10,466     36,725           36,713
   Mineral rights                           9,800              -      9,800           11,207
--------------------------------------------------------------------------------------------
Total property, plant and equipment  $     56,991  $      10,466  $  46,525  $        47,920
============================================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


4.   SHARE  CAPITAL

     (a)  Authorized

          Unlimited  number  of  common  shares  with  no  par  value.

     (b)  Issued  and  outstanding


                                                     Contributed    Special
                               Shares      Amount      Surplus     Warrants
                             -----------  --------  -------------  ----------
Balance, December 31, 2002    40,190,874  $110,252  $     10,998   $   9,768
Shares issued for cash        22,300,000    45,973           477           -
Conversion of units            6,000,000     9,768             -      (9,768)
Warrants exercised             2,156,500     5,048             -           -
Options exercised                 83,412        92             -           -
Nevoro acquisition, senior
   executive share
   compensation                        -         -           271           -
Shares issued to supplier         50,000       262             -           -
Shares issued for land            61,500       187             -           -
Fiscal 2002 stock-based
   compensation issued
   in 2003                       265,000       964          (964)          -
-----------------------------------------------------------------------------
Balance, September 30, 2003   71,107,286  $172,546  $     10,782   $       -
=============================================================================


     (c)  Shares  issued  for  cash

          During the three months ended September 30, 2003, the Company issued 22,300,000 shares for proceeds of $50,175, net of agent's commissions of $3,010, expenses of $715 and fair value of agent's options of $477.

          The Company granted the agents 669,000 agent's options with an exercise price of $2.25 per option in connection with this issuance. These agent's options expire in two years and vest immediately. Using the fair value based method for stock-based compensation, share issuance costs of approximately $477 were recognized. This amount was determined using an option pricing model assuming no dividends were paid, a volatility of the Company's share price of 53%, an expected life of the options of two years, and annual risk-free rate of 3.52%.

          Subsequent to September 30, 2003, the agents exercised their over-allotment option and the Company issued a further 2,132,300 shares at an offering price of $2.25 and granted a further 63,969 agent's options with similar terms to those previously granted.


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


4.   SHARE  CAPITAL  (CONTINUED)

     (d)  Warrants

          The following summarizes outstanding warrants as at September 30, 2003:

                     Number of      Exercise            Expiry
          Warrants    Shares          Price              Date
          ----------  ---------  -----------------  -----------------

          5,749,750  5,749,750  $2.16 (U.S.$1.60)  March 24, 2004
          3,000,000  3,000,000  $           3.25   December 23, 2006
          -----------------------------------------------------------
          8,749,750  8,749,750
          ===========================================================


     (e)  Share  purchase  options

          (i)  Fixed  stock  option  plan

               The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

               At September 30, 2003, there were 1,939,100 options outstanding with a weighted average price of $3.38 and expiry dates ranging from February 2013 to August 2013.

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

               In fiscal 2002, one-half of the options and common shares vested based upon the established performance criteria. The balance of the options vest based upon the established fiscal 2003 performance criteria. Furthermore, one half of the related common shares were approved for issuance in 2003 based upon the fiscal 2002 performance and the balance of the shares vest based upon the established fiscal 2003 performance criteria. An expense of $271 has been recorded in the statement of operations relating to the fair value expense of the common shares vesting in fiscal 2003 and credited to contributed surplus.


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


4.   SHARE  CAPITAL  (CONTINUED)

     (e)  Share  purchase  options  (continued)

          (ii) Performance-based  stock  option  plan  (continued)

               As at September 30, 2003, there were 2,660,160 performance-based options outstanding with a weighted average price of $1.08 (U.S.$0.80) and an expiry date of June 25, 2007. In addition, there is an entitlement to 265,000 performance-based common shares outstanding.

     (f)  Stock-based  compensation

          The following pro forma financial information presents the net loss for the period and the basic and diluted loss per common share had the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments:

                                                       THREE MONTHS      Nine months
                                                           ENDED            ended
                                                       SEPTEMBER 30,    September 30,
                                                           2003             2003
                                                      ---------------  ---------------
          Net income (loss)
             As reported                              $          528   $       (3,535)
             Compensatory fair value of options                  826            3,407
          ----------------------------------------------------------------------------
             Pro forma                                $         (298)  $       (6,942)
          ============================================================================

          Basic and diluted income (loss) per share
             As reported                              $         0.01   $        (0.07)
             Pro forma                                         (0.01)           (0.14)
          ============================================================================

          Using the fair value based method for stock-based compensation, additional costs of approximately $826 and $3,407 would have been recorded for the three and nine month periods ended September 30, 2003, respectively. This amount was determined using an option pricing model assuming no dividends were paid, a weighted average volatility of the Company's share price of 52%, a weighted average expected life of the options of 2 to 5 years, and weighted average annual risk-free rate of 3.52%.


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


4.   SHARE  CAPITAL  (CONTINUED)

     (g)  Earnings  (loss)  per  share

          Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. In periods for which there is a reported net loss, potentially dilutive securities have been excluded from the calculation, as their effect would be anti-dilutive.

          The following table reconciles the number of shares utilized in the earnings (loss) per common share calculations for the periods indicated:

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                              ----------------------  ----------------------
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
          Basic weighted
            average shares
            outstanding       49,843,353  33,022,537  48,480,820  12,356,666
          Effect of dilutive
            securities,
            stock options        760,841           -           -           -
          ------------------------------------------------------------------
          Diluted weighted
            average shares
            outstanding       50,604,194  33,022,537  48,480,820  12,356,666
          ==================================================================

5.   INCOME  TAXES

     The Company did not record a recovery for income taxes for the period ended September 30, 2003 due to the availability of net operating loss carry forwards and the uncertainty of their future realization.

6.   SEGMENTED  INFORMATION

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


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts  as  at  September  30,  2003  are  as  follows:

                                        Montana   Florida    Black   Corporate
                                        Tunnels    Canyon     Fox    and Other    Total
                                        --------  --------  -------  ----------  --------
     Cash and cash equivalents          $     12  $     19  $   825  $   43,480  $ 44,336
     Broken ore on leach pad -
       current                                 -    13,259        -           -    13,259
     Other non-cash current assets         7,069     3,267      183         380    10,899
     ------------------------------------------------------------------------------------
                                           7,081    16,545    1,008      43,860    68,494
     Broken ore on leach pad -
       long-term                               -     2,526        -           -     2,526
     Property, plant and equipment        15,836    17,410    8,948       4,331    46,525
     Deferred stripping costs             29,485         -        -           -    29,485
     Restricted certificate of deposit     3,055     4,999      437         145     8,636
     ------------------------------------------------------------------------------------
     Total assets                       $ 55,457  $ 41,480  $10,393  $   48,336  $155,666
     ====================================================================================

     Current liabilities                $  7,265  $  9,425  $    22  $      646  $ 17,358
     Notes payable                           444     4,028        -           -     4,472
     Accrued site closure costs           11,992    16,873        -           -    28,865
     ------------------------------------------------------------------------------------
     Total liabilities                  $ 19,701  $ 30,326  $    22  $      646  $ 50,695
     ====================================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts  as  at  December  31,  2002  are  as  follows:

                                        Montana   Florida    Black   Corporate
                                        Tunnels    Canyon     Fox    and Other    Total
                                        --------  --------  -------  ----------  --------
     Cash and cash equivalents          $    139  $     31  $ 4,439  $    8,684  $ 13,293
     Broken ore on leach pad -
       current                                 -    14,352        -           -    14,352
     Other non-cash current assets         5,632     4,470       23         423    10,548
     ------------------------------------------------------------------------------------
                                           5,771    18,853    4,462       9,107    38,193
     Broken ore on leach pad -
       long-term                               -     2,533        -           -     2,533
     Property, plant and equipment        16,724    20,026    7,852       3,318    47,920
     Deferred stripping costs             26,815         -        -           -    26,815
     Restricted certificate of deposit     2,459     5,581      158         167     8,365
     ------------------------------------------------------------------------------------
     Total assets                       $ 51,769  $ 46,993  $12,472  $   12,592  $123,826
     ====================================================================================

     Current liabilities                $  6,950  $  7,571  $     -  $    2,708  $ 17,229
     Notes payable                         2,168     6,109        -           -     8,277
     Accrued site closure costs           13,691    18,663        -           -    32,354
     ------------------------------------------------------------------------------------
     Total liabilities                  $ 22,809  $ 32,343  $     -  $    2,708  $ 57,860
     ====================================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts for the three and nine month periods ended September 30, 2003 and 2002, respectively, are as follows:

                                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                                     ---------------------------------------------------
                                      Montana    Florida   Black    Corporate
                                      Tunnels    Canyon     Fox     and Other    Total
                                     ---------  ---------  ------  -----------  --------
     Revenue from sale of minerals   $ 14,934   $ 12,804   $    -  $        -   $27,738
     -----------------------------------------------------------------------------------

     Direct operating costs            12,292     10,196        -           -    22,488
     Depreciation and amortization        750      1,203        -          47     2,000
     General and administrative             -          -        -       1,502     1,502
     Share-based compensation               -          -        -          27        27
     Accrued site closure costs
       - accretion expense                109        333        -           -       442
     Royalties                              -        327        -           -       327
     Exploration and development            -          -        -          72        72
     -----------------------------------------------------------------------------------
                                       13,151     12,059        -       1,648    26,858
     -----------------------------------------------------------------------------------
     Operating income (loss)            1,783        745        -      (1,648)      880
     Interest income                        4          -        -          10        14
     Interest expense                     (49)      (112)       -         (14)     (175)
     Foreign exchange loss                  -          -        -        (191)     (191)
     -----------------------------------------------------------------------------------
     Net income (loss)               $  1,738   $    633   $    -  $   (1,843)  $   528
     ===================================================================================

     Investing activities
       Property, plant and
         equipment
     expenditures                    $  2,831   $    350   $2,086  $      651   $ 5,918
       Deferred stripping
         expenditures                   5,193          -        -           -     5,193


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     -----------------------------------------------------
                                      Montana    Florida    Black     Corporate
                                      Tunnels    Canyon      Fox      and Other    Total
                                     ---------  ---------  --------  -----------  --------
     Revenue from sale of minerals   $ 25,906   $ 39,070   $     -   $        -   $64,976
     -------------------------------------------------------------------------------------

     Direct operating costs            22,630     29,395         -            -    52,025
     Depreciation and amortization      2,138      3,781         -          116     6,035
     General and administrative             -          -         -        4,795     4,795
     Share-based compensation               -          -         -          534       534
     Accrued site closure costs
       - accretion expense                109      1,264         -            -     1,373
     Royalties                              -        981         -            -       981
     Exploration and development            -          -     2,324          653     2,977
     -------------------------------------------------------------------------------------
                                       24,877     35,421     2,324        6,098    68,720
     -------------------------------------------------------------------------------------
     Operating income (loss)            1,029      3,649    (2,324)      (6,098)   (3,744)
     Interest income                        4          -         -           69        73
     Interest expense                    (166)      (381)        -          (82)     (629)
     Foreign exchange gain                  -          -       535          230       765
     -------------------------------------------------------------------------------------
     Net income (loss)               $    867   $  3,268   $(1,789)  $   (5,881)  $(3,535)
     =====================================================================================

     Investing activities
       Property, plant and
         equipment
     expenditures                    $  4,117   $  4,255   $ 2,297   $    1,534   $12,203
       Deferred stripping
         expenditures                  13,914          -         -            -    13,914


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

                                          Three months ended September 30, 2002
                                    ---------------------------------------------------
                                     Montana    Florida   Black    Corporate
                                     Tunnels    Canyon     Fox     and Other    Total
                                    ---------  ---------  ------  -----------  --------
     Revenue from sale of minerals  $      -   $ 17,008   $    -  $        -   $17,008
     ----------------------------------------------------------------------------------

     Direct operating costs                -     12,254        -           -    12,254
     Depreciation and amortization         -      2,811        -          14     2,825
     General and administrative            -          -        -       1,409     1,409
     Share-based compensation              -          -        -           -         -
     Accrued site closure costs
       - accretion expense                 -        609        -           -       609
     Royalties                             -        425        -           -       425
     Exploration and development           -          -        -       1,140     1,140
     ----------------------------------------------------------------------------------
                                           -     16,099        -       2,563    18,662
     ----------------------------------------------------------------------------------
     Operating (loss) income               -        909        -      (2,563)   (1,654)
     Interest income                       -          -        -           -         -
     Interest expense                   (264)      (516)       -         (62)     (842)
     Foreign exchange gain                 -          -        -           -         -
     ----------------------------------------------------------------------------------
     Net (loss) income              $   (264)  $    393   $    -  $   (2,625)  $(2,496)
     ==================================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


6.   SEGMENTED  INFORMATION  (CONTINUED)

                                       Nine months ended September 30, 2002
                               ---------------------------------------------------
                                Montana    Florida   Black    Corporate
                                Tunnels    Canyon     Fox     and Other    Total
                               ---------  ---------  ------  -----------  --------
Revenue from sale of minerals  $      -   $ 17,008   $    -  $        -   $17,008
----------------------------------------------------------------------------------

Direct operating costs                -     12,254        -           -    12,254
Depreciation and amortization         -      2,811        -          14     2,825
General and administrative            -          -        -       1,827     1,827
Share-based compensation              -          -        -           -         -
Accrued site closure costs
  - accretion expense                 -        609        -           -       609
Royalties                             -        425        -           -       425
Exploration and development           -          -        -       1,140     1,140
----------------------------------------------------------------------------------
                                      -     16,099        -       2,981    19,080
----------------------------------------------------------------------------------
Operating (loss) income               -        909        -      (2,981)   (2,072)
Interest income                       -          -        -           -         -
Interest expense                   (264)      (516)       -         (62)     (842)
Foreign exchange gain                 -          -        -           -         -
----------------------------------------------------------------------------------
Net (loss) income              $   (264)  $    393   $    -  $   (3,043)  $(2,914)
==================================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


7.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT

     Gold  hedges

     The Company has entered into hedging contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of October 1, 2003 there are 76,000 ounces remaining on these contracts. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of two hundred and ninety-five U.S. dollars per ounce and a call option strike price of three hundred and forty-five U.S. dollars per ounce. The Company has also entered into certain spot deferred forward contracts for the delivery of 16,400 ounces of gold. Gains or losses on these spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. As at September 30, 2003, the fair value of the contracts is a loss of $5,819 (December 31, 2002 - $3,573).

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


7.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT  (CONTINUED)

     Gold  hedges  (continued)

     The  contracts  mature  as  follows:

                                                   Ounces
                                                  of Gold
                                         ----------------

              2003 (as of October 1)               18,400
              2004                                 58,000
              2005                                 16,000
              -------------------------------------------
                                                   92,400
              ===========================================

8.   COMMITMENTS  AND  CONTINGENCIES

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


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and nine month periods ended September 30, 2003 and 2002.

     Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  2003

                                                                                 Accounts
                                                      Property,    Deferred     Payable and
                                        Restricted    Plant and    Stripping      Accrued        Other        Share
                                Cash       Cash       Equipment      Costs      Liabilities   Liabilities    Capital
                              --------  -----------  -----------  -----------  -------------  ------------  ---------
As at September 30, 2003
  Canadian GAAP               $44,336   $         -  $   46,525   $   29,485   $     11,031   $          -  $172,546
Convertible debenture (a)           -             -           -            -              -              -         -
Share-based compensation (b)        -             -           -            -              -              -         -
Gold hedge loss (c)                 -             -           -            -           (305)         5,819         -
Impairment of property,
  plant and equipment
  and capitalized deferred
  stripping costs (d)               -             -      (8,608)     (13,927)             -              -         -
Amortization of deferred
  stripping costs (e)               -             -           -       (1,144)             -              -         -
Flow-through common
  shares (f)                     (825)          825           -            -              -             69      (375)
Black Fox development
  costs (g)                         -             -      (1,943)           -              -              -         -
---------------------------------------------------------------------------------------------------------------------
As at September 30, 2003
  U.S. GAAP                   $43,511   $       825  $   35,974   $   14,414   $     10,726   $      5,888  $172,171
=====================================================================================================================


                              Contributed
                                Surplus      Deficit
                              ------------  ----------
As at September 30, 2003
  Canadian GAAP               $     10,782  $ (70,330)
Convertible debenture (a)           32,666    (32,666)
Share-based compensation (b)         5,265     (5,265)
Gold hedge loss (c)                      -     (5,514)
Impairment of property,
  plant and equipment
  and capitalized deferred
  stripping costs (d)                    -    (22,535)
Amortization of deferred
  stripping costs (e)                    -     (1,144)
Flow-through common
  shares (f)                             -        306
Black Fox development
  costs (g)                              -     (1,943)
------------------------------------------------------
As at September 30, 2003
  U.S. GAAP                   $     48,713  $(139,091)
======================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

                                                        Property,    Deferred
                                          Restricted    Plant and    Stripping      Other        Share    Contributed
                                  Cash       Cash       Equipment      Costs     Liabilities    Capital     Surplus      Deficit
                                --------  -----------  -----------  -----------  ------------  ---------  ------------  ----------
As at December 31, 2002
  Canadian GAAP                 $13,293   $         -  $   47,920   $   26,815   $          -  $110,252   $     10,998  $ (66,795)
Convertible debenture (a)             -             -           -            -              -         -         32,666    (32,666)
Share-based compensation (b)          -             -           -            -              -         -          4,079     (4,079)
Gold hedge loss (c)                   -             -           -            -          3,573         -              -     (3,573)
Impairment of property, plant
  and equipment and
capitalized deferred
   stripping costs (d)                -             -      (8,608)     (13,927)             -         -              -    (22,535)
Flow-through common
  shares (f)                     (4,488)        4,488           -            -            375      (375)             -          -
----------------------------------------------------------------------------------------------------------------------------------
As at December 31, 2002 U.S.
  GAAP                          $ 8,805   $     4,488  $   39,312   $   12,888   $      3,948  $109,877   $     47,743  $(129,648)
==================================================================================================================================


     Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

                                                            2003      2002
                                                          --------  --------
     Net income (loss) for the three month period ended
        September 30, based on Canadian GAAP              $   528   $(2,496)
     Convertible debenture (a)                                  -         -
     Share-based compensation (b)                             (63)        -
     Gold hedge loss (c)                                   (3,910)        -
     Amortization of deferred stripping costs (e)          (1,144)        -
     Flow through shares premium paid in excess of
        market value (f)                                      306         -
     Black Fox development costs (g)                       (1,943)        -
     -----------------------------------------------------------------------
     Net loss for the period based on U.S. GAAP           $(6,226)  $(2,496)
     =======================================================================
     Other comprehensive income:
        Currency translation adjustment                   $    76   $     -
     -----------------------------------------------------------------------
     Comprehensive loss                                   $(6,150)  $(2,496)
     =======================================================================
     Net loss per share - U.S. GAAP basic                 $ (0.12)  $ (0.08)
     =======================================================================


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

                                                       2003       2002
                                                     ---------  ---------
     Net loss for the nine month period ended
        September 30, based on Canadian GAAP         $ (3,535)  $ (2,914)
     Convertible debenture (a)                              -    (32,666)
     Share-based compensation (b)                      (1,186)         -
     Gold hedge loss (c)                               (1,941)         -
     Amortization of deferred stripping costs (e)      (1,144)         -
     Flow through shares premium paid in excess of
        market value (f)                                  306          -
     Black Fox development costs (g)                   (1,943)         -
     --------------------------------------------------------------------
     Net loss for the period based on U.S. GAAP      $ (9,443)  $(35,580)
     ====================================================================
     Other comprehensive income:
        Currency translation adjustment              $ (9,770)  $      -
     --------------------------------------------------------------------
     Comprehensive loss                              $(19,213)  $(35,580)
     ====================================================================
     Net loss per share - U.S. GAAP basic            $  (0.19)  $  (2.88)
     ====================================================================

     (a)  Convertible  debenture

          Under Canadian GAAP, the convertible debenture was recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $32,666 for the year ended December 31, 2002 ($Nil for the three months ended September 30, 2002). Canadian GAAP does not require the recognition of any beneficial conversion feature.

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


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (b)  Share-based  compensation  (continued)

          In the fourth quarter of fiscal 2002, an expense of $4,079 has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted in the year and for the three and nine month periods ended September 30, 2003, an expense of $63 and $1,186, respectively, has been recorded under APB No. 25. In addition, under APB No. 25, the performance shares granted during 2002 are accounted for as variable awards until the performance targets are met.

     (c)  Gold  hedge  gain  (loss)

          Under Canadian GAAP, gains or losses on spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. Under U.S. GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, U.S. GAAP also requires fair value accounting to be used for all types of derivatives. As the Company has chosen not to meet these requirements for U.S. GAAP purposes, a charge of $3,573 has been recorded in the fourth quarter of fiscal 2002 to reflect the fair value loss on the contracts outstanding at December 31, 2002, and an additional loss of $3,910 and $1,941 has been recorded in the three and nine month periods ended September 30, 2003, respectively, to reflect the fair value loss on the contracts between December 31, 2002 and September 30, 2003. The gold hedge loss on outstanding hedge contracts amounted to $5,819 at September 30, 2003.

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


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (e)  Amortization  of  deferred  stripping  costs

          Under Canadian GAAP, amortization of deferred stripping costs is based on a stripping ratio calculated as estimated total mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, current proven and probable reserves are used in determining the stripping ratio. Accordingly, for U.S. GAAP purposes, a reduction in capitalized deferred stripping costs of $1,144 has been recorded as at September 30, 2003.

     (f)  Flow-through  common  shares

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

          As at September 30, 2003, unexpended flow-through funds were $825 (December 31, 2002 - $4,488).

     (g)  Black  Fox  Project

          Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $1,943 has been recorded as at September 30, 2003.


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     STATEMENT  OF  CASH  FLOWS

     Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the period ended September 30, 2003 would reflect a reduction in cash utilized in investing activities of $5,193 and $13,914 for the three and nine month periods ended September 30, 2003, respectively, and a corresponding increase in cash utilized in operating activities.

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

     SUPPLEMENTAL INFORMATION FOR U.S. GAAP PURPOSES ON STOCK-BASED COMPENSATION

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, Accounting for Stock-Based Compensation and has been determined as if the Company had accounted for its employees stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002: risk-free interest rate of 3.52%, dividend yield of 0%, volatility factor of 52% and a weighted average expected life of the options of 2 to 5 years. The weighted average fair value per share of options granted during 2003 and 2002 was $2.01 and $1.92, respectively, and the expense is amortized over the vesting period.


--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     The following table presents the net loss and net loss per share, under U.S. GAAP, as if the Company had recorded compensation expense under SFAS No. 123 with the estimated fair value of the options being amortized to expense over the options' vesting period.

                                                        2003       2002
                                                      ---------  ---------
     Net loss for the three month period ended
       September 30, 2003, as reported                $ (6,226)  $ (2,496)
     Stock option expense as reported                       63          -
     Pro forma stock option expense                       (826)         -
     ---------------------------------------------------------------------
     Net loss - pro forma                             $ (6,989)  $ (2,496)
     =====================================================================

     Net loss per share, basic - for the three month
       period ended September 30, 2003                $  (0.12)  $  (0.08)
     Stock option expense as reported                        -          -
     Pro forma stock option expense                      (0.02)         -
     ---------------------------------------------------------------------
     Net loss per share, basic - pro forma            $  (0.14)  $  (0.08)
     =====================================================================

                                                         2003       2002
                                                      ---------  ---------
     Net loss for the nine month period ended
       September 30, 2003, as reported                $ (9,443)  $(35,580)
     Stock option expense as reported                    1,186          -
     Pro forma stock option expense                     (3,407)         -
     ---------------------------------------------------------------------
     Net loss - pro forma                             $(11,664)  $(35,580)
     =====================================================================

     Net loss per share, basic - for the nine month
       period ended September 30, 2003                $  (0.19)  $  (2.88)
     Stock option expense as reported                     0.02          -
     Pro forma stock option expense                      (0.07)         -
     ---------------------------------------------------------------------
     Net loss per share, basic - pro forma            $  (0.24)  $  (2.88)
     =====================================================================


--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE AMONG THOSE FACTORS THAT, IN SOME CASES, HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

Overview

     The following presents a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2003 and 2002. Prior to June 24, 2002, the Company's operations were those of International Pursuit Corporation ("Pursuit"), a public company previously trading on the Toronto Stock Exchange under the ticker symbol "IPJ." In June 2002, Pursuit entered into a Plan of Arrangement ("Plan of Arrangement") that resulted in the merger of Pursuit and Nevoro Gold Corporation ("Nevoro"), a privately held corporation and the parent of Apollo Gold, Inc., a Delaware corporation ("AGI").

     This  Form  10-Q  should  be  read  in  conjunction  with  our consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2002 included in our Form 10 Registration Statement (the "Registration
Statement") filed with the SEC. Certain classifications have been made to the prior period financial statements to conform with the current period presentation. Unless stated otherwise, all dollar amounts are reported as Canadian dollars.

     In this document unless the context otherwise requires, "we", "our", "us", the "Company" or "Apollo" mean Apollo Gold Corporation and its subsidiaries.

BACKGROUND AND RECENT DEVELOPMENTS

     We are principally engaged in the exploration, development and mining of gold. We have focused our efforts to date on two principal properties: our Montana Tunnels Mine, owned by one of our subsidiaries, Montana Tunnels
Mining, Inc. ("Montana, Inc.") and our Florida Canyon Mine, owned by another one of our subsidiaries, Florida Canyon Mining, Inc. ("Florida, Inc."). Our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties as well as our Black Fox Property, acquired in September 2002.

     We are the result of the Plan of Arrangement that resulted in the merger of Pursuit and Nevoro. Pursuant to the terms of the Plan of Arrangement, Pursuit acquired Nevoro and continued operations under the name of Apollo Gold Corporation. Through our wholly-owned subsidiary, AGI acquired by Nevoro in March 2002, we own the majority of our assets and operate our business. We continued trading on the Toronto Stock Exchange under our new name, Apollo Gold Corporation, and with a new ticker symbol, APG.U, on July 3, 2002. On August 2, 2002 our ticker symbol changed to APG.

     In February 2003, we filed a Registration Statement on Form 10 with the SEC. The Registration Statement was declared effective on August 13, 2003. On August 26, 2003 the Company began trading on the American Exchange under the ticker symbol AGT.

     We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. The Florida Canyon Mine employs approximately 168 full-time non-unionized employees and produces approximately 110,000 ounces of gold annually. In addition to the mining activities being conducted at the Florida Canyon Mine, we are continuing a drilling program which is directed at confirmation and expansion of additional mineralization, and we are conducting a study to determine if areas in some of the mine walls may be used for additional mining.

     Operating highlights at the Florida Canyon Mine include moving 4.882 million tons during the quarter. While less than forecasted, we anticipate increasing our mine tonnage at the Florida Canyon Mine in the fourth quarter with the addition of two additional haul trucks.

     We also own and operate the Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, the Montana Tunnels Mine has historically produced approximately 70,000 ounces of gold, 26,000 tons of zinc, 6,676 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine produces approximately 15% of its annual gold production in the form of dore, an unrefined material consisting of approximately 90% gold, which is then further refined. The remainder of the mine's production is in the form of concentrates, one a zinc-gold concentrate and the other a lead-gold concentrate which are shipped to a smelter. We are paid for the metal content, net of smelter charges. The Montana Tunnels Mine was idle for approximately four months in 2002, while we made preparations to begin the removal of waste rock at the Mine. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that slid off the southwest pit wall. Additional stripping is currently underway and adequate funding is in place. The Montana Tunnels Mine employs approximately 162 full-time non-unionized employees.

     Operating highlights for the quarter at the Montana Tunnels Mine include the completion of the primary crusher. While the crusher ran for about one half of the quarter, the mill processed 1,267,973 tons, or an average of 13,934 tons per day. Stripping on the west wall began towards the end of the quarter.
Noticeable  progress  was  made  as  4.35  million  waste  tons  were  moved.

     We have several exploration assets including Pirate Gold and Nugget Field, each located in Nevada and owned by our wholly-owned subsidiary, Apollo Gold Exploration, Inc., a Delaware corporation. In addition, we also own Diamond Hill, which is located in Montana and Standard Mine which is located in Nevada.

     In the third quarter of 2003, we received three operating permits for the Standard Mine from the State of Nevada, and we have begun drafting preliminary operating and production plans for mine production set to begin in 2005. At the Standard Mine, drilling began in October 2003, and we expect to drill at numerous targets through several phases of drilling. All but two of our drilling sites require additional permitting, and we have submitted an exploration drill planning map to the State of Nevada for these additional permits. At Pirate Gold we have solicited drilling bids and we expect to drill approximately 14 holes in 2004 to explore the mineralization of this property.

     In September 2002, we completed the acquisition of certain assets known as our Black Fox Property from two unrelated third parties, Exall Resources Limited and Glimmer Resources, Inc. The Black Fox Property is located east of Timmins, Ontario. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved core drilling of approximately 215 core holes. As a result of the core drilling, we have identified proven and probable reserves at the Black Fox Property. We are conducting a study to confirm the reserves and the study should be complete by December 2003. We believe that the first phase will cost approximately US $3.5 million.

     Upon completion of the first phase, we will then begin the second phase of our Black Fox project. The second phase will provide for the development of underground access for further exploratory drilling with an anticipated cost of US $11.7 million for the period from January, 2004 through December, 2004. We plan to develop an underground ramp from existing structures. We currently anticipate commencing the second phase underground drilling in January, 2004. We also plan to begin the permitting process for the third phase of the Black Fox project, and anticipate that this process will require approximately 2 years, based on a plan for combined open pit and underground mine, with on-site milling, at a capacity of 1500 metric tons of ore per day. The third phase will include the development of these capabilities, at an aggregate estimated cost of approximately US $45.0 million.

APOLLO GOLD CORPORATION

     The results of operations of the Company for the nine months ended September 30, 2002 includes the results of operations of Pursuit for the nine months ended September 30, 2002, and Nevoro for the period from June 25, 2002 through September 30, 2002.

RESULTS OF OPERATIONS:
----------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Our revenues for the nine months ended September 30, 2003 were approximately $65.0 million derived primarily from the sale of 107,604 ounces of gold. This compares to approximately $17.0 million derived primarily of the sale of 34,147 ounces of gold for the same period in 2002. The average price received for gold for the first nine months of 2003 and 2002 was $489.48 and $493.53 per ounce, respectively. Our revenues for silver, zinc and lead for the nine moths ended September 30, 2003 were $11.2 million compared to $0.2 million during the same period 2002. The growth in revenue in 2003 was due in part to an increase in mining activity in that year. For the first six months of 2002, Pursuit was primarily engaged in seeking joint venture partners for its existing operations and in negotiating the terms of its acquisition of Nevoro. In addition, during the three months ended September 30, 2002, the mill at the Montana Tunnels Mine was placed on a care and maintenance basis; therefore, the only revenues for this period came from the Florida Canyon Mine.

     Sales of minerals from our Florida Canyon Mine accounted for 60% of our revenues for the nine months ended September 30, 2003, with the remaining 40% of revenues derived from sales of minerals from our Montana Tunnels Mine. In the nine months ended September 30 2003, we received approximately 82% of our revenue from sales of gold and 18% from sales of silver, zinc and lead compared to 99% from the sales of gold and 1% from the sales of silver, zinc and lead for the same period in 2002.

     Our revenues for the first six months of 2003 were impacted by mixed performances from our mine operations. Our primary goal of bringing the Montana Tunnels Mine back into production was completed during the first quarter of 2003; however, wall slippage at the mine and problems with our crusher installation limited our gold production to 13,118 ounces at the Montana Tunnels Mine for the first six months of 2003 which was 10,000 ounces below our initial production expectations. Production began to accelerate during June 2003, when 5,377 ounces of gold were produced. We completed the installation of our new crusher in August 2003, at a cost of US $1.5 million.

     These improvements led to the increased production at Montana Tunnels Mine. We produced 16,538 ounces of gold at the Montana Tunnels Mine for the three months ended September 30, 2003, an increase over the first six months of 2003 when we produced 13,118 ounces of gold. We expect to be in the center of the ore body by August 2004. The east side walls have stabilized and the stripping program has begun on the west side of the pit with 4.5 million waste tons moved in the most recent quarter. Once the stripping process is complete, we expect to produce between 65,000 to 72,000 ounces of gold per year together with the associated silver, lead, and zinc by-products.

     At Florida Canyon, we produced 77,948 ounces of gold for the nine months ended September 30, 2003 as compared to 34,147 ounces of gold for the same period in 2002. At September 30, 2003, production was 8,000 ounces less than anticipated for gold due to lower than expected ore grades. Our operation at Florida Canyon is expected to accelerate during the last quarter to an estimated total production of 110,000 ounces for 2003.

     We anticipate commencing operations at the Standard Mine in 2005. We will operate this mine as a satellite of the Florida Canyon Mine. We currently project production rates of 100,000 to 130,000 ounces of gold on an annual basis for the combined operation of the Florida Canyon Mine and Standard Mine.

     Assuming a gold price range of approximately US$375.00 ounce, we look forward to the Montana Tunnels Mine, the Florida Canyon Mine and the Standard Mine, collectively, producing approximately 180,000 ounces of gold next year, with output potentially increasing to approximately 185,000 to 190,000 ounces a year thereafter.

     Our direct operating costs equaled approximately $52.0 million and $12.3 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts include mining and processing costs. As explained above, the lower direct operating costs in 2002 reflect the operating cost of AGI from and after June 25, 2002. We have focused on reducing our direct operating costs in 2003 focusing on cost reductions at our mines. As of September 30, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $27,000 in 2003 and $111,000 in 2004. We incurred depreciation and amortization expenses of approximately $6.0 million for the nine months ended September 30, 2003 as compared to $2.8 million for the same period 2002. The difference is the result that Pursuit had limited operations in 2002 and was focused upon the Nevoro acquisition for the first six months of 2002.

     We incurred approximately $4.8 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively, in general and administrative expenses. General and administrative expenses for the nine months ended September 30, 2003 consisted of increased legal and accounting expenses incurred in the preparation of our Registration Statement for the registration of our common stock in the United States, and increased investor relations costs, including exchange listing fees. In 2002, general and administrative expenses consisted primarily of salaries and legal and accounting expenses for maintaining Pursuit as a publicly traded company in Canada for the first six months of the year (approximately $417,000). Subsequent to that time the costs included organization costs and maintenance of a Denver corporate office. In the nine months ended September 30, 2003, we also incurred share-based compensation of approximately $534,000, resulting from the issuance of stock in lieu of certain cash compensation. We do not currently intend to continue to use share-based compensation for the foreseeable future, except for the possible issuance of shares pursuant to the balance of the arrangement options granted to certain of our officers and directors in 2002. These shares would be issued in February 2004, based on fiscal 2003 performance, if earned pursuant to the terms of those options.

     In the nine months ended September 30, 2003 and 2002, we accrued accretion expense of approximately $1,373,000 and $609,000 respectively, relating to accrued site closure costs at our Florida Canyon Mine and Montana Tunnels Mines. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs. We incurred $981,000 in royalty expenses for the nine months ended September 30, 2003 as compared to $425,000 during the same period 2002. These amounts are attributable to royalties on production from our Florida Canyon Mine. Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $3.0 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. Given that Pursuit was focused upon the Nevoro acquisition in the first six months of 2002, it did not incur exploration or development costs during that period, and in the third quarter of 2002, our exploration and development expenses were primarily focused on the Black Fox project.

     As a result of these expense components, our operating expenses totaled approximately $68.7 million for the nine months ended September 2003, as compared to approximately $19.1 million for the same period in 2002. The difference is the result that Pursuit had limited operations in 2002 and was focused upon the Nevoro acquisition for the first six months of 2002.

     We realized interest income of approximately $73,000 during the nine months ended September 30, 2003. We incurred interest expense of approximately $629,000 in the nine months ended September 30, 2003, primarily for equipment leases and bridge loans. We did not realize interest income but incurred net interest expense of approximately $842,000 during the comparable period in 2002.

     We realized foreign exchange gains of approximately $765,000 during the nine months ended September 30, 2003, from cash balances not held in United States dollars. Although we report currency in Canadian dollars, we utilize United States dollars as our functional currency. We did not realize any foreign exchange gains during the nine months ended September 30, 2002.

     Based on these factors, we incurred a loss of approximately $3.5 million or $0.07 per share for the nine months ended September 30, 2003, as compared to a loss of approximately $2.9 million or $0.24 per share, for the nine months ended September 30, 2002.

Differences  Between  Canadian  and  US  GAAP

     In accordance with Canadian GAAP, we have not recorded any expense for the nine months ended September 30, 2003 with respect to stock options granted to employees. Under US GAAP, we have elected to continue to measure our employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). For the nine months ended September 30, 2003, an expense of approximately $1.2 million has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted during that period.

     Under US GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, US GAAP also requires fair value accounting to be used for all types of derivatives. As we have chosen not to meet these requirements for US GAAP purposes for the nine months ended September 30, 2003, an additional loss of approximately $1.9 million has been recorded in that period to reflect the fair value loss on the contracts outstanding between December 31, 2002 and September 30, 2003. The cumulative gold hedge loss on outstanding hedge contracts amounted to approximately $5.8 million at September 30, 2003.

     Under US GAAP, the convertible debenture issued in June 2002 requires that the beneficial conversion feature and debenture issuance costs be amortized over the term of the debenture. Accordingly, an expense of approximately $32.7 million  was  recorded  in  the  nine  month  period  ended  September 30,  2002 representing  the  amortization  of  these  costs.

     In accordance with Canadian GAAP, we have determined the amortization of deferred stripping costs using a ratio calculated using proven and probable reserves and mineral resources expected to be converted into reserves. Under US GAAP the ratio would be calculated using only proven and probable reserves. For the nine months ended September 30, 2003, an additional amortization of deferred stripping costs of approximately $1.1 million is recognized under US GAAP.

     Under Canadian GAAP, we capitalize costs associated with the Black Fox project as we have identified proven and probable reserves. Under US GAAP these costs are expensed. For the nine months ended September 30, 2003, approximately $1.9 million has been expensed under US GAAP in relation to the Black Fox project.

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

     The net loss per share for the nine months ended September 30, 2003 was $0.07 and $0.19 under Canadian GAAP and US GAAP, respectively, and $0.24 and $2.88, respectively for the nine months ended September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Our revenues for the three months ended September 30, 2003 were approximately $27.7 million derived primarily from the sale of 42,695 ounces of gold. This compares to approximately $17.0 million derived primarily from the sale of 34,147 ounces of gold for the same period in 2002. The average price received for gold during the same period was $504.29 and $493.53 per ounce, respectively. Our revenues for silver, zinc and lead were $6.5 million for the nine months ended September 30, 2003, as compared to $0.2 million during the same period in 2002. The growth in revenue in 2003 was due in part to an increase in mining activity for that year. During the three months ended September 30, 2002, the mill at the Montana Tunnels Mine was placed on a care and maintenance basis; therefore the only revenues for this period came from the Florida Canyon operation. For the three months ended September 30, 2003 we produced 16,538 ounces of gold at the Montana Tunnels Mine and 26,157 ounces of gold at the Florida Canyon Mine. We received approximately 76% of our revenue in the three months ended September 30, 2003 from sales of gold and 24% from sales of silver, zinc and lead compared to 99% from the sales of gold and 1% from the sales of silver, zinc and lead for the same period in 2002.

     Our direct operating costs equaled approximately $22.5 million and $12.3 million for the three months ended September 30, 2003 and 2002, respectively. These amounts include mining and processing costs. The primary difference is during the three months ended September 30, 2002, the Montana Tunnels Mine was on a care and maintenance basis. We have focused on reducing our direct operating costs in 2003, focusing on cost reductions at our mines. However, our direct operating costs increased significantly from the first quarter of 2003 due to increasing production at the Montana Tunnels Mine. As of September 30, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $27,000 in 2003 and $111,000 in 2004. We incurred depreciation and amortization expenses of approximately $2.0 million for the three months ended September 30, 2003 as compared to $2.8 million for the same period 2002.

     We incurred approximately $1.5 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, in general and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 consisted of increased legal and accounting expenses incurred in the preparation of our Registration Statement for the registration of our common stock in the United States, and increased investor relations costs, including exchange listing fees. In 2002, the general and administrative expenses were primarily organization costs and maintenance of a Denver corporate office. In the three months ended September 30, 2003, we also incurred share-based compensation of approximately $27,000, resulting from the issuance of stock in lieu of certain cash compensation. We do not currently intend to continue to use share-based compensation for the foreseeable future, except for the possible issuance of shares pursuant to the balance of the arrangement options granted to certain of our officers and directors in 2002. These shares would be issued in February 2004, based on fiscal 2003 performance, if earned pursuant to the terms of those options.

     In the three months ended September 30, 2003 and 2002, we accrued accretion expense of approximately $442,000 and $609,000 respectively, relating to accrued site closure costs at our Florida Canyon Mine and Montana Tunnels Mine. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs for the third quarter of the respective years. We incurred $327,000 in royalty expenses for the quarter ended September 30, 2003 as compared to $425,000 during the same period 2002.

     These amounts are attributable to royalties on production from our Florida Canyon Mine. Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties were approximately $0.1 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively, largely the result of the Black Fox project which we transitioned from an exploration (expensed) to a development (capitalized) category. The expenses during 2002 were focused mainly on the Black Fox project.

     As a result of these expense components, our operating expenses totaled approximately $26.9 million for the quarter ended September 2003, as compared to approximately $18.7 million for the same period in 2002.

     We realized interest income of approximately $14,000 during the three months ended September 30, 2003. We incurred interest expense of approximately $175,000 in the three months ended September 30, 2003, primarily for equipment leases and bridge loans. We did not realize interest income but incurred net interest expense of approximately $842,000 during the comparable period in 2002.

     We realized foreign exchange losses of approximately $191,000 during the quarter ended September 30, 2003, from cash balances not held in United States dollars. Although we report currency in Canadian dollars, we utilize United States dollars as our functional currency. We did not realize any foreign exchange gains during the three months ended September 30, 2002.

     Based on these factors, we realized income of approximately $0.5 million or $0.01 per share for the three months ended September 30, 2003, as compared to a loss of approximately $2.5 million or $0.08 per share, for the three months ended September 30, 2002.

Differences  Between  Canadian  and  US  GAAP

     In accordance with Canadian GAAP, we have not recorded any expense for the three months ended September 30, 2003 with respect to stock options granted to employees. Under US GAAP, we have elected to continue to measure our employee stock-based awards using the intrinsic value method prescribed by Accounting
Principles  Board  Opinion  No.  25,  "Accounting for Stock Issued to Employees"
("APB No. 25"). For the three months ended September 30, 2003, an expense of approximately $63,000 has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted during that period.

     Under US GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, US GAAP also requires fair value accounting to be used for all types of derivatives. As we have chosen not to meet these requirements for US GAAP purposes for the three months ended September 30, 2003, an additional loss of approximately $3.9 million has been recorded in that period to reflect the fair value loss on the contracts outstanding between June 30, 2003 and September 30, 2003. The cumulative gold hedge loss on outstanding hedge contracts amounted to approximately $5.8 million at September 30, 2003.

     In accordance with Canadian GAAP, we have determined the amortization of deferred stripping costs using a ratio calculated using proven and probable reserves and resources. Under US GAAP the ratio would be calculated using only proven and probable reserves. For the three months ended September 30, 2003, an additional amortization of deferred stripping costs of approximately $1.1 million is recognized under US GAAP.

     Under Canadian GAAP, we capitalize costs associated with the Black Fox project. Under US GAAP these costs are expensed. For the three months ended September 30, 2003, approximately $1.9 million has been expensed under US GAAP in relation to the Black Fox project.

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

     The net income (loss) per share for the three months ended September 30, 2003 was $0.01 and $(0.12) under Canadian GAAP and US GAAP, respectively, and $(0.08) and $(0.08), respectively for the three months ended September 30, 2002.

FINANCIAL  CONDITION  AND  LIQUIDITY:
-------------------------------------

     At September 30, 2003 we had cash balances of approximately $44.3 million compared to cash of approximately $13.3 million at December 31, 2002. The increased cash resulted from our recent equity offering. On September 26, 2003, we completed an equity offering of 22,300,000 shares for gross proceeds of approximately $50.2 million. We incurred commissions and expenses of approximately $3.0 million and $0.7 million, respectively, for net proceeds received of $46.45 million. 669,000 Agent's Options were also granted at this time with an expiration date of September 26, 2005 and an exercise price of $2.25 per share.

     Subsequent to September 30, 2003, the Agents exercised their over allotment option and we issued an additional 2,132,300 shares for net proceeds of approximately $4.5 million. An additional 63,969 Agent's Options were also granted at this time with an expiration date of October 27, 2005 and an exercise price of $2.25 per share.

     The proceeds from this offering are to be used for the following:

  - Standard Mine - The Standard Mine is currently in the permitting stage. We are receiving permits currently and expect to be permitted in 2004 with enough time to build a leach pad and start production in 2005. We expect to spend approximately $7 million on the project.

  - Black Fox Property - The development team is preparing an RFP (Request for Proposal) for the development plan at Black Fox, and the drilling will continue there as well. The team is working toward an audited ore reserve/resource which should be complete at year end, bringing the project to the feasibility stage. We expect to spend US $17.3 million on the project.

  - Montana Tunnels - The west wall stripping project has commenced at Montana Tunnels, six additional trucks have been added to the fleet. We expect to be mining the west side ores by August 2004. However, we also expect to keep the mill operating during this development time frame. We expect to spend approximately US $11 million, net of revenues from development ores, on the project.

     Pursuant to the terms and conditions of a $4.5 million private placement of flow-through common shares (as defined in sub-section 66(15) of the Income Tax Act (Canada) conducted in November of 2002, the funds have been expended at the Black Fox project. Some of the expenses will not qualify for flow through treatment therefore the Company has added $700,000 to the fund to bring the total expected expenditures at year end to $5.2 million.

     In June 2003 we entered into a Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). Although there is a commitment of US $5 million, we must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, we have to meet certain covenants. As of September 30, 2003 we do not owe any amount under this arrangement and all covenants have been met.

     We believe our cash requirements for future development of the Black Fox Mine, Standard Mine and for operating our other mines, will be funded through a combination of future cash flows from operations, and/or future debt or equity security issuances. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the impact that significant changes in the prices of silver, gold, lead and zinc have on our financial condition, declines in these metals prices may negatively impact our ability to raise additional funding for long-term projects. There can be no assurance that we will be successful in generating adequate funding for anticipated capital expenditures related to this property.

Operating  Activities

     Operating activities provided approximately $9.9 million of cash during the nine months ended September 30, 2003. Substantially all of the operating cash flow consisted of noncash elements; principal noncash elements included charges for depreciation, depletion and amortization of approximately $6.0 million, amortization of deferred stripping costs of $6.8 million, share-based compensation of approximately $0.5 million, an increase in the provision for accrued site closure costs of approximately $1.4 million, offset by the use, through the change in non-cash operating assets and liabilities, of approximately $1.2 million. Operating activities used approximately $16,000 of cash during the nine months ended September 30, 2002.

Investing  Activities

     Investing activities utilized approximately $27.3 million of cash during the nine months ended September 30, 2003. The major uses of cash were for additions to deferred stripping costs (approximately $13.9 million), property, plant and equipment (approximately $12.0 million) including but not limited to development at the Standard Mine and the Black Fox project, the completion of an additional crusher at Montana Tunnels and purchase of additional haul trucks at Montana Tunnels, and for the investment in a restricted certificate of deposit (approximately $1.6 million). Investing activities used approximately $40.9 million of cash during the nine months ended September 30, 2002, including a loan to Nevoro to acquire Apollo Gold Inc. and subsequent property, plant and equipment additions following this acquisition.

Financing  Activities

     During the nine months ended September 30, 2003, financing activities provided approximately $50.0 million in cash, primarily from proceeds of the equity issuance on September 26, 2003 discussed above and approximately $5.1 million from the exercise of warrants and options net of the repayment of notes payable of approximately $1.5 million. Financing activities provided approximately $46.3 million in cash during the nine months ended September 30, 2002, from the issuance and sale of convertible debentures and an issuance of special warrants (approximately $42.7 million) and form refinancing of leases (approximately $4.8 million proceeds from notes payable and approximately $1.1 million of capital lease repayments).

ENVIRONMENTAL

     All of our operations are subject to reclamation and closure requirements. We monitor these costs on a regular basis, and together with third party engineers we prepare internal estimates to evaluate our bonding requirements. These estimates are then reconciled with requirements of state and federal authorities. As of September 30, 2003, we have accrued US$21.3 million related to reclamation, severance and other closure requirements. This liability is covered by a combination of surety bonds, totaling US$31,959,316, and cash bonds totaling US$6,397,280, for a total reclamation surety, at September 30, 2003, of over US $38 million. Our reclamation liability coverage exceeds our estimated requirements since the federal and state authorities estimate reclamation based upon wages in excess of what we would have to pay if we to conduct the reclamation and closure requirements and the federal and state authorities assume we will not have the capability to complete the reclamation and closure requirements. Therefore, liability coverage is increased to account for the increased overhead and other costs necessary for mobilization and demobilization of workers, time delays and numerous other contingencies if the state or federal authorities were forced to conduct the reclamation project. We have accrued what management believes is the present value of our best estimate of the liability as of September 30, 2003; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors. In addition, any adverse ruling against us regarding any environmental matter could have a material adverse effect on us.

     Each of our mines operate under a permit granted by the state in which each mine is located. Mining operations are usually governed by applicable state environmental policies which are usually regulated by statute. For instance, in Montana, the Montana Department of Environmental Quality administers the majority of permits under which our mine operates.

     We strive to conduct our operations in an environmentally responsible manner by, among other things, implementing sound work methods, completing concurrent reclamation (where practicable), handling materials carefully and monitoring wildlife.

     All aspects of our mining operations are regulated by operating permits. Applications are submitted to appropriate regulating agencies to obtain new authorizations, make changes to the existing plan of operations or to renew permits on a periodic schedule. Applications submitted for operating permits are reviewed by the appropriate regulatory agencies with occasional third party review of complex issues. Regulatory agencies can, and do, request additional explanations or information in the review process before granting a permit. All permits contain compliance measures and require periodic monitoring and reporting to regulating agencies and routine inspections are conducted by permitting agencies.

     Geochemical breakdown of ores or waste rock, water quality and stability of constructed structures are the areas that receive the most attention for environmental concern at mines. The characteristics of our mine ores and waste rock show good chemical stability. We have conducted tests at our mines which support our belief that adverse chemical breakdown should not occur and the potential for acid rock drainage is low. Consequently, water quality issues are minimized as a result of the favorable characteristics of the mine rock. Several studies, models and reports have been provided to the permitting agencies to assess our environmental risks at our mines.

     Our mines use minimal amounts of regulated toxic substances in the mining and milling operations. Most of the chemicals which we use to collect the minerals are not regulated as toxic substances. Standard fuels and oils are used in our mining operations and used oils and coolants are marketed or recycled. There are no regulated cleaning solvents used at our mines. The milling operations use a small amount of sodium cyanide as an inhibitor in the flotation recovery process. We also use a cyanide compound which becomes complexed with metals or is degraded by bacteria and sunlight in the tailings water rendering any residual cyanide harmless. Our milling operations recover and reuse all of the process water from the tailings impoundment recovery system with fresh water makeup added as necessary. There is no water discharge to the environment from the mining or milling operations. All storm water at our mines is captured either in the open pit mine or in the tailings impoundment or in fresh water makeup ponds and is subsequently used for makeup water in the milling process.

     Reclaiming areas that have been disturbed by mining activity to produce original or natural conditions is the focus of our operating permits. Our mines maintain a closure plan with associated costs to complete final reclamation at the property following the cessation of mining operations. Waste rock dumps and some other disturbance areas are reclaimed concurrent with active mining operations. The tailings impoundment open pit mine and mine facilities will be reclaimed after mining and milling operations have been completed.

     Following mining and milling operations, our mines will be closed and reclaimed to former or new beneficial use criteria in accordance with their respective mine operating permit and reclamation plan. Each mine's closure plan details the tasks and schedules that will be required to reclaim the different areas of the mines. We intend that all mine closure plans will be consistent with requirements in our operating permits.

     In the past several years, there have been corporate level environmental audits and third party audits. The audits are comprehensive and include review of the environmental aspects of the mining operations. Individual areas of the operation have also been reviewed by third party consultants. Geotechnical requirements such as construction of the tailings embankment and stability or hydrogeology analyses at the mine are conducted by qualified consultants who do extensive studies, designs, construction oversight and reports on these projects for us and the applicable regulatory agencies.

     We try to conduct our operations in an environmentally responsible manner. Since our merger no notices of violation have been received from any environmental regulatory agency.

     Generally, our mines are a significant part of the tax base of the community and our mines are usually strongly supported by the community's residents and schools. There have been no community protests against our mines during their period of operations.

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

     The CICA has issued a revised Handbook Section 3475, "Disposal of Long-Lived Assets and Discontinued Operations". The revised standard establishes criteria for the classification of long-lived assets as "held for sale" and requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. It eliminates the previous recommendation that enterprises include under ''discontinued operations'' in the financial statements amounts for operating losses that have not yet occurred. Additionally, the revised standard expands the scope of discontinued operations to include all components of an enterprise with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The new Section 3475 is effective for disposal activities initiated by the enterprise's commitment to a plan on or after May 1, 2003. Management does not expect the adoption of the new standard to have a material impact on its financial statements.

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

     Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the Consolidated Financial Statements included in our S-1 Registration Statement filed with the SEC.

REVENUE RECOGNITION

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

MINING COSTS

     In general, mining costs are charged to cost of sales as incurred. However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ton ratios over the mine life are deferred and amortized. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as "deferred stripping." Amortization of amounts deferred is based on a stripping ratio, calculated as estimated total mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves. This ratio is used to calculate the current period production cost charged against earnings by multiplying the stripping ratio times the reserves mined during the period. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.

     The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.

DEPRECIATION AND DEPLETION

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

IMPAIRMENT OF LONG-LIVED ASSETS

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

ENVIRONMENTAL MATTERS

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

BROKEN ORE ON LEACH PAD

     Mining, engineering and crushing related costs are charged to the broken ore on leach pad account and matched to the ounces added and removed. The gold ounces are shipped to the refinery and revenues are recorded, in accordance with our revenue recognition policy, and matched in the current period against the costs.

     When the ore is delivered to the leach pad it is sprinkled with a dilute solution containing cyanide and lime. This solution seeps through the leach pile until it reaches the plastic liner at the bottom. This process is aided by drainage systems (pipes and trenches) throughout the leach pad. From the liner the gold bearing solution is captured in a pond and pumped to a series of tanks containing granular activated carbon, where the gold is absorbed onto the carbon's porous surfaces. Removal of carbon from the tanks facilitates the stripping or removal of gold from the carbon surfaces. The solution used in the stripping process is then passed through an electrical plating (electro-winning) circuit where the gold is deposited on electrodes. The electro-winning process is a method of using positive and negative electricity to extract the metals from the solutions. This process creates a sludge material that is then refined into a dore product at the mine site. Dore is a metal bar that consists of 50-65% gold, 10-20% silver and various levels of other metals that may occur in the ore. An additional refining process occurs offsite in which the bar is converted into marketable or .9999 fine gold and .9000 fine silver.

     Our drawdown calculations for current and long term asset valuation determination suggest that it will take approximately 18 months to deplete the leach pad inventory. For production purposes, because we continually add new production ounces, we use a five month period in which we determine that 20% of any given production will be taken off of the pad in a months time.

     The leach pad valuation process is based on management's best estimates. When the leach pad is finally closed and all gold and silver ounces removed are counted we will be able to determine the actual quantity of metal that was contained in the leach pad. Estimates begin at the start of the process as tons and metal content are estimated. Tonnage is estimated using ground surveys and truck counts. Metal content is calculated using fire assaying techniques that involve averaging the mining areas and comparing to the daily blast hole assays which are done using the Atomic Absorption Hot Cyanide Leach assaying techniques. The gold recovery curve is then estimated using the design of the leach pad, the composition of run of mine and crushed ores, the estimated ore grades and the drawdown timing. All calculations are based on mining rules and processes, however, only the total amounts of metals removed from the pad is truly known at any given time. The ounces removed from the pad are measured and used as a check and balance to the integrity of the calculation to ensure that we are reasonably assured that our estimates are close. The leach pad inventories at Florida Canyon are built and processed in stages and accordingly at the close of any given portion or stage of the process it is possible to assess the effectiveness of all assumptions by comparing them to what actually occurred. The mine has been in production since 1986 and all historical records are used for comparative purposes.

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

     With the current mine plan at the Florida Canyon operation, the current leach pad operation is expected to deliver ounces through 2006.

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

     The most critical area that could affect the leach pad process would be the make up of the actual ore bearing material. For example, sulphide or carbonaceous bearing ores are harder to leach than pure oxide ores. Other minerals or chemical compounds may also affect the leachability of the ores on the pad.

     Currently, there is an estimated 63,402 ounces of gold in the broken ore on leach pad with a carrying value of $15,785,000 or $249 per ounce of gold. Each 1% change in the estimated recovery rate is 634 ounces of gold. If the recovery is estimated to be lower than expected this is a permanent loss of gold ounces and if the recovery is estimated to be higher the reverse is true. Each 1% change in this estimate will change the broken ore on leach pad by $157,850.

HEDGING  ACTIVITIES

     In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, we have entered into hedging contracts with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options and forward contracts. The hedging contracts were a requirement of our working capital commitment facility. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: We purchased put options to cover the floor price of gold at US$295 per ounce whereby if the price of gold decreases to a level below US$295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for US$295 per ounce. We also sold call options to Standard Bank whereby if the price of gold increases to over US$345 per ounce, then we must sell 4,000 ounces to Standard Bank, thereby leaving any excess of the US$345 ceiling for Standard Bank. We have the ability to roll forward the call options into forward sales contracts. At September 30, 2003, we have put and call options for 76,000 ounces of gold and forward sales contracts for 16,400 ounces of gold. We have engaged in hedging activities to minimize the effect of declines in metals prices on our operating results. As a result, we may be prevented from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract.

     Our senior management, with approval of our board of directors, makes all decisions regarding our hedging techniques, and we have no formal corporate policy concerning such techniques. We have no current plans to use hedging techniques in the future.

RISK FACTORS

     Any of the following risks could materially adversely affect our business, financial condition, or operating results and could negatively impact the value of our common shares. These risks have been separated into two groups: risks relating to our operations and risks related to the metals mining industry generally.

RISKS RELATING TO OUR OPERATIONS

WE ARE THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We were formed as a result of an merger of two separate companies, Nevoro and Pursuit, in June 2002, and to date have only five fiscal quarters of combined operations. While both Nevoro's wholly-owned subsidiary, Apollo Gold, Inc., and Pursuit had a prior operating history, we have only a limited operating history as a combined company-, upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. Pursuit had net losses of $703,238, $623,498, and $2,281,142 for the respective years ended December 31, 2001, 2000 and 1999. The operations of Apollo Gold, Inc. were profitable in 2001, prior to the Plan of Arrangement. For the nine months ended September 30,,2003 we had a loss of approximately $3,535,000 and for the year ended December 31, 2002, we had a loss of approximately $4,780,000 .

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

WE  ARE  CURRENTLY INVOLVED IN ONGOING LITIGATION WHICH MAY ADVERSELY AFFECT US.

     We are engaged in litigation from time to time. On May 29, 2003 we successfully defended Safeco Insurance Company of America ("Safeco's") appeal involving a mining reclamation bond in the amount of US$16,936,130 issued by Safeco. The purpose of the bond is to provide financial guarantees to the United States Government to ensure that our Florida Canyon Mine in Pershing County, Nevada, will be reclaimed in the event we fail to do so. The provision of such financial guarantee is a condition of our operating permit. Loss of the litigation would have required us to find replacement bonding in a material amount. If any claims results in a judgment against us or are settled on unfavorable terms, our results of operations, financial condition and cash flows could be materially adversely affected. See "Legal Proceedings."

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

     On November 3, 2003, the closing price for gold, silver, zinc and lead were US$383.25 per ounce, US$5.00per ounce, US$929.00 per tonne and US$620.00 per tonne, respectively.

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

     -    unexpected  labor  shortages  or  strikes;

     -    restrictions  or  regulations  imposed  by  government  agencies;  and

     -    litigation  pursued  by governmental agencies or environmental groups.

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

     -    quality  of  land  available  for  exploration;  and

     -    capital  available  for  exploration.

     If we discover a site with gold or other mineralization, it may take several years from the initial phases of drilling until production is possible. Mineral exploration, particularly for gold and silver, is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

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

HEDGING ACTIVITIES COULD EXPOSE US TO LOSSES.

     We recently entered into hedging contracts for gold in the aggregate amount of 100,000 ounces involving the use of put and call options. The contracts give the holder the right to buy and us the right to sell stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option of US$295 per ounce and a call option of US$345 per ounce. As at October 31, 2003, 89,800 ounces remained outstanding on these contracts. In the future, we may enter into additional hedging contracts which may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments.

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

OUR  PRIOR  INTERNATIONAL  OPERATIONS  ARE  SUBJECT  TO  RISK

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

     In addition, Pursuit had interests in a project in the Philippines known as the Hinoba-an property. Since 1999, we had been actively seeking a sale or joint venture of our Philippines property. The ultimate recovery from the Hinoba-an property was dependent on the price of copper which has been at low levels. In December of 2001, we executed an agreement with Hinoba Holdings Limited ("HL") whereby we granted HL the option to acquire all of our rights to the Hinoba-an copper project. Under the terms of the agreement, Apollo was to receive 7.5% of HL's treasury shares as consideration for the option, and HL was to assume all operating expenses relating to the Hinoba-an project in addition to receiving full operating control of the project. In the event that HL exercised the option to acquire all of our interest in the project, HL was to pay us additional consideration of US$5,000,000 within 18 months of having achieved commercial production. In 2002, HL defaulted on this agreement. In November 2003, we reached an agreement whereby we received $100,000 to settle all claims and liabilites that have been asserted or that may at any time arise or exist among the parties with respect to the Hinoba-an Project.

     Except as described above, we have discontinued pursuing our interests, if any, in Indonesia, and we are no longer financing our subsidiaries that own the underlying title to the properties.

     We may conduct mining operations internationally in the United States and in Canada and we currently have exploration projects in Canada. We anticipate that we will conduct significant international operations in other nations in the future. Because we conduct operations internationally, we are subject to political, economic and other risks such as:

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

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

     This periodic report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

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

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, we have entered into edging contracts with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options and forward contracts. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: We purchased put options to cover the floor price of gold at US$295 per ounce whereby if the price of gold decreases to a level below US$295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for US$295 per ounce. We also sold call options to Standard Bank whereby if the price of gold increases to over US$345 per ounce, then we must sell 4,000 ounces to Standard Bank, thereby leaving any excess of the US$345 ceiling for Standard Bank. We have the ability to roll forward the call options into forward sales contracts. At September 30, 2003, we have put and call options for 76,000 ounces of gold and forward sales contracts for 16,400 ounces of gold. We have engaged in hedging activities to minimize the effect of declines in metals prices on our operating results. As a result, we may be prevented from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract.

     Our senior management, with approval of our board of directors, makes all decisions regarding our hedging techniques, and we have no formal corporate policy concerning such techniques. We have no current plans to use hedging techniques in the future.

Market Price of Gold
--------------------

     The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the five year period ended December 31, 2002, the average annual market price has fluctuated between $271 per ounce and $331 per ounce. During the third quarter of 2003, the spot price for gold improved and experienced highs in excess of US$390.

     There are certain market risks associated with the hedging contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. At September 30, 2003, the fair value of the contracts is a loss of $5,918,000 (December 31, 2002
-  $3,573,000).

Interest  Rate  Risk
--------------------

     During the three months ended September 30, 2003, we borrowed US$1.0 million under our line of credit with Standard Bank. Each loan under the line of credit bears interest during each interest period for such loan at a rate per annum equal to the LIBOR Rate for such Interest Period plus 2.75%. We repaid in full the outstanding balance upon receipt of net proceeds from the September 2003 issuance of common shares.

Foreign  Currency
-----------------

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In September of 2003, in connection with a public offering of 14,988,025 common shares of the Company in Canada and other foreign jurisdictions by a syndicate of agents, we completed a brokered private placement in the United States of 7,311,975 common shares at an issue price of $2.25 per common share. We intend to use the proceeds (i) for advanced exploration and feasibility work on the Black Fox project, (ii) to advance our other mineral properties including the Montana Tunnels Mine and the Florida Canyon Mine in such amounts as may be determined by management of the Company, and (iii) for general corporate purposes. The syndicate of agents were also granted non-transferable warrants to acquire such number of common shares as is equal to 3% of the total number of commons shares purchased in total in the offering in Canada and certain other foreign jurisdictions and in the private placement in the United States at the offering price. These warrants are exercisable at any time prior to September 26, 2005. The offering in Canada and certain other foreign jurisdictions were made by way of an offering prospectus filed in Canada in the province of Ontario. The U.S. private placement was made in the U.S. in reliance upon the exemption from registration provided in Section 4(2) of the United States Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The private placement was made without general solicitation or advertising. The purchasers were sophisticated institutional investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

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

(b)  Reports  filed  on  Form  8-K  during the quarter ended September 30, 2003:

     On August 22, 2003, we filed a Form 8-K to announce our results of operations for the second quarter ended June 30, 2003, and to announce a conference call with for Monday, August 25, 2003 to discuss such results with senior management of the Company.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


APOLLO  GOLD  CORPORATION

Date:  November 14, 2003                /s/ R. David Russell
                                        -----------------------
                                        R. David Russell, President and
                                        Chief Executive Officer

Date:  November 14, 2003                /s/ R. Llee Chapman
                                        ----------------------
                                        R. Llee Chapman,
                                        Chief Financial Officer