Form 10-K
period 2003-12-31
APOLLO GOLD CORP
filed 2004-03-30
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                             COMMISSION FILE NUMBER:
                                    001-31593

                             APOLLO GOLD CORPORATION
             (Exact name of registrant as specified in its charter)
                                _________________


              YUKON TERRITORY                              NOT APPLICABLE
      (State  or  other  jurisdiction                    (I.R.S.  Employer
     of  incorporation  or  organization)               Identification  No.)

                         4601 DTC Boulevard, Suite 750
                          Denver, Colorado 80237-2571

           (Address of Principal Executive Offices Including Zip Code)

                                 (720) 886-9656
              (Registrant's telephone number, including area code)
                                _________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of March 15, 2004, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $147,811,000 (based upon the closing price for shares of the registrant's common stock as reported by the American Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2004, the registrant had 75,031,198 shares of common stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

                             APOLLO GOLD CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS



PART I
------

ITEM 1.         Business
ITEM 2.         Properties
ITEM 3.         Legal Proceedings
ITEM 4.         Submission Of Matters To A Vote Of Security Holders

PART II
-------

ITEM 5.         Market For Registrant's Common Equity
                And Related Stockholder Matters
ITEM 6.         Selected Consolidated Financial Data
ITEM 7.         Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations
ITEM 7A.        Quantitative And Qualitative Disclosures
                About Market Risk
ITEM 8.         Financial Statements And Supplementary Data
ITEM 9.         Changes In And Disagreements With Accountants
                On Accounting And Financial Disclosure
ITEM 9A.        Controls and Procedures

PART III
--------

ITEM 10.        Directors And Executive Officers Of The Registrant
ITEM 11.        Executive Compensation
ITEM 12.        Security Ownership Of Certain Beneficial Owners
                And Management
ITEM 13.        Certain Relationships And Related Transactions
ITEM 14.        Principal Accounting Fees And Services

PART IV
-------

ITEM 15.        Exhibits, Financial Statement Schedules,
                And Reports
                On Form 8-K
SIGNATURES
CERTIFICATIONS

                                     PART I

ITEM  1.  BUSINESS

PRELIMINARY  INFORMATION

     The earliest predecessor to Apollo Gold Corporation was incorporated under the laws of the Province of Ontario in 1936. In May 2003, it reincorporated under the laws of the Yukon Territory. Apollo Gold Corporation maintains its registered office at Suite 300, 204 Black Street, Whitehorse, Yukon Territory, Canada Y1A 2M9, and the telephone number at that office is (416) 668-5252. Apollo Gold Corporation maintains its principal executive office at 4601 DTC Boulevard, Suite 750, Denver, Colorado 80237-2571, and the telephone number at that office is (720) 886-9656.

     Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, all dollar amounts or references to dollars are expressed in United States dollars.

     Unless otherwise specified or the context otherwise requires, in this Form 10-K the terms "we" and "our" in reference to the operations or business of Apollo Gold Corporation prior to June 25, 2002, shall mean the operations or business of Nevoro Gold Corporation and its wholly-owned subsidiary Apollo Gold, Inc. The terms "we" and "our" in reference to the operations or business of Apollo Gold Corporation on or after June 25, 2002, shall mean the operations or business of Apollo Gold Corporation, a corporation presently incorporated under the laws of the Yukon Territory, its wholly-owned subsidiary Apollo Gold, Inc., and Apollo Gold Inc.'s material wholly-owned subsidiaries Montana Tunnels Mining, Inc., Florida Canyon Mining, Inc., Standard Gold Mining, Inc. and Apollo Gold Exploration, Inc.

INTRODUCTION

     We are principally engaged in the exploration, development and mining of gold. We have focused our mining efforts to date on two principal properties: our Montana Tunnels Mine, owned by one of our subsidiaries, Montana Tunnels Mining, Inc. ("Montana, Inc."),and our Florida Canyon Mine, owned by another one of our subsidiaries, Florida Canyon Mining, Inc. ("Florida, Inc."). Our development activities involve our Black Fox Property and Standard Mine project, and our exploration activities involve the Pirate Gold, Nugget Field and Diamond Hill properties. During 2003, Standard Gold Mining, Inc. acquired and incorporated into its Standard Mine property additional adjacent land positions in Buffalo Canyon, and Apollo Gold Exploration, Inc. acquired a new Willow Creek property.

     We are the result of the Plan of Arrangement that resulted in the amalgamation of International Pursuit Corporation ("Pursuit") and Nevoro Gold Corporation ("Nevoro"). Pursuant to the terms of the Plan of Arrangement, Pursuit acquired Nevoro and continued operations under the name of Apollo Gold Corporation. Through our wholly-owned subsidiary, Apollo Gold, Inc. ("AGI")
(acquired by Nevoro in March 2002), we own the majority of our assets and operate our business. We continued trading on the Toronto Stock Exchange under our new name, Apollo Gold Corporation, and with a new ticker symbol, APG.U, on July 3, 2002. On August 2, 2002, our ticker symbol changed to APG.

     In February 2003, we filed a Registration Statement on Form 10 with the Securities and Exchange Commission ("SEC"). The Registration Statement was declared effective on August 13, 2003. On August 26, 2003, the Company began trading on the American Stock Exchange under the ticker symbol AGT.

     We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. Heap leaching is a process of extracting gold and silver by placing crushed ore on sloping, impermeable pads and applying a dilute cyanide solution that dissolves a portion of the contained gold, which is then recovered. On average, the Florida Canyon Mine produces approximately 125,000 ounces of gold and approximately 80,000 ounces of silver annually. During 2003, it produced 101,811 ounces of gold and 60,065 ounces of silver.

     We also own and operate the Montana Tunnels Mine, an open pit gold mine located near Helena, Montana. When in full production, over the past five years, the Montana Tunnels Mine has produced approximately 78,000 ounces of gold, 26,000 tons of zinc, 8,700 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine produces approximately 15% of its annual gold production in the form of dore, an unrefined material consisting of approximately 90% gold, which is then further refined. The remainder of the mine's production is in the form of concentrates, one a zinc-gold concentrate and the other a lead-gold concentrate. The concentrates are shipped to a smelter, and after smelting charges, we are paid for the metal content. The Montana Tunnels Mine was idle for approximately four months in 2002 while we made preparations to begin the removal of waste rock at the mine. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that slid off the southwest pit wall. In October 2003, a second waste stripping project ("Phase II") known as the L-Pit project was initiated, and we intend to pre-strip approximately 17 million tons of waste from the south and west high walls of the open pit after which the L-Pit should add an additional three to four years of mine life.

     We have two development stage properties, the Black Fox Property ("Black Fox"), located near Timmins, Ontario, and the Standard Mine Project (including the new Buffalo Canyon component), owned by our wholly-owned subsidiary Standard Gold Mining, Inc. located in Nevada. We also have several exploration stage assets including Willow Creek ("Willow Creek"), Pirate Gold Prospect ("Pirate Gold") and the Nugget Field Prospect ("Nugget Field"), each located in Nevada and owned by our wholly-owned subsidiary, Apollo Gold Exploration, Inc. We also own Diamond Hill Mine ("Diamond Hill"), an exploration asset which is an unincorporated division of Montana Tunnels Mining, Inc. and located in Montana.

     In 2003, we focused our exploration efforts on our Black Fox and Standard Mine properties. The Black Fox Property is located east of Timmins, Ontario, and was acquired in September 2002. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved a shallow drilling program to test the open pit potential and core drilling of 297 core holes from 200 to 500 meters in depth. As a result of the core drilling, we have identified proven and probable reserves at the Black Fox Property.

     Upon completion of the first phase, we began the second phase of our Black Fox project in February 2004. The second phase will provide for the development of underground access for further exploratory drilling. We are developing an underground ramp from existing structures. We also plan to begin the permitting process for the third phase of the Black Fox project, and anticipate that this process will require approximately two years, based on a plan for combined open pit and underground mining, with on-site milling, at a capacity of 1500 metric tons of ore per day. The third phase would include construction of the mine and processing facilities at an aggregate estimated cost of approximately $45.0 million.

     We have continued drilling at the Standard Mine and drilled approximately 80 holes in 2003. The Buffalo Canyon portion of our Standard Mine property is located immediately south of and contiguous to the pre-existing Standard Mine property. We acquired Buffalo Canyon in 2003 and completed our Phase I drilling program in December 2003. We believe that the northern portion of Buffalo Canyon has the highest potential for commercialization, and plan to conduct follow-up drilling in 2004.

     The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:

                                              Years

                              2003         2002         2001         2000
                           -----------  -----------  -----------  -----------
Gold (ounces)                  145,935      148,173      192,887      259,863
Silver (ounces)                471,241      275,925      963,050    1,257,972
Lead (pounds)               10,843,184    5,481,230   13,759,579   12,141,771
Zinc (pounds)               21,792,452   15,328,392   40,158,321   31,689,125

Average metals prices:
Gold - London Bullion      $       364  $       310  $       271  $       279
Mkt. ($/ounce)
Silver - London Bullion    $      4.88  $      4.59  $      4.37  $      5.00
Mkt. ($/ounce)
Lead - LME Cash ($/pound)  $      0.23  $      0.20  $     0.216  $     0.206
Zinc - LME Cash ($/pound)  $      0.38  $      0.35  $     0.402  $     0.512

Note: Includes the operations of Nevoro Gold Corporation and its wholly-owned subsidiary Apollo Gold, Inc prior to June 25, 2002.

BACKGROUND

     We are the result of the Plan of Arrangement that resulted in the amalgamation of International Pursuit Corporation ("Pursuit") and Nevoro. Pursuant to the terms of the Plan of Arrangement, Pursuit acquired Nevoro and continued operations under the name of Apollo Gold Corporation. Through our wholly-owned subsidiary, AGI (acquired by Nevoro in March 2002), we own the majority of our assets and operate our business. We continued trading on the Toronto Stock Exchange under our new name, Apollo Gold Corporation, and with a new ticker symbol, APG.U, on July 3, 2002. On August 2, 2002, our ticker symbol changed to APG. In February 2003, we filed a Registration Statement on Form 10 with the SEC. The Registration Statement was declared effective on August 13, 2003. On August 26, 2003, the Company began trading on the American Exchange under the ticker symbol AGT.

     INTERNATIONAL  PURSUIT  CORPORATION  (PRIOR  TO  THE  PLAN  OF ARRANGEMENT)

     International Pursuit Corporation ("Pursuit") was incorporated under the laws of the Province of Ontario in 1936, under the name Brownlee Mines (1936) Limited. Pursuit was a public company engaged in the business of exploration and development of mineral properties for many years.

     Pursuit was involved in the exploration, evaluation and development of precious and base metal properties, involving primarily copper, for commercial exploitation. Most of Pursuit's business activities took place in the Philippines, Indonesia and Mongolia, through joint ventures and contracts of work to explore and develop mining properties.

     For example, in April 1995, Pursuit entered into a joint venture agreement to explore and develop the Hinoba-an copper deposit, located in the southwest part of the island of Negros in the Republic of the Philippines. Pursuant to this agreement, Pursuit earned a 50% interest in the Hinoba-an property by incurring Cdn$9,600,000 of exploration expenditures and by making aggregate option payments of Cdn$300,000. In addition, 50% of certain expenditures made by Pursuit in excess of the Cdn$9,600,000 minimum were to be repaid to Pursuit with interest. Pursuit also had the right to obtain the remaining 50% interest in Hinoba-an for a purchase price of Cdn$15,000,000, payable to the joint venture partner through a net smelter return from anticipated production. Pursuant to this arrangement, Pursuit expended over Cdn$14,700,000 on the Hinoba-an property (including option payments and accrued interest) through

December 1998 and acquired a 100% interest in the property in 1999 through the bankruptcy of its joint venture partner. However, during this time the world price of copper declined, and Pursuit placed the Hinoba-an project on hold. In December 2001, Pursuit executed an agreement with Hinoba Holdings Limited, granting an option to acquire all of the rights to the Hinoba-an project for 7.5% of Hinoba Holdings Limited shares and $5 million payable within 18 months of having achieved commercial production. Neither party fully performed under that agreement. Pursuit discontinued efforts to exploit or sell the project, and halted financing to the subsidiary holding the underlying title to the Hinoba-an property. In 2003, Apollo Gold Corporation sold its remaining interest in this project, including its equity interests in the subsidiary holding title to the Hinoba-an project and the contingent $5 million receivable, for $76,287. In connection with that transaction, Hinoba Holdings Limited released us from and agreed to indemnify us against any past, present or future third party claims associated with the Hinoba-an project. We no longer hold any interest in Pursuit's former Philippine Islands properties.

     Pursuit's Indonesian transactions were in the form of contracts of work ("CoWs"), project-specific agreements granted by the President of Indonesia, with terms of approximately 30 years. After conducting preliminary negotiations for a number of CoWs, in February 1998 Pursuit entered into two CoWs for the Mahakan East and Mahakan West properties in Indonesia, and paid a security deposit of $100,000 for each property plus a bank guarantee of $0.60 per hectare less the security deposit. Pursuit also obtained temporary exploration licenses for each property. In 1998, Pursuit expended approximately Cdn$1,066,000 on the exploration of the Indonesian properties.

     As the world price of copper declined significantly in the late 1990s and third world countries experienced recessions and, in the case of Indonesia, political unrest, Pursuit adopted a policy designed to maintain its mineral properties in good standing and to seek out joint venture partners until such time as world copper prices recovered and the political situation in Indonesia stabilized. We are not currently maintaining the corporate franchises of, or otherwise financially supporting, Pursuit's discontinued Indonesian subsidiaries.

     In 1999 and 2000, Pursuit also investigated business opportunities outside the mining industry. In June 1999, Pursuit entered into a joint venture with StockSet Associates to develop and manage a financial Internet site through a newly formed corporation, StockSet.com. Pursuit invested $61,142 for a 50% interest in StockSet.com. In March 2000, Pursuit sold its interest in StockSet.com to a company controlled by a relative of a then-officer and director of Pursuit for consideration of Cdn$500,000.

     In November 2001, Pursuit was notified by the Toronto Stock Exchange ("TSX") that its shares would be delisted if it did not comply with the TSX's continued listing requirements within 120 days. Pursuit then sought out potential acquisition and merger opportunities, which eventually led it to amalgamate with Nevoro Gold Corporation.

     NEVORO  GOLD  CORPORATION  (PRIOR  TO  THE  PLAN  OF  ARRANGEMENT)

     Nevoro was a private company incorporated under the Canada Business Corporations Act in February 2002. In March 2002, Nevoro acquired all of the outstanding common stock of AGI. The acquisition included AGI's wholly-owned subsidiaries, Montana, Inc. and Florida, Inc.

     AGI was originally incorporated under the General Corporation Law of the State of Delaware on December 16, 1998. AGI commenced business on February 5, 1999, pursuant to a plan of reorganization ("Plan of Reorganization") involving Pegasus Gold International, Inc. ("PGII"), Diamond Hill Mining, Inc. ("Diamond Hill, Inc."), Florida Canyon Mining, Inc. ("Florida, Inc."), and Montana Tunnels Mining, Inc. ("Montana, Inc."), all of whom voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 1998.

     Under the Plan of Reorganization, PGII was reincorporated in Delaware and renamed Apollo Gold, Inc., and its common stock was distributed to certain former creditors of PGII, Diamond Hill, Inc., Florida, Inc. and Montana, Inc. AGI became the parent holding company for the reorganized Diamond Hill, Inc., Florida, Inc., and Montana, Inc. entities, all of which were also reincorporated in Delaware but retained their former names. Under the Plan of Reorganization, AGI and its three subsidiaries were discharged from all liabilities not asserted prior to the applicable bar dates or otherwise provided for in the Plan of Reorganization to the maximum extent permitted by the United States Bankruptcy Code. Following emergence from bankruptcy protection, AGI and its subsidiaries carried on mining and exploration activities under new management and with the benefit of the protection afforded by the Plan of Reorganization and the United States Bankruptcy Code against unsatisfied liabilities associated with its former ultimate parent company Pegasus Gold Inc. ("PGI") and other former PGI affiliates.

     On January 1, 2002, Diamond Hill, Inc. was merged into Montana, Inc. and became an unincorporated division of Montana, Inc. On March 26, 2002, Nevoro acquired 100% of the common stock of AGI from a shareholder group controlled by a syndicate of banks through the merger of Nevoro Gold USA Inc., a Delaware corporation and wholly-owned subsidiary of Nevoro, with and into AGI, resulting in AGI becoming a wholly-owned subsidiary of Nevoro.

     PURSUIT  AND  NEVORO  PLAN  OF  ARRANGEMENT

     On June 25, 2002, as a result of Pursuit's extensive search for acquisition and merger opportunities and after extensive discussions and negotiations, Pursuit and Nevoro obtained court approval for the Plan of Arrangement that formed Apollo Gold Corporation. On March 24, 2002, Pursuit conducted a private placement of $23 million principal amount of 0.0% secured convertible debentures and related warrants (the "Debentures") through registered dealers (the "Agents") on a best efforts agency basis. In connection with the private placement of Debentures, Pursuit issued compensation warrants (the "Compensation Warrants") to the Agents to purchase an aggregate of 718,750 shares of our common stock at an exercise price of $1.60 with such warrants being exercisable for two years from the date of issuance. Approximately $11 million of the proceeds from the sale of the Debentures were loaned by Pursuit to Nevoro to facilitate the acquisition of Apollo Gold, Inc., and the remaining amount was used to fund our operations, including the Montana Tunnels Mine pre-stripping project.

     The Plan of Arrangement involved the following steps, which were deemed to have occurred in the following order on June 25, 2002 (the "Effective Date"):

     (a) the outstanding shares of Pursuit (the "Pursuit Shares") (excluding any Pursuit Shares issued pursuant to the conversion of the Debentures or issued upon exercise of the Compensation Warrants) were consolidated (the "Pursuit Share Consolidation") on a basis of one Pursuit Share for each 43.57 Pursuit Shares previously held by the Pursuit shareholders;

     (b) the terms of each of Pursuit's outstanding common share options (the "Pursuit Options") were amended to: (i) consolidate the number of Pursuit Shares which the holder of the Pursuit Option was entitled to acquire upon the exercise thereof on the basis of one Pursuit Share for every 43.57 Pursuit Shares which the Pursuit Option previously entitled the holder to acquire; and
(ii) to increase the purchase price of the Pursuit Shares which the Pursuit Option entitled the holder to acquire by the amount stipulated by the terms governing such Pursuit Option in the event of a consolidation in the share capital of Pursuit;

     (c) all of the outstanding Debentures were converted into the underlying Pursuit Shares and common share purchase warrants of Pursuit (the "Pursuit Warrants") in accordance with their terms;

     (d) immediately following the Pursuit Share Consolidation, all of the Pursuit Shares outstanding on the Effective Date were exchanged for shares of our common stock on the basis of one share for each one Pursuit Share held;

     (e) all of the outstanding Pursuit Options (as amended in accordance with paragraph (b) above) were exchanged for options to acquire shares of our common stock on the basis of one option for each Pursuit Option held;

     (f) all Pursuit Warrants outstanding on the Effective Date were exchanged for warrants to purchase shares of our common stock on the basis of one warrant for each one Pursuit Warrant held;

     (g) all Compensation Warrants outstanding on the Effective Date were exchanged for warrants to purchase shares of our common stock on the basis of one warrant for each one Compensation Warrant held;

     (h) all Nevoro common shares outstanding on the Effective Date were exchanged for an aggregate of 1,970,000 shares of our common stock; and

     (i) Pursuit acquired Nevoro and the operations of Pursuit and Nevoro were merged.

APOLLO  GOLD  CORPORATION

     The following chart illustrates our operations and principal operating subsidiaries, their jurisdictions of incorporation and the percentages of their voting securities beneficially held by us as of March 15, 2004.

                                       Apollo Gold Corporation
                                          (Yukon Territory)
                                                  |
                                                100%
                                                  |
                                          Apollo Gold, Inc.
                                             (Delaware)
                                                  |
                                                  |
      100%                  100%                100%                100%               100%
       |                     |                   |                   |                  |
--------------------------------------------------------------------------------------------------
       |                     |                   |                   |                  |
   Montana Tunnel        Florida Canyon     Apollo Gold         Standard Gold    Mine Development
    Mining, Inc.          Mining, Inc.     Exploration, Inc.     Mining, Inc.    Finance Company
 ("Montana, Inc.")     ("Florida, Inc.")     (Delaware)      ("Standard, Inc.")      ("MDFC")
    (Delaware)            (Delaware)                             (Delaware)         (Delaware)

NOTES:

APOLLO GOLD CORPORATION: American Stock Exchange listed and Toronto Stock Exchange listed holding company; owns and operates the Black Fox development Property.

APOLLO GOLD, INC.: United States holding company employing United States corporate officers and furnishes corporate services.

MONTANA, INC.: Owns and operates the Montana Tunnels Mine and Diamond Hill Mine, an exploration property.

FLORIDA,  INC.:  Owns  and  operates  the  Florida  Canyon  Mine.

APOLLO GOLD EXPLORATION, INC.: Holds United States exploration land positions not tied to any existing operating subsidiary.

STANDARD GOLD MINING, INC.: Owns and operates the Standard Mine development project.

MINE DEVELOPMENT FINANCE COMPANY: Provides intercompany loans and other financial services to affiliated companies.

PRODUCTS

     Our mines primarily produce gold but also yield quantities of silver, zinc and lead. We sell gold and these other metals principally to custom smelters and metals traders. The percentage of sales contributed by each class of product is reflected in the following table:

                                    Periods


Product               2003         2002         2001         2000
------------          -----        -----        -----        -----

Gold                    79%          85%          67%          72%
Zinc                    13%          11%          20%          17%
Other metals             8%          04%          13%          11%


GOLD

     GOLD  PRODUCTION

     We produced 145,935 ounces of gold during the year ended December 31, 2003. We produced 148,173 ounces of gold in the year ended December 31, 2002, and 192,887 ounces and 259,863 ounces in the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2003, 70% of our gold production came from our Florida Canyon Mine, and 30% from our Montana Tunnels Mine. In 2002, 82% of our gold production came from our Florida Canyon Mine, and 18% from our Montana Tunnels Mine. Approximately 63% of our gold production in 2001 came from our Florida Canyon Mine and the remaining 37% from our Montana Tunnels

Mine. In 2000, 65% of our gold production came from our Florida Canyon Mine, and 35% from our Montana Tunnels Mine.

     GOLD  USES

     Gold is used for two primary purposes: product fabrication and bullion investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors purchase gold bullion, official coins and high-carat jewelry.

     Most of our revenue is derived from the sale of refined gold in the international market. However, our end product is dore bars. Because dore is an alloy consisting primarily of gold but also containing silver and other metals, dore bars are sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining contracts, the dore bars are refined for a fee, and our share of the refined gold and the separately recovered silver is paid to us.

     GOLD  SUPPLY

     The worldwide supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals.

     GOLD  PRICES

     The price of gold is affected by numerous factors that are beyond our control. See "Risk Factors - Risks Relating to the Metals Mining Industry".

     The following table presents the annual high, low and average afternoon fixing prices over the past three years, for gold per ounce on the London Bullion Market:


Year          High            Low           Average
----          ----            ---           -------
2001         $ 293           $ 256           $ 271
2002         $ 348           $ 278           $ 310
2003         $ 417           $ 319           $ 363

SILVER  AND  OTHER  METALS

     SILVER. We produced 471,241 ounces of silver during the year ended December 31, 2003, 275,925 ounces in the year ended December 31, 2002, and 963,050 ounces and 1,257,972 ounces in the years ended December 31, 2001 and 2000, respectively. Our silver production is obtained from mining operations in which silver is not our principal or primary product, but is produced as a by-product of mining gold deposits. For the year ended December 31, 2003, 13% of our silver production came from our Florida Canyon Mine, and 87% from our Montana Tunnels Mine. Approximately 74% of our silver production came from our Montana Tunnels Mine and the remaining 26% from our Florida Canyon Mine in the year ended December 31, 2002. Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the principal uses of silver are for industrial uses, primarily for electrical and electronic components, photography, jewelry and silverware. Silver's strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Specifically, it is used in photography, batteries, computer chips, electrical contacts, and high technology printing. Silver's anti-bacterial properties also make it valuable for use in medicine and in water purification.

     OTHER METALS. Production from the Montana Tunnels Mine also includes the extraction, processing and sale of zinc and lead contained in sulfide concentrates. Due to its corrosion resisting property, zinc is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting, and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers.

     The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics.

     The price of silver, lead and zinc is affected by numerous factors that are beyond our control. See "Risk Factors - Risks Relating to the Metals Mining Industry".

     REFINING  PROCESS

     We have agreements with Johnson Matthey to refine our gold dore to a final finished product. Johnson Matthey receives $0.50 for each ounce of gold it refines, in addition to receiving a fee of 0.50% of the payable metal for silver and 0.10% of the payable metal for gold.

     Our lead and zinc concentrates are shipped to Teck Cominco Metals Ltd. ("Teck Cominco") in British Columbia, Canada. Teck Cominco's smelter is located in Trail, British Columbia, and is approximately five hours, via train, from the Montana Tunnels Mine. In order to alleviate as much risk as possible regarding the smelting process, we have chosen to enter into a contract with Teck Cominco until March 2005. For further information see "Florida Canyon Mine and Montana Tunnels Mine."

ITEM  2.  PROPERTIES

MINING  PROPERTIES  AND  OPERATIONS

     Through our two wholly-owned subsidiaries, Florida, Inc. and Montana, Inc., we have two currently operating mines: the Florida Canyon Mine, a low grade heap leach gold mine, and the Montana Tunnels Mine, a gold mine.

     The following table presents certain information regarding our metal mining properties, including the relative percentage each contributed to our sales for the year ended December 31, 2003:

Name of                    Ownership   Percentage of
Property                    Interest     2003 Sales
-------------------------  ----------  --------------
     Montana Tunnels Mine        100%             46%
     Florida Canyon Mine         100%             54%

     Florida, Inc. and Montana, Inc. land holdings are primarily divided into two categories, unpatented mining claims and fee acreage/patented mining claims.

     Our unpatented mining claims require annual filings with the United States Bureau of Land Management and the county where the claims are held. A $100 per claim maintenance fee is paid to the United States Bureau of Land Management on or before September 1 of each year. An affidavit of notice of intent to hold unpatented mining claims and notice of maintenance fee payment in lieu of assessment work is filed with the county recorder on or before November 1 of each year. The notices and fees are filed and paid on a yearly basis and currently all claims are in good standing.

     Fee acreage/patented mining claims are lands owned by us. To the best of our knowledge, our owned patented claims have been legally located, documented, recorded and maintained in compliance with applicable state and federal laws, and there are no violations of, or defaults under, any obligation of such lands.

     We also have various leases and agreements for small parcels of land. To our knowledge, each lease is in full force and effect and valid and enforceable in accordance with its terms.

GLOSSARY  OF  TERMS

     The following are definitions of certain abbreviations used in this Business section:

"AG"  means  silver.

"AU"  means  gold.

"AUEQ"  means  gold  equivalent.

"FE"  means  iron.

"FLOTATION" means a concentration process selectively attaching valuable minerals to air bubbles in a chemical solution.

"GPM"  means  gallons  per  minute.

"ISO"  means  International  Standards  Organization.

"MA"  means  million  years  before  present.

"NPI" means net profit interest, a royalty based on the market value of the gold produced less the cost of refining and transportation.

"NSR"  means  net  smelter  return.

"ORE"  means  material  that  can  be  economically  mined  and  processed.

"OZ  AG/TON"  means  ounces  silver  per  short  ton  (oz/ton).

"OZ  AU/TON"  means  ounces  gold  per  short  ton  (oz/ton).

"PB"  means  lead.

"ROM"  means  run  of  mine  (leaching  of  uncrushed  materials).

"RQD"  means  rock  quality  designation.

"RC  OR  RVC"  means  reverse  circulation  drilling  method.

"STRIP (OR STRIPPING) RATIO" means the tonnage of waste material removed to allow the mining of one ton of ore in an open pit.

"SULFIDE  ORE"  means  mineralization  contained  in  the  form  of  a  sulfide.

"T"  or  "TON"  means  short  ton.

"TPD"  means  short  tons  per  day.

"ZN"  means  zinc.

FLORIDA  CANYON  MINE

     The Florida Canyon Mine is owned and operated by Florida, Inc. Florida Canyon Mine is a low grade, open pit, heap leach operation located near Winnemucca, Nevada. Daily production totals approximately 30,000 tons of crusher ore (ore that is crushed to specified grades) and run-of-mine ore (uncrushed ore) that is placed on a permanent leach pad for heap leaching to recover gold and silver. The Florida Canyon Mine has operated since 1986. For the year ended December 31, 2003, a total of 8,625,912 tons containing 132,232 ounces of gold had been placed on the leach pad and 101,811 ounces of gold had been recovered. Slightly lower amounts of silver have also been recovered.

     The Standard Mine is a development project located south of the Florida Canyon Mine and is currently owned by Standard Gold Mining, Inc. Historically, the Standard Mine project assets have been part of the Florida Canyon Mine and therefore the production and other information in this Annual Report on Form
10-K for the Florida Canyon Mine includes data for the Standard Mine project. However, in the fourth quarter of 2003 we transferred the Standard Mine project assets into one of our wholly-owned subsidiaries, Standard Gold Mining, Inc.

     Location. The Florida Canyon Mine is located about 42 miles south of Winnemucca, Nevada, just off Interstate 80 at the Humboldt exit. The pits, waste dumps, and facilities are located in sections 1, 2, 3, 10, 11, and 12 of T31N, R33E and sections 34, 35 of T32N, R33E Mount Diablo Base & Meridian, Pershing County, Nevada. The approximate location of the deposit is longitude 118 14' and latitude 40 35'. The Standard Mine Area is located approximately five miles south of the Florida Canyon Mine.

     Land Area. The land that we own, lease or control at the Florida Canyon Mine covers a total of 15,456 acres. Fee lands total 4,075.81 acres, while 19 patented claims total 359.9 acres. We also maintain 579 unpatented claims that total 11,580 acres. The fee lands and patented claims and most of the unpatented claims have been surveyed. Land lease and option payments and unpatented claim maintenance fees total $823,975 for 2002 and 2003, after which the total land cost drops to $115,900 annually. The Florida Canyon Mine operating permit area contains 5,522 acres. We have disturbed approximately 1,958 acres of land, consisting of 1,034 acres of public lands and 923 acres of fee (private) lands. Mining the remaining reserves will add 77 acres of disturbance, of which 24 acres are public lands and 53 acres are private lands. We expect approval in late June 2004 to mine the additional reserves. The land that we own or lease at the Standard Mine covers a total of 6,087 acres, and fee lands total 1,926.89 acres. We also maintain 208 unpatented claims that total 4,160 acres at the Standard Mine.

     Production. We have historically processed approximately 10 million tons of ore annually at the Florida Canyon Mine. Approximately 45% of the ore is crushed to 80% passing 0.75 inch and 55% of the ore is run-of-mine ore placed directly on the leach heap. Production from the Florida Canyon Mine operation is summarized in Table 1.

     This table presents data from the Florida Canyon Mine property. All production is subject to a 2.5% net smelter return (NSR) royalty.

TABLE  1  FLORIDA  CANYON  PRODUCTION  HISTORY

MINE
REPORT      CRUSHER REPORT               RUN OF MINE      TOTAL ORE (FROM CRUSHER REPORT)         WASTE
------  -------------------------  -----------------------  --------------------------  -------------------------------
YEAR    MINE      GRADE    GOLD    CRUSHER   GRADE   GOLD   RUN OF MINE GRADE   GOLD    TOTAL ORE GRADE   GOLD   TONS
        ORE TONS  OZ AU/T  OUNCES  ORE TONS  OZ AU/  OUNCES  ORE TONS  OZ AU/T  OUNCES   TONS   OZ AU/T  OUNCES  WASTE
         000'S             000'S    000'S     TONS   000'S    000'S     TONS    000'S   000'S    TONS    000'S   000'S
------  --------  -------  ------  --------  ------  ------  --------  -------  ------  ------  -------  ------  ------
1999       5,584   0.0262     146     5,441  0.0261     142     7,394   0.0123      91  12,835   0.0182     233   4,545
2000       4,596   0.0297     137     4,815  0.0299     144     5,702   0.0123      70  10,516   0.0203     214  12,676
2001       3,593   0.0208      75     3,719  0.0207      77     6,035   0.0116      70   9,754   0.0151     147  15,808
2002       4,368   0.0228     100     4,221  0.0229      97     4,098   0.0119      49   8,319   0.0175     146  13,566
2003       3,804   0.0203      77     2,806  0.0203      77     4,822   0.0114      55   8,625   0.0153     132  11,079
------  --------  -------  ------  --------  ------  ------  --------  -------  ------  ------  -------  ------  ------
TOTALS    21,945   0.0244     535    22,022  0.0244     537    28,051   0.0119     335  50,049   0.0174     872  57,674

     Mining Claim Description. Mining operations and facilities are on Sections 1, 2, 3, 10, 11, and 12 of T31N, R33E, Mount Diablo Base and Meridian, Pershing County, Nevada. The mineralization and facilities extend to the north in Sections 34 and 35 of T32N, R33E, Mount Diablo Base and Meridian. Usually only 36 sections are in each township, however, in T31N, R33E, Sections 37, 38, and 39 are included due to old government surveying problems leaving gaps between the normal sections.

     Agreements and Encumbrances. All current reserves at the Florida Canyon Mine deposit are subject to a 2.5% net smelter return royalty. Other Florida Canyon Mine property is subject to royalties shown in Table 2.

TABLE  2  ROYALTY  AGREEMENTS

Ranleigh International Corp.   2.5% NSR  +8 Square Mile Area Centered on Florida Canyon
                               Mine
Asarco, McCullough             2.0% NPI NE1/4 of NE1/4 Section 11 T31N R33E
Hall                           2.5% NSR Madre & Calaveras Patented Claims, Sections 2 &12
                               T31N, R33E
Muller Investments             1.0% NSR NE1/4 of NW1.4; S1/2 of NW1/4, Section 1 T30N
                               R33E

     We have paid royalties of $898,104, $508,000 and $0, respectively, in the years ended December 31, 2003, 2002 and 2001.

     The annual holding costs of Florida Canyon Mine, exclusive of property taxes, are shown in Table 3.

TABLE  3  FLORIDA,  INC.  &  STANDARD  GOLD  MINING,  INC.  LAND  HOLDING  COSTS

PROPERTY                  2002      2003    ANNUAL AFTER 2003   ROYALTY
----------------------  --------  --------  ------------------  --------
Hanna Hall              $  7,200  $  7,200  $            7,200  2.5% NSR
Asarco                  $ 10,000  $ 10,000  $           10,000  1.0% NPI
Herbert McCullough                                              1.0% NPI
Ranleigh International                                          2.5% NSR
Campbell                $ 40,000  $471,175
Campbell                $ 54,000  $110,000
Rex Resources           $  6,000  $ 11,000
Muller Investments      $ 20,000  $ 20,000  $           20,000    1% NSR
Unpatented Claims       $ 55,100  $ 78,700  $           78,700
TOTALS                  $192,300  $708,075  $          115,900

     Mine equipment at our Florida Canyon Mine is held under installment purchase agreements and capital leases with Caterpillar Financial Services Corporation and a capital lease with ATEL Equipment Leasing. The total initial purchase price of mine equipment was approximately $34.72 million. As of February 29, 2004, the balance owed was approximately $4.56 million.

     At February 29, 2004, the net book value of the Florida Canyon Mine and its associated plant and equipment was approximately $9.55 million.

     Environmental Liabilities. The Florida Canyon Mine has been in continuous operation since 1986. The original permit to operate was granted by the U.S.
Bureau of Land Management ("BLM") and the Nevada Department of Environmental Protection ("NDEP") Reclamation Permit 126. The remaining reserves are the subject of the 17 sequentially numbered amendments to the Florida Canyon Mine operating plan. The current permit area encompasses approximately 5,522 acres of privately owned Florida, Inc. lands and BLM-administered public lands. The 17th amendment ("APO 17") did not propose any new disturbance; however, overall authorized disturbance within the permit area was reduced by 5.9 acres. Florida, Inc.'s existing and approved operations comprise a total of 1,957.5 disturbance acres consisting of 1,034.1 acres of disturbance on public land administered by the BLM, and approximately 923.4 acres of disturbance on private land. An 18th amendment ("APO 18") was submitted in December 2003 seeking approval to mine additional reserves identified in the Switchback Pit area and expand the existing heap leach pad to accommodate approximately 20 million tons of ore. An environmental assessment is currently being prepared by a third-party contractor. Any development of additional reserves will require additional amendments.

     We are required to maintain reclamation bonds covering the costs of reclaiming all disturbances at our mines as established by regulatory authorities from time to time. Bonding requirements for the Florida Canyon Mine were met by the following bond instruments:


TYPE OF BONDING                                                   PENAL SUM AS AT YEAR END
---------------------------------------------------------------  -------------  ------------
                                                                     2002           2003
                                                                 -------------  ------------
Unsecured surety bond issued by Safeco and subject to the final
judgment described below:                                        $  16,936,130  $ 16,936,130
---------------------------------------------------------------  -------------  ------------
Unsecured surety bond issued by Safeco pursuant to the
"Montana Settlement Agreement" described below:                  $     520,000  $    520,000
---------------------------------------------------------------  -------------  ------------
Personal bond secured by irrevocable stand-by letter of credit
issued by Washington Mutual Bank:                                $   3,537,745  $  3,703,149
---------------------------------------------------------------  -------------  ------------
TOTAL BONDING REQUIREMENT MET:                                   $  20,993,875  $ 21,159,279
---------------------------------------------------------------  -------------  ------------

     The first two reclamation bonds totaling $17,456,130 were issued by Safeco Insurance Company of America ("Safeco"). In 1999, Safeco cancelled the first bond in the amount of $16,936,130; however, prior to the effective date of cancellation, the U.S. District Court for the District of Nevada entered a declaratory judgment holding that Safeco's cancellation does not affect the BLM's right to treat the bond as remaining "outstanding" as part of the required bonding for the Florida Canyon Mine and that ongoing mining under our plan of operation does not affect Safeco's obligations under the bond upon eventual completion of mining. In reliance on that judgment, BLM has counted the cancelled Safeco bond towards satisfaction of our bonding requirements and has permitted us to continue to mine both inside and outside the area covered by the cancelled Safeco bond. On May 29, 2003, a not-for-publication memorandum decision was delivered by a three-judge panel of the Ninth Circuit Court of Appeals affirming the U.S. District Court judgment in our favor. Safeco did not file notice of any further appeal within the period permitted, and the District Court judgment has become final. A more complete description of the litigation among Safeco, the United States, the State of Nevada, and us with respect to the cancelled Safeco bond is included below under "Legal Proceedings". In view of Safeco's cancellation of the bond, Safeco has not invoiced us for, and we have not paid, any premium on, the cancelled Safeco bond since August 15, 1999. Safeco's future intention with respect to the cancelled bond is not known.

     The unsecured Safeco-issued bond in the amount of $16,936,130 covers only disturbances within the area disturbed as of August 15, 1999, and further disturbances within that area. The second Safeco bond in the amount of $520,000 carries an annual bond premium of $6,500. Safeco issued that bond in 2001 under a settlement agreement preventing cancellation until May 1, 2003. Safeco has extended the $520,000 bond to May 1, 2004, and has advised that it will further extend the bond to May 1, 2005. That bond was furnished by Safeco as part of its obligations under the settlement agreement resolving related litigation involving Safeco, Diamond Hill, Inc., the United States, and the State of Montana as more completely described below under "Legal Proceedings". The $520,000 Safeco bond covers all disturbances within the Florida Canyon Mine site's area of operations.

     The $3,527,270 personal bond issued to Florida, Inc. is secured by an irrevocable stand-by letter of credit in the same amount issued by Washington Mutual Bank for the benefit of BLM. We are required to maintain a deposit account pledged to Washington Mutual Bank equal to 100% of the amount available for drawing under the letter of credit to secure Washington Mutual Bank's obligations under the letter of credit. We pay annual letter of credit fees equal to 1.5% of the face amount of the letter of credit. We earn interest on the pledged deposit account at the rate established by Washington Mutual Bank from time to time.

     We have not yet made arrangements for meeting increased bonding requirements likely to be imposed in connection with mine expansion plans scheduled for 2004.

     The bonding requirements for the Standard Mine development project were met by the following bond instruments:


TYPE OF BONDING                                                   PENAL SUM AS AT YEAR END
--------------------------------------------------------------  ---------------------------
SECURITY                                                            2002           2003
--------------------------------------------------------------  -------------  ------------
Personal bond secured by irrevocable stand-by letter of credit
issued by Washington Mutual Bank:                               $      96,410  $     96,410
--------------------------------------------------------------  -------------  ------------
Personal bond secured by pledge of deposit account maintained
with Washington Mutual Bank:                                    $       8,500  $      8,500
--------------------------------------------------------------  -------------  ------------
REQUIREMENT MET:                                                $     104,910  $    104,910
--------------------------------------------------------------  -------------  ------------

     The $96,410 personal bond is secured by an irrevocable stand-by letter of credit in the same amount issued by Washington Mutual Bank for the benefit of BLM. We are required to maintain a deposit account pledged to Washington Mutual Bank equal to 100% of the amount available for drawing to secure Washington Mutual Bank's obligations under the letter of credit. We pay annual letter of credit fees equal to 2.0% of the face amount of the letter of credit. We earn interest on the pledged deposit account at the rate established by Washington Mutual Bank from time to time. The $8,500 personal bond is secured by direct pledge to BLM of a certificate of deposit equal to 100% of the penal sum of the bond. We do not pay any fees. We earn interest on the pledged certificate of deposit at the rate established by Washington Mutual Bank from time to time. We intend to substitute Standard, Inc. for Florida, Inc. as bond principal on all bonding for the Standard Mine area. The bonding requirement will increase by a material amount upon approval of the Standard Mine area permit applications that are currently pending prior to commencement of mining scheduled for 2004. We have not yet arranged for issuance of bonding to cover mining operations.

     Like all mine operators, we always face the risk of redetermination of bonding requirements as a result of changes in regulatory agency assumptions and methodology used to establish bonding requirements, and there can be no assurance that our bond requirements will remain the same.

     As of December 31, 2003, we estimate accrued closure costs at the Florida Canyon Mine to be an aggregate of $12.5 million (including severance costs of $1.6 million), of which $1.0 million has already been completed. Following approval of APO 18, internal closure costs are estimated to increase to approximately $15.1 million, of which $2.0 million will be completed in 2004. The $15.1 million post-APO 18 closure costs do not include employee severance.

     Florida Canyon Mine and Standard Mine Area Geology. The Florida Canyon Mine and Standard Mine Area deposits are situated in the Basin and Range physiographic province of northwestern Nevada, typified by a series of northward-trending elongated mountain ranges separated by alluvial valleys. The deposits are located in the Humboldt Range, which is formed by north-trending folding and faulting.

     The Florida Canyon and Standard Mine Area are dominated by a major regional structural zone, termed the Humboldt Structural Zone, which is a 200 km wide northeasterly-trending structural zone with left-lateral strike slip movement. Permo-Triassic rocks of the Rochester Rhyolite, Prida Formation, Natchez Pass Formation, and Grass Valley Formation are all exposed in the Florida Canyon area. The Humboldt City Thrust separates the Natchez Pass and Grass Valley formations from the underlying Prida Formation. There is a strong N30 degrees E to N50 degrees E structural fabric prevalent in and adjacent to the Florida Canyon Mine and Standard Mine deposits, as evidenced by the alignment of quartz veining, shear zones, and well-developed joint sets.

     Mineralization at the Florida Canyon Mine consists of native gold and electrum, an alloy of gold and silver associated with quartz, iron oxides, pyrite, marcasite, and arsenopyrite. Quartz is the major gangue mineral. Secondary minerals identified in the Florida Canyon Mine deposits include gypsum (likely remobilized from the Grass Valley Formation), alunite, barite, native sulfur, calcite, dolomite, anhydrite, pyrargyrite, pyrrhotite, and stibnite.

     Gold mineralization at the Standard Mine Area deposits also consists of native gold and electrum generally associated with silicification and argillization at the contact between Grass Valley argillite and the underlying Natchez Pass limestone.

     Florida Canyon Mine and Standard Mine Area Drilling and Sampling. The Florida Canyon Mine property is situated in the Imlay Mining District in Pershing County, Nevada. Historically, the only significant gold production in the area came from the Standard Mine between 1939 to 1942 and 1946 to 1949. Modern exploration at Florida Canyon Mine began in 1969. It has been explored by five different mining and exploration companies. Table 4 summarizes the drilling on the Florida Canyon Mine property between 1969 and December 31, 2003, which totals over 1.9 million feet in 4,476 drill holes; this also includes 857 holes totaling 240,139 feet that were drilled in the Standard Mine Area.

TABLE  4  FLORIDA  CANYON  MINE  AND  STANDARD  MINE DRILL HOLE DATABASE SUMMARY

(Florida  Canyon  Mine  Area  Drilling)

DRILL TYPE                     NUMBER OF HOLES   FOOTAGE
                               ---------------  ---------
Core                                        55     34,522
Reverse Circulation & Rotary             3,561  1,598,052
TOTAL                                    3,616  1,632,574
Number of Samples    299,304

(Standard Mine Area Drilling)

DRILL TYPE                     NUMBER OF HOLES  FOOTAGE
                               ---------------  ---------
Core                                        11      1,983
Reverse Circulation & Rotary               842    237,005
TOTAL                                      853    238,988
Number of Samples     43,892

     The reverse circulation drilling we have completed is done wet from the surface, with a 10 to 15 lb sample collected from a wet rotary splitter. American Assay Labs of Sparks, Nevada completed most of the analyses of Florida Canyon drill hole samples. Gold analysis is by standard fire assay with either atomic absorption or gravimetric finish.

     About 10% of the drill samples we have completed were analyzed in duplicate. Mine Development Associates, an independent mining testing firm, examined the checked assay data which showed good correlation between the original and duplicate data. In addition to internal checks, American Assay continually monitors the laboratory performance of our independent consultants.

     Drill Hole Spacing. Measured oxide resources for the Florida Canyon Mine are classified as those model blocks with at least three composites within one-half the distance of the variogram range; indicated resources are model blocks with at least two composites within the distance of the variogram range.

     The drill hole spacing at Florida Canyon Mine and Standard Mine Area approximates a 100 foot grid. The variogram range varies between 40 feet and 170 feet. About 26% of the oxide resources at the mines are measured, indicating the drill spacing is within of the variogram range, and 74% are defined as indicated, indicating spacing more than of the variogram range, but less than the full range. The variogram ranges at the Standard Mine Area are between 30 feet and 210 feet and are generally slightly longer than the ranges at the Florida Canyon Mine. At the Standard Mine Area approximately 54% of the resources are defined as measured. Kriging variance was used to define measured and indicated materials at the Standard Mine Area.

     Florida Canyon Mine Reserves. The Florida Canyon Mine reserves include the remaining material from several pits with prior mining and some new areas that have not been mined. The pits for the new areas were designed using Whittle pit optimization at $400/ounce gold price to complete the design, and cut off grades based on $350/ounce gold price to determine reserves. Additional drilling was conducted in 2002 and 2003 in some of the new pit areas. The areas with prior mining include the Brown Derby, Central, Jasperoid Hill and Main Extension, while new areas include Headwaters, Northeast Extension, and Radio Towers West. The new areas are generally further up the slope of the Humboldt Range. Table 5 summarizes Florida Canyon Mine and Standard Mine Project reserves as of December 31, 2003, which conform to the definitions ascribed by the Canadian Institute of Mining, Metallurgy and Petroleum and guidelines adopted by CIM Counsil on August 20, 2000 and the United States Securities Exchange Commission Industry Guide 7 definitions of Proven and Probable reserves.

TABLE  5  FLORIDA  CANYON  MINE  RESERVES

                                      Tons     Grade   Ounces   Grade   Ounces
Area                                 000's    oz Au/t    Au    oz Ag/t    Ag
Florida Canyon Mine
  Proven  & Probable Reserves       23,874.1    0.016   374.4      NA        NA
  SUBTOTAL FLORIDA CANYON MINE      23,874.1    0.016   374.4      NA        NA

Standard Mine
  Proven & Probable Reserves        22,501.7    0.018   404.1     0.16  3,618.9
  SUBTOTAL STANDARD MINE            22,501.7    0.018   404.1     0.16  3,618.9

TOTAL PROVEN AND PROBABLE RESERVES  46,375.8    0.017   778.5     9.16  3,618.9

Note:     Mine  Development  Associates  located  at  210 South Rock Blvd., Reno
Nevada 89052 is an independent mining engineering company, and completed its review of our reserve estimates in February 2004.

     Florida Canyon Mine and Standard Mine Area Mineralized Material. The Florida Canyon Mine resources were modeled by our manager of exploration, with supporting work and input from our engineering and geology staff. In addition to a gold grade model, a geologic/mineralogic model was made to represent the extent of each alteration/lithologic group recognized at the Florida Canyon Mine.

     Grade population domains were used to restrict high-grade assays from smearing into lower grade domains. Domain boundaries that corresponded to each of the four gold composite populations were drawn on 20 feet spaced bench maps; these hard boundary polygons were used to code the drill composites and model blocks to each particular domain and constrain the estimate. We used a multi-pass technique to estimate block grades starting with measured resources and ending with inferred material. Block grades were estimated by a combination of ordinary kriging and inverse distance techniques.

     All of our mine pits have been developed from optimized pits based only on mineralized material. All of the pits are based on designed pit slopes with ramps, with the exception of the Star pit at our Standard Mine area. Most of our Standard Mine Area pits are side hill access, are not deep, and do not require an in-pit ramp system.

     Florida Canyon Mine Operations. The Florida Canyon Mine generally operates two 10-hour shifts per day, six days per week. Generally, several pits are mined at the same time. All equipment utilized at the Florida Canyon Mine is leased or owned, and is in good working condition. Ore grade material is transported to the run of mine heap or the crusher stockpile. The run of mine material generally grades between 0.006 and 0.018 ounces of gold per short ton (oz/ton), however, the actual cut off grade is dependent on rock and alteration type. This material is dumped on the pad by 85-ton to 150-ton trucks, then bulldozed prior to leaching. The higher-grade material is crushed to 80% passing 0.75 inch and transported to the pad by a radial stacking conveyor.

     Material is leached in three stages by drip systems, each applying 4,000 gallons per minute of leach solution to the heap. The first stage continues to leach older ore. The second stage may leach younger ore or run-of-mine materials. The third stage leaches the most recently crushed material on the pad. In this fashion, the grade of the leach solution builds as it travels through each stage. After the leach solution has traveled through all three stages, the solution is stored in the pregnant solution pond.

     The pregnant leach solution is processed by absorbing the gold in the leach solution onto activated carbon. This is completed in one of the four carbon absorption plants on the property, each with five leach tanks. After the carbon has absorbed sufficient gold, the carbon is transported to the stripping, regeneration, and refinery plant. The carbon is stripped and the concentrated gold solution is pumped through electrowinning cells, where the gold is plated onto cathodes and then refined into gold/silver dore bars. Most of the makeup water used for leaching comes from a geothermal source located near the plant site.

     The operation uses a six- month recovery cycle to model gold recovery for both run of mine and crushed materials. Table 6 shows the expected recovery for gold over the six-month period.

TABLE  6  FLORIDA  CANYON  MINE  HEAP  LEACH  RECOVERY  MODEL

                   CUMULATIVE
         CRUSHED     CRUSHED      ROM      CUMULATIVE
MONTH   RECOVERY    RECOVERY   RECOVERY   ROM RECOVERY
-----  -----------  ---------  ---------  -------------
  1          13.4%      13.4%       4.1%           4.1%
  2          22.1%      35.5%      19.3%          23.4%
  3          21.2%      56.7%      18.6%          42.0%
  4          13.1%      69.8%      11.4%          53.4%
  5           4.6%      74.4%       4.1%          57.5%

     Cutoff Grade Calculation. The internal cutoff grade calculation assumes the material is already inside an optimum pit and must be mined. The decision is where to send the material. If a profit can be made by processing the material rather than sending it to the waste dump then the material should be processed. The internal cutoff grade calculation removes the mining cost from the cutoff calculation. A $350 ounce gold price is used for the cutoff grade calculation. Set forth below are the cutoff grades used for the respective mines.

     For our Florida Canyon Mine two types of ore are processed. Higher grade material is sent to the crusher and after crushing is placed on the heap. The cutoff grade for this material ranges from 0.010 to 0.022 ounces of gold per short ton depending on location and type of rock. Material that is below this cutoff grade, but above a grade of 0.005 to 0.008 ounces of gold per short ton is sent to the heap without crushing, and termed run-of-mine (ROM) material.

     For our Standard Mine all material would be run of mine (ROM). The cutoff grade for this material ranges from 0.005 to 0.006 ounces of gold per short ton.

MONTANA  TUNNELS  MINE

     Our Montana Tunnels Mine, owned and operated by Montana, Inc., our wholly-owned subsidiary, is an open pit gold mine located approximately five miles west of Jefferson City, Montana, with gravity and flotation processing facilities. Operations at the Montana Tunnels Mine commenced in 1987.

     Location. The Montana Tunnels Mine is located about five miles west of Jefferson City, Montana. We are currently operating a 16,000-ton per day flotation plant (upgraded in 2003) and open pit mine at the deposit. The Montana Tunnels Mine operation is located in the historic "Wickes-Corbin" mining district. Our plan involves mining inside the current open pit to extract the remaining reserves. We have also studied alternates for future expansion including underground mining and rerouting a creek to allow the pit to expand to the northwest.

     Land Area. We own or lease an aggregate of 5,023.2 acres in fee and patented lands at the Montana Tunnels Mine. The property consists of 136 wholly or partially owned patented claims (2,345.14 acres), three patented leased claims (45.19 acres) expiring on March 19, 2004, and 2,632.87 acres of owned fee lands. All patented claims and fee lands have been surveyed. In addition, 213 unpatented claims are maintained (4,260 acres). We estimate that 90% of the unpatented claims have been surveyed. A number of claims outside the contiguous mining claims and fee land are isolated.

     Production. Production during 2003 was lower for the reasons stated below. Approximately 15% of its annual gold production in the form of dore, an unrefined material consisting of approximately 90% gold, which is then further refined. The remainder of the Montana Tunnels Mine's production is in the form of zinc-gold concentrate and a lead-gold concentrate. The concentrates are shipped to a smelter, and after smelting charges, we are paid for the metal content. The Montana Tunnels Mine was idle for approximately four months in 2002, while we removed waste rock at the Mine under our Phase I stripping program. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated Phase II stripping schedule to remove 10 million tons of material that slid off the southwest pit wall. We anticipate completing Phase II by mid-2004, which should provide a four-year mine life and a return to the historical gold production levels. We have all permits in place to complete this development.

     The following table sets forth annual production levels for gold, silver, lead and zinc at the Montana Tunnels Mine since 1999:

TABLE  7  MONTANA  TUNNELS  MINE  PRODUCTION  HISTORY

YEAR    MILLION    AU     OZ AU      AG      OZ AG    PB    TONS PB   ZN    TONS
          TONS   OZ AU/T           OZ AG/T   000'S     %     000'S     %     ZN
------  -------  ------  -------  -------  -------  -----  -------  -----  -----
1999      5,076  0.0173     88.0     0.22  1,120.2   0.20     10.2   0.62   31.3
2000      5,384  0.0143     77.0     0.37  2,003.7   0.17      9.4   0.47   25.5
2001      5,424  0.0168     91.2     0.28  1,510.9   0.18      9.9   0.55   30.1
2002      2,881  0.0156     44.9     0.24    685.6   0.17      4.9   0.47   13.5
2003      4,663  0.0156     72.7     0.21    979.2   0.20      9.3   0.44   20.5
Totals   23,428  0.0159    373.8     0.27  6,299.6   0.19     43.7   0.51  120.9

     Mining Claim Description. The Montana Tunnels Mine is located in Section 8 of Township 7 North, Range 4 West, while the permit boundary covers portions of
Section 4, 5, 8, 9, 15, 16, 17, and 20. Mining claims that cover the pit are listed in Table 8. About half of Section 8 lands are our owned fee lands.

TABLE  8  CLAIMS  COVERING  MONTANA  TUNNELS  MINE


PATENTED CLAIMS        MINERAL SURVEY  UNPATENTED CLAIMS
---------------------  --------------  -----------------
Geraldine C                      9184       MF 1
P.Q.C.                           9184       F 14
Montana                          9184       F 15
General Harris                   2038
Black Rock No. 2                 9184
Black Rock No. 3                 8940
D.E.D.                           9184
Placer                            258
Anna                             8940

     Agreements and Encumbrances. None of the Montana Tunnels Mine reserves are subject to royalties, but we do have three leased claims that contain mineralization which will be subject to a 4.5% net smelter return royalty if they are mined. The annual holding costs of Montana Tunnels Mine lands, exclusive of property taxes, total $47,150 as shown in Table 9.

TABLE  9  MONTANA,  INC.  LAND  HOLDING  COSTS


MONTH DUE                     LESSOR                           TYPE           $AMOUNT
------------  ---------------------------------------  ---------------------  -------
January       James Madison                            Easement               $ 5,000
March         MT Rail Link                             Lease Rental           $ 5,000
              Louis F. Hill/Fremont River Development  Advance Royalty        $10,300
August        U.S. Bureau of Land Management           Unpatented Claim Fees  $21,300
September     MT Department of Highways                Lease Rental           $   250
October       Fred L. Bell                             Water Use Agreement    $   300
November      Virginia & Pamela Bompart                Water Rights           $ 5,000
              Agreement
ANNUAL TOTAL                                                                  $47,150

     Mine equipment at the Montana Tunnels Mine is financed on an installment note purchase basis with Caterpillar Financial Services, Inc. ("CAT Financial"). The total initial purchase price of mine equipment was $15,265,256. As of February 29, 2004, the balance owed to CAT Financial was approximately $2.1 million.

     At December 31, 2003, the net book value of the Montana Tunnels Mine, determined in accordance with accounting principles generally accepted in the United States ("US GAAP"), and its associated plant, equipment and capitalized pre-stripping costs was approximately $17.8 million.

     Environmental Liabilities. In 1998, the citizens of Montana passed Initiative I-137, which banned cyanide leach mining of gold and silver. We believe Initiative I-137 will have minimal, if any, impact on our mine located in Montana. Although we use cyanide in our leaching processes, the cyanide is not used in a manner prohibited by Initiative I-137. In addition, we have a permit to utilize cyanide in our leaching process at our Diamond Hill Mine. As of the date hereof, we are not aware of any other state or local regulation that would have a material impact on our operations.

     In March 2002, the Montana Department of Environmental Quality approved a minor amendment to the operating permit for the Montana tunnels Mine that will allow expansion of the present pit to mine about 20 million tons of ore in our K-Pit, process and dispose of 20 million tons of tailings (waste materials removed from a mining circuit after separation of the valuable minerals), and mine and dispose of 30 million tons of waste rock. The permit allows raising the tailings embankment by about 40 feet, and mining the K-Pit. The permit boundary contains 2,116 acres with permitted disturbance totaling 1,176.4 acres. Our current tailings dam is permitted to accommodate tailings from the 19.6 million ton combined ore reserved from Pits K and L, which are currently scheduled to be mined out in the second quarter of 2006. Further, if we receive approval from the Montana Department of Environmental Quality of our expansion plans, we plan to renew a phased lifting of our tailings dam to accommodate processing of an additional 28.7 million ore tons which would result from such expansion plans.

     The bonding requirements for the Montana Tunnels Mine were met by the following bond instruments:

TYPE OF BONDING                                                PENAL SUM AS AT YEAR END
-----------------------------------------------------------  ---------------------------
                                                                 2002           2003
                                                             -------------  ------------
Partially secured surety bond issued by CNA pursuant to the
Term Bonding Agreement described immediately below:          $  14,987,688  $ 14,987,688
-----------------------------------------------------------  -------------  ------------
Cash bond posted directly with the State of Montana:                     0       128,697
-----------------------------------------------------------  -------------  ------------
Real estate bond posted directly with State of Montana:                  0       296,912
-----------------------------------------------------------  -------------  ------------
TOTAL REQUIREMENT MET:                                       $  14,987,688  $ 15,413,297
-----------------------------------------------------------  -------------  ------------

     National Fire Insurance Company of Hartford, a unit of Continental Casualty Company ("CNA"), provides $14,987,688 of the total reclamation bonding for the Montana Tunnels Mine plan of operations at a deferred bond premium cost of $14 per $1,000 of bonding under a Term Bonding Agreement dated as of August 1, 2002. Under that agreement: (i) CNA is committed to furnish $14,987,688 in bonding for a 15-year term ending July 31, 2017; (ii) Montana, Inc. has agreed to deposit $75,000 each month (to be adjusted periodically according to our sales price of gold) into a collateral trust account established for CNA's benefit to secure Montana Tunnel Mine's reimbursement obligations to CNA until the value of the collateral trust account is equal to the outstanding penal sum of the CNA bond;
(iii) Apollo Gold Corporation and Apollo Gold, Inc., have guaranteed Montana, Inc.'s obligations to CNA under the agreement; (iv) payment of premium is deferred without interest until the value of the collateral trust account equals the then-outstanding penal sum of the CNA bond; and (v) Montana, Inc. may terminate the agreement at any time by obtaining a release of the CNA bond either through posting a substitute bond with the State of Montana or otherwise, at which time all property held in the collateral trust account will revert to Montana, Inc.'s sole ownership. As of December 31, 2003, the collateral trust account held $1,827,981. As an incidental benefit, the Term Bonding Agreement also provides for an exploration surety bond with a penal sum of $53,186 to secure reclamation of exploration disturbances outside the Montana Tunnels Mine's permit boundary for the same 15-year term secured by the same collateral trust account.

     The $128,697 in cash bond posted directly with the State of Montana does not require payment of any fees. However, interest accrues on cash balances at a short-term rate established by the State of Montana from time to time.

     The $296,912 in real estate bonding is established by a bonding instrument recorded in the real estate records of Jefferson County, Montana. As of December 31, 2003, real property having an appraised value of approximately
$422,500 was encumbered in order to meet the $296,912 bonding requirement. There are no on-going fees associated with the posting of the real estate bond. The real estate bond is in substance a mortgage, creating a security interest in the encumbered properties, and does not interfere with ongoing beneficial use of the encumbered properties by Montana, Inc., or its lessees.

     Bonding requirements are subject to adjustment by the State of Montana for various reasons from time to time. As noted above, the bonding requirement for the Montana Tunnels Mine increased from $14,987,688 to $15,413,297 over the course of 2003. As of March 21, 2004, the bonding requirement is scheduled to increase to $15,888,955.

     The Environmental Management Bureau of the Montana Department of Environmental Quality is required to inspect the site twice each year for compliance, with a written report required for each visit. The Montana Department of Environmental Quality Air Quality Bureau is required to inspect the site a minimum of once per year to review emissions. Other environmental inspections completed by regulatory agencies over the past several years include hazardous waste compliance, Water Quality Bureau permit inspections, Nuclear Regulatory Commission inspection for nuclear gauges and the U.S. Bureau of Alcohol, Tobacco, and Firearms inspections for mining explosives. No material notices of violation or non-compliance have been received from any agency as the result of a site inspection.

     We have developed closure plans for the Montana Tunnels Mine and currently estimate the present value of the cost of closure, as of December 31, 2003, to total approximately $7.6 million, plus severance costs of approximately $1.5 million. We currently believe that cleanup of this site will commence during 2010.

     Montana Tunnels Mine Geology. The Montana Tunnels Mine deposit is hosted in the central part of the Montana Tunnels Mine diatreme, an upward-sloping passage forced through sedimentary rock by volcanic activity. The Montana Tunnels Mine diatreme is a heterolithic breccia, a conglomerate rock with sharp fragments, that is matrix-rich, characterized by a sand-size fragmented matrix of quartz latitic composition surrounding subangular to well-rounded fragments of Cretaceous Elkhorn Mountains Volcanics, Tertiary Lowland Creek Volcanics, and clasts derived from the Cretaceous Butte Quartz Monzonite pluton.

     There are two main zones of mineralization in the Montana Tunnels Mine: a central, pipe-like core of contiguous mineralization, and discontinuous zones of mineralization peripheral to the core deposit, termed fringe mineralization. The core of the deposit in plain view is oblong in shape and ranges from about
200 feet to 1000 feet in width, and from 1400 to 2000 feet in length, with a vertical extent of at least 2000 feet. The core zone strikes approximately N30 E and dips steeply (60 degrees to 80 degrees) to the northwest.

     Montana Tunnels Mine Drilling And Sampling. As of December 31, 2003, the Montana Tunnels Mine database contains 891 reverse circulation, rotary, core and blasthole drill holes, totaling 466,609 feet, that were drilled from the mid 1970s to the present by numerous mining and exploration companies. There are 48,279 drill sample intervals in the Montana Tunnels Mine database, each with gold, silver, lead, zinc, and calculated gold-equivalent values. The Montana Tunnels Mine drill hole database is summarized in Table 10:

TABLE  10  MONTANA  TUNNELS  MINE  DRILL  HOLE  DATABASE  SUMMARY

DRILL TYPE           NUMBER OF HOLES  FOOTAGE
-------------------  ---------------  -------
CORE                              95   63,184
REVERSE CIRCULATION              644  351,333
ROTARY                           140   51,372
BLASTHOLE                         12      720
-------------------  ---------------  -------
TOTAL                            891  466,609

     Gold is analyzed by fire assay methods with a duplicate assay for each sample. Silver, lead, and zinc are analyzed by atomic absorption spectroscopy with a duplicate analysis once every 24 samples and are standard analyzed once every 12 samples. The majority of drill samples are analyzed at our onsite laboratory. Comparison of gold fire assay check samples indicate high sample variance, though the average grade of the check sample datasets, as a whole, agreed closely. There is good correlation between silver, lead, and zinc duplicate samples.

     The Montana Tunnels Mine was idle for approximately four months in 2002, while we made preparations to begin the removal of waste rock at the mine. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that slid off the southwest pit wall. The K-Pit should be completed during the second quarter of 2004. In October 2003, a second waste stripping project ("Phase II") known as the L-Pit project was initiated, and we intend to pre-strip approximately 17 million tons of waste from the south and west high walls of the open pit after which the L-Pit will supply about three years of ore. The final designed expansion at this time is the M-Pit, based on a $350/oz gold price optimized pit.

     Montana Tunnels Mine Drill Hole Spacing. The Montana Tunnels Mine drill hole spacing is generally within the gold variogram range of 30 feet to 140 feet in the core. The core diatreme contains about 80% of the Montana Tunnels Mine Measured and Indicated Resources. The drill hole spacing in the fringe is generally wider than the variogram range of 50 feet to 170 feet. Measured mineralization is defined by those model blocks within one-half the variogram range from the nearest composite. About 57% of the model blocks above the 0.016 ounces AU EQ/T cutoff grade have the closest composite within one half of the variogram range. Indicated resources are model blocks with the closest composite within the average variogram range, which are about 43% of the model blocks above the 0.016 ounces AU EQ/T cutoff grade. Montana, Inc. considers material beyond the variogram range and within three times the variogram range to be inferred. We use an estimate of three times the variogram range because the core of the diatreme is generally known to almost always be mineralized.

     Montana  Tunnels  Mine  Reserves.  The  reserves  reported  for the Montana
Tunnels  Mine  deposit  conform  to  the  definitions  ascribed  by the Canadian
Institute of Mining, Metallurgy and Petroleum and guidelines adopted by CIM Council on August 20,2000 and the United States Securities Exchange Commission Industry Guide 7 definitions of Proven and Probable Reserves. The Montana Tunnels Mine reserves as of December 31, 2003 are made up of three pit expansions. The first expansion is the material remaining in the current pit expansion ("K22A"), which is scheduled to be mined out during the second quarter of 2004.

     The second pit expansion of the Montana Tunnels Mine reserves is the L8B pit expansion, resulting from a redesign of the current pit ramp system and steeper pit slopes below the 5,000 feet elevation. The initial waste stripping from this expansion is nearly completed and is scheduled to supply all of the mill feed material for the next three years, until the M2 Pit can supply the remaining ore.

     The third and potentially final pit phase is the M2 Pit. Mining permits have not been received for the M2 expansion; however, we have been in discussions regarding the expansion over the past two years and expect to apply for the necessary permits during the second quarter of 2004. A portion of the material contained in the low-grade stockpile is included in the reserve tabulation. Montana Tunnels Mine reserves as of December 31, 2003 are summarized in Table 11. The reserves were calculated using metal prices of $350/ounce gold, $5.50/ounce silver, $0.45/lb zinc, and $0.30/lb lead.

TABLE 11 MONTANA TUNNELS MINE RESERVES (1)

                            RESERVES                                             CONTAINED MATERIALS

  PIT                                TONS                                      GOLD     SILVER    TONS    TONS
 PHASE           CLASSIFICATION     000'S    OZ AU/T  OZ AG/T  % PB   % ZN   OZ 000'S  OZ 000'S    PB      ZN
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------
K22A            Proven              1,685.8    0.013    0.170  0.187  0.578      21.5     287.3   3,155    9,748
L8C             Proven             15,691.1    0.016    0.189  0.206  0.554     244.9   2,969.2  32,264   86,988
M2              Proven*
Mill Stockpile  Proven                138.0    0.011    0.150  0.200  0.480       1.5      20.7     276      662
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------

TOTAL           PROVEN             17,514.8    0.015    0.187  0.204  0.556     267.9   3,277.1  35,695   97,399
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------

K22A            Probable               24.1    0.018    0.178  0.208  0.642       0.4       4.3      50      155
L8C             Probable            1,413.9    0.015    0.259  0.172  0.439      21.3     365.7   2,436    6,206
M2              Probable*          15,893.7    0.017    0.237  0.171  0.585     263.8   3,766.3  27,112   93,049
M2              Probable            8,319.8    0.017    0.228  0.168  0.611     139.1   1,897.5  13,936   50,834
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------

TOTAL           PROBABLE           25,651.4    0.017    0.235  0.170  0.586     424.6   6,033.7  43,534  150,244
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------

TOTALS          PROVEN & PROBABLE  43,166.2    0.016    0.216  0.184  0.574     692.5   9,310.9  79,228  247,643
--------------  -----------------  --------  -------  -------  -----  -----  --------  --------  ------  -------

* note meets proven classificaion criteria, however lowered to probable classification since all permits have not yet been received


Note:     1.  Mine Development Associates, located at 210 South Rock Blvd., Reno
Nevada 89052, is an independent mining engineering company, and completed its review of our reserve estimates in February 2004.

     Montana Tunnels Mine Recovery Factors. The reserves stated for the Montana Tunnels Mine are an estimate of what can be economically and legally recovered from the mine, and as such, incorporate losses for dilution and mining recovery. Reconciliation with actual production indicates the reserve estimates have been accurately predicting the material mined. Some of the recovery factors for the Montana Tunnels Mine are the following:


                                Ending
Item                   Units    Value
                      --------  ------
Gold  Price           $/oz  Au  $  350
Silver  Price         $/oz  Ag  $ 5.50
Lead  Price           $/lb  Pb  $ 0.30
Zinc  Price           $/lb  Zn  $ 0.45
Recovery-Au    82.5%
Recovery-Ag    74.8%
Recovery-Pb    87.0%
Recovery-Zn    85.2%

     Montana Tunnels Mine Operations. Open pit mining at Montana Tunnels Mine is conducted with an equipment fleet either leased, owned or being purchased under installment notes. The equipment is in good working condition. The Montana Tunnels Mine operates two 12-hour shifts, seven days per week. Currently, mine production averages approximately 60,000 tons per day of ore and waste, of which 15,000 tons per day of ore is shipped to the crusher stockpile where it is loaded into the crusher hopper for size reduction before entering the plant. The plant uses a conventional flotation process to produce lead and zinc concentrates. Gold and silver are also recovered using a gravity circuit and refined at the plant to produce a dore. Flotation is a process used to concentrate the grade of the sulfide ore material to allow the economic shipment of higher grade material to a smelter. The flotation process uses chemicals that are added to the crushed and milled ore and waste slurry. The concentrate that is created rises to the surface and overflows while the waste material sinks to the bottom of a tank. The concentrate is collected and dried and then shipped to a smelter. The waste material is collected and becomes the tailing material usually deposited in the tailing impoundment at the mine site. Gravity concentration is a process used to separate materials that have significantly different densities. Gravity separation is especially useful with gold ore recovery since it is a very dense material. Several types of equipment and systems are used to separate material with different densities. In 2003, we upgraded the flotation mill by the installation of a new primary crusher and a modification to the grinding circuit. The objective of these upgrades is to increase our total ore throughput at the Montana Tunnels Mine from 425,000 tons to 475,000 tons per month.

Table 12 shows the plant recovery through December 31, 2003:

TABLE 12 PLANT RECOVERY - INCEPTION THROUGH YEAR END 2003

                                                                       AVERAGE
METAL  1995   1996   1997   1998   1999   2000   2001   2002   2003   RECOVERY
-----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ---------
AU     84.9%  84.0%  85.9%  84.1%  81.8%  77.4%  82.6%  81.0%  80.9%      82.5%
AG     75.6%  76.4%  80.7%  77.4%  76.0%  67.6%  73.2%  70.8%  75.8%      74.8%
PB     87.6%  89.7%  91.1%  90.1%  89.6%  79.8%  84.1%  85.1%  86.0%      87.0%
ZN     85.3%  85.7%  90.2%  89.7%  82.4%  78.5%  85.7%  86.0%  83.4%      85.2%
-----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ---------

     Table 13 shows the distribution and grades of metals in the concentrates and tailings for 2002 and 2003 at the Montana Tunnels Mine:

TABLE 13 MONTANA TUNNELS MINE PLANT PRODUCTION SUMMARY

                      GOLD          SILVER          LEAD           ZINC         TONS      GRADE     GRADE   GRADE   GRADE
                  DISTRIBUTION   DISTRIBUTION   DISTRIBUTION   DISTRIBUTION    PRODUCT    OZ AU/    OZ AG/   % PB   % ZN
                        %              %              %              %                     TON       TON
                  -------------  -------------  -------------  -------------  ---------  --------  --------  -----  -----
2002
Gravity                    10.9            0.2                                 363,761*  21,159.8   9,998.3
Lead Concentrate           54.1           45.3           70.2            5.0     13,777     3.057     66.50   48.7   9.46
Zinc Concentrate           12.4           22.1            9.6           73.5     36,550    0.0264     12.21   2.49  52.07
Tailings                   22.6           32.4           20.2           21.5  5,333,683    0.0032     0.120  0.035  0.102

2003
Gravity                   11.84            0.5                                 421,513*  18,740.5  10,261.0
Lead Concentrate          59.43          52.34          79.05           8.52     15,736     2.773     31.63  45.56  11.18
Zinc Concentrate           9.61          22.72           6.91          74.92     29,974    0.2357      7.18   2.09  51.58
Tailings                  19.12          24.24          14.04          16.56  4,649,238     0.003      0.05   0.03   0.07

*  grams  of  gravity  concentrate

     Gold and silver dore is shipped to Johnson Matthey in Salt Lake City, Utah for further refining, and our lead and zinc concentrates are shipped to Teck Cominco Metals Ltd. in British Columbia, Canada. The smelters that we use are in reasonable proximity to our mines; however, if we had to change smelters we could incur substantial additional transportation costs.

     Montana Tunnels Mine Cutoff Grade Calculation. Three products are made from the ore mined from our Montana Tunnels Mine: dore containing gold and silver recovered from a gravity circuit, a lead concentrate and a zinc concentrate. The concentrates are shipped to a smelter in Canada for smelting and refining. There is a transportation charge for shipping the concentrate to the smelter. The smelter charges a treatment charge per ton of concentrate for smelting, and a refining charge per unit of metal. In addition, the smelter does not recover all the metal in the concentrate and pays only for a portion of the contained metals. The metal prices, recovery, concentrate ratio and offsite costs are used to calculate ratios for each payable metal compared to an ounce of gold. For the Montana Tunnels Mine we use a historic formula to calculate equivalent gold values: Au Eq = Au + Ag/96.105 + Pb/194.707 + Zn/63.230.

DEVELOPMENT  AND  EXPLORATION  PROPERTIES

     We conduct exploration activities. Our exploration projects located in Canada are owned and operated by Apollo Gold Corporation, while our exploration projects located in the United States are generally owned and operated by Apollo Gold Exploration, Inc. We own or control patented and unpatented mining claims, fee land, and state and private leases in the United States and Canada. Our strategy regarding reserve replacement is to concentrate our efforts on: (1) existing operations where an infrastructure already exists; (2) other properties presently being developed; and (3) advanced-stage exploration properties that have been identified as having potential for additional discoveries. We are currently concentrating our activities at our Black Fox Mining Project (near the site of the former Glimmer Mine), the Pirate Gold Prospect and the Standard Mine Area. For the year ended December 31, 2003, we spent $1.61 million and $3.94 million on the exploration and development of the Standard Mine and Black Fox Project, respectively (both amounts of which have been capitalized for accounting purposes and we expensed $2.12 million); therefore, we have spent approximately $7.67 million on total exploration and development expenditures for the year ended December 31, 2003. Exploration expenditures for the years ended December 31, 2003, 2002 and 2001 were approximately $2,117,000, $451,000, and $94,000, respectively. The following discussion regarding our exploration activities contain estimates, attributes and other information regarding our properties; however, no assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals or other attributes of the properties will be realized.

BLACK  FOX  PROPERTY

     On September 9, 2002, we completed the acquisition of certain real estate and related assets of the Glimmer Mine from Exall Resources Limited ("Exall"), and Glimmer Resources Inc. ("Glimmer") (now known as our Black Fox Exploration Project or Black Fox). The Glimmer Mine was a former gold producer that ceased operations in May 2001 due to the low price of gold. We paid to Exall and Glimmer an aggregate purchase price consisting of $2 million in cash and an aggregate of 2,080,000 of our common shares. Pursuant to the terms of the acquisition, an additional $2,300,000 is payable to Exall and Glimmer at the time the Glimmer Mine reaches commercial production (defined to mean a minimum of 30 consecutive days of production with an average of 300 tonnes, or more, of output from the Glimmer Mine).

     Location. The Black Fox development project is located in the Kirkland Lake Mining District, approximately five miles east of Matheson and 40 miles east of Timmins, Ontario. Lake Abitibi is six miles northwest of the project site. The property encompasses over 1,200 acres within the Hislop and Beatty Townships. The majority of the property is private fee land.

     Geology. The Black Fox development project sits astride the Destor-Porcupine (DF) Fault System, which is a deep break in the Precambrian rocks of the Abitibi Greenstone Belt. This fault system hosts many of the deposits in the Timmins area. The system regionally strikes east-west and dips variably to the south. Black Fox lies on the southern limb of a large scale fold on a flexure in the DF Fault where the strike changes from east-west to southeast. Folded and altered basalts are the host rocks for mineralization.

Gold occurs as free gold in quartz veining and stockworks and in gold associated with pyrite.

     Targets. We purchased Black Fox as an advanced exploration project. We believe the potential for the property lies in new ore zones at depth and along strike of the Destor-Porcupine Trend. We are testing the potential of this property in several stages.

     We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. In September 2002, we completed the acquisition of certain assets known as our Black Fox Property from two unrelated third parties, Exall Resources Limited and Glimmer Resources, Inc. The Black Fox Property is located east of Timmins, Ontario. The first phase commenced in early 2003, and involved shallow drilling to test the open pit potential and deep drilling of core holes from 200 to 500 meters in depth. By the end of 2003, a total of 297 surface core holes had been completed for a total of 271,000 feet in these programs. Surface exploration was also started on the Black Fox Property, and the land package was increased from 805 acres to approximately 1,500 acres by the end of 2003.

     We have begun the second phase of our Black Fox project. The second phase will provide for the development of underground access for further exploratory drilling. We plan to develop an underground ramp from existing structures. We currently anticipate commencing the second phase of underground drilling in 2004. We also plan to begin the permitting process for the third phase of the Black Fox project, and anticipate that this process will require approximately two years, based on a plan for combined open pit and underground mine, with on-site milling, at a capacity of 1500 metric tons of ore per day. The third phase will include the construction of the mine and processing facilities, at an aggregate estimated cost of approximately $45.0 million.

     We met the bonding requirements established by the Province of Ontario for the Black Fox Project through the following bonding instruments:

TYPE OF BONDING                                         PENAL SUM AS AT YEAR END
-----------------------------------------------------  ----------------------------
                                                           2002           2003
                                                       ------------  --------------
Letter of Credit issued by TD Canada Trust secured by
pledged deposit account:                               Cdn $159,200  Cdn $489,200
-----------------------------------------------------  ------------  --------------
TOTAL BONDING REQUIREMENT MET:                         Cdn $159,200  Cdn $489,200
-----------------------------------------------------  ------------  --------------

     Our obligations to reimburse TD Canada Trust for any drawing under the letter of credit is secured by our maintenance of an amount equal to the amount available for drawing in a deposit account pledged to TD Canada Trust. We pay an annual letter of credit fee equal to 1% of the amount available for drawing. We earn interest on the deposit account at a rate established by TD Canada Trust from time to time.

     Black Fox Mine Drilling and Sampling. As of December 31, 2003, we had completed a total of 297 surface diamond drill holes totaling over 82,000 meters. Our drilling supplemented the 284 surface drill holes and 740 underground drill holes drilled by prior owners. Table 14 below summarizes the drill hole database.

TABLE 14 BLACK FOX PROJECT DRILL HOLE DATABASE

COMPANY   PERIOD     LOCATION    NUMBER  METERS
-------  ---------  -----------  ------  -------
Noranda  1989-1994  Surface         142   27,930
Exall    1995-1999  Surface         142   21,295
Exall    1996-2001  Underground     720   62,827
Apollo   2002-2003  Surface         296   82,895

Totals                            1,300  194,947

     Black Fox Reserves. The Black Fox Project reserves were developed by completing a pre-feasibility study of developing an open pit mine on the Black Fox property. This study did not consider underground mining as an option; this will be addressed in the final feasibility study.

     Pit optimization studies were completed using the following parameters for the deposit.

     -    Overburden mining cost - $US 1.00 per tonne of material;
     -    Rock mining cost - $US 1.25 per tonne of material;
     -    Processing cost - $US 9.00 per tonne ore;
     -    General and Administrative cost - $US 3.50 per tonne ore;
     -    Plant gold recovery - 96%;
     - Assume 50% of existing underground workings backfilled with material having a density of 2.0;
     -    Pit Slopes - 480 overall in rock with ramp; 19 degree overburden.

     The pit slopes were based on recommendations by Golder Associates for the rock portion of the pit. The overburden can be as thick as 40 meters in the area of the pit. Geotechnical testing has not been completed for the overburden materials, however a preliminary drilling program to gather samples has been completed. We believe the current estimate of a 3:1 slope (19 degree) in the alluvium is a reasonable assumption at this point of the study, however the recommended overburden pit slopes may be different after the geotechnical testing has been completed. In addition, the geotechnical parameters developed for the overburden could also impact the waste dump height, (currently 50 meters), overburden dump slope and height (currently 30 meters), and the tailings area storage capacity per square meter. Table 15 summarizes the results of pit optimization studies, which illustrates that the size of the ultimate pit does not change much between $300 and $375/oz gold prices, but does increase significantly at $400.

TABLE  15  BLACK  FOX  PROJECT  PIT  OPTIMIZATION

                    Mineralized Zones
Gold    ------------------------------------------    Backfilled     Alluvium   Total Waste          Total
Price   Cutoff Grade   Tonnes   Grade     Ounces      UG Workings     Tonnes       Tonnes    Strip     Pit
US/oz     g Au/t       (000')   g Au/t  Au (000's)  tonnes (000's)*   (000's)     (000's)     Ratio   tonnes
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------

400            1.00   3,576.8    4.22       485.5            348.6    9,908.3      51,035.2   14.3  54,612.0
400            1.10   3,326.9    4.46       477.0            348.6    9,908.3      51,285.1   15.4  54,612.0
400            1.27   2,971.5    4.85       463.5            348.6    9,908.3      51,640.5   17.4  54,612.0
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
375            1.00   2,901.0    4.38       408.5            256.4    7,409.6      35,030.9   12.1  37,931.9
375            1.10   2,713.0    4.61       402.2            256.4    7,409.6      35,218.9   13.0  37,931.9
375            1.27   2,442.6    4.99       391.9            256.4    7,409.6      35,489.4   14.5  37,931.9
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
350            1.00   2,843.3    4.42       404.3            249.9    7,314.8      34,485.0   12.1  37,328.3
350            1.10   2,660.1    4.66       398.1            249.9    7,314.8      34,668.2   13.0  37,328.3
350            1.27   2,397.8    5.03       388.2            249.9    7,314.8      34,930.4   14.6  37,328.3
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
300            1.00   2,632.8    4.57       386.6            232.9    6,669.1      31,409.9   11.9  34,042.7
300            1.10   2,467.0    4.80       381.0            232.9    6,669.1      31,575.7   12.8  34,042.7
300            1.27   2,231.4    5.19       372.0            232.9    6,669.1      31,811.4   14.3  34,042.7
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
250            1.00   1,044.2    6.01       201.7             31.4    3,053.7       9,753.0    9.3  10,797.2
250            1.10     996.2    6.25       200.1             31.4    3,053.7       9,801.0    9.8  10,797.2
250            1.27     925.3    6.63       197.4             31.4    3,053.7       9,872.0   10.7  10,797.2
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
200            1.00     821.8    6.55       173.0              8.2    2,320.2       6,971.3    8.5   7,793.1
200            1.10     786.6    6.79       171.8              8.2    2,320.2       7,006.5    8.9   7,793.1
200            1.27     734.5    7.19       169.8              8.2    2,320.2       7,058.6    9.6   7,793.1
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------
150            1.00     531.2    7.39       126.2              2.3    1,559.3       3,761.4    7.1   4,292.6
150            1.10     512.2    7.62       125.5              2.3    1,559.3       3,780.4    7.4   4,292.6
150            1.27     485.2    7.98       124.5              2.3    1,559.3       3,807.4    7.8   4,292.6
------  ------------  --------  ------  ----------  ---------------  ---------  ------------  -----  --------

* UG  tones  assumes   backfilled  @  2.0  specific  gravity
The  results  are shown at similar cutoff grades for comparative purposes only - At a $US 350/oz gold price a
1.27  g  Au/t  cutoff  is  used

     Following the pit optimization, a final pit and an initial pit were designed using the optimized pit shapes of the $400 and $200 optimized pits respectively as a templates for design. Table 16 illustrates the proven and probable reserves of the Black Fox Project available by open pit mining using the designed pits and a $350/oz gold price to establish the internal cutoff grade of 1.27 g Au/t.

TABLE  16  BLACK  FOX  PROJECT  PROVEN  AND  PROBABLE  RESERVES




                TONNES   GRADE   OUNCES AU     TONNES      STRIP
CLASSIFICATION   000'S   G AU/T    000'S    WASTE (000'S)  RATIO
--------------  -------  ------  ---------  -------------  -----

Proven          2,193.6    4.84      341.6
Probable          759.7    4.73      115.5
--------------  -------  ------  ---------

TOTALS          2,953.3    4.81      457.1       55,098.0  18.66
--------------  -------  ------  ---------  -------------  -----

Waste  includes  11.05  million  tones  of  Overburden

PIRATE  GOLD  PROSPECT

     The Pirate Gold Prospect is owned by Apollo Gold Exploration, Inc., and is one of our mineral exploration properties located in Nevada approximately 30 miles south of the Florida Canyon Mine. The Pirate Gold Prospect is located on the northern end of the Eugene Mountain range and the Mill City Mining District, Humboldt County, Nevada. It consists of 43 mining claims staked on U.S. Bureau of Land Management land. Both Pirate Gold Prospect and Florida Canyon Mine share a similar geologic setting. While no determination has been made, we believe that the Pirate Gold prospect may have the potential to contain many positive attributes. It shares many similar attributes with our Florida Canyon Mine, with the most prominent being amounts of visible gold. Intersecting faults and dikes have allowed the formation of very high-grade ore shoots.

     Pursuant to an assignment agreement made as of March 1, 2002 between Pirate Gold LLC, Winnemucca, Nevada ("Pirate Gold") and Nevoro, Nevoro was assigned all of Pirate Gold's right, title and interest in a mining lease (the "Mining Lease"), effective June 22, 2001, between Pronto Prospects LLC, Winnemucca, Nevada, as lessor and Pirate Gold as lessee. The Mining Lease has an initial term of 15 years, subject to renewal on a year-to-year basis so long as the lessee is engaged in commercial production. Commercial production is defined to mean that amount of production which, during the calendar year in which the initial term expires and each calendar year thereafter, results in payment to the lessor of production royalties at least equal to the advance minimum royalties payable in the year in question. We are required to pay advance minimum royalty payments of $10,000 on or before the Mining Lease's anniversary date in years 2 and 3, increasing to minimum advance royalty payments of $15,000 in years 4 through 15. Such minimum royalty payments are to be made in lieu of net smelter return royalties to guarantee minimum payment until commercial production commences. We are required to pay a net smelter return royalty based on the price of gold, from a low of 2.5% if the price of gold is less than or equal to $299 per ounce, increasing in increments of 0.5% for each $25 increase in the price of gold, up to a maximum net smelter return royalty of 5% (applicable when the price of gold exceeds $400 per ounce). In addition, we will be required to spend a minimum of $50,000 on exploration expenses in year 1; increasing to a minimum of $100,000 in years 2 through 4 and a minimum of $250,000 in years 5 through 15. Any expenditures of work in excess of the amount in any calendar year will be credited against the amount required to be performed in any subsequent year or years. Either party, without the consent of the other party, may assign the Mining Lease. In the event that we are in default in the performance of our obligations under the Mining Lease, the lessor has the option of forfeiting the Mining Lease, subject to our right to make corrective measures within 30 calendar days from the date we receive written notice.

     Location. The Pirate Gold Prospect is located on the northern end of the Eugene Mountain range and the Mill City Mining District, Humboldt Co., Nevada. It is located in T35N, R34E, Section 2l and T35N, R35E, Section 18. The prospect consists of 43 mining claims staked on U.S. Bureau of Land Management land.

     Geology. The claim block is made up of inerbedded phyllite, limestone and sandstone of the Triassic to Jurassic age Auld Lang Syne group. Bedding generally strikes northeast, with dips being variable. Quaternary alluvium covers most of the flat areas and the valley. High angle northeast and northwest trending faults transect the project area. In the southern part of the Eugene Mountains, near the Stank Mine, the Stank Fault occurs. It strikes northwest and is reported to dip at approximately 45 degrees to the southwest in underground exposures. It has been interpreted as being a thrust fault.

     Cretaceous age granodiorite intrudes the area. Stocks are visible in the southern portions of the Eugene Mountains, while further north in the project area dacite dikes are common. Diorite dikes of an unknown age are also present. Both types of dikes intruded along active faults, which have seen post intrusion movement. Silicification in the sediments adjacent to the dikes helped to heal the fault zone and make the sediments quite brittle. During subsequent fault movement, the silicification allowed the faults to stay open and form pathways for fluid migration. It appears that ore shoots occurred where northeast or northwest trending fault zones intersected the dikes.

     Gold occurs in veins that range in width from one to 20 feet. The gangue, or base rock in which the gold is found, is quartz and calcite, with multiple stages of mineralization being visible.

     This property has seen production in the past. Four tunnels access several small ore shoots. A small amount of development waste rock is all that exists in the dump of the lower adit. It appears that nearly all of the material mined in the upper three adits was direct shipping ore, as virtually no waste dump material exists. The upper adits access a stope which daylights to the surface. This stope is estimated to have an average width of 15 feet and to be 50 feet in both height and length. This would indicate that approximately 2,700 tons of high-grade material was removed. Abundant visible gold can still be panned from ore material remaining on the stope wall. It is estimated that this material would grade multiple ounces of gold per ton. There are a series of other similar stopes that have been mined but are not currently accessible. Recently, a second high-grade vein was exposed in a bulldozer cut, located approximately 500 feet east of the adits. This second vein indicates the likelihood of a series of subparallel mineralized veins in this area. Substantial specimens of free gold (gold nuggets found on the ground) from this site have been recovered by predecessor owners. Visible gold was also present in the upper portions of some of the larger mines near this property.

     Targets. We believe that the high-grade veins seen on the surface may be an indication of a much larger system at depth. The rocks exposed on the surface are phyllites. The phyllites could form bulk tonnage gold deposits if they were first silicified and then shattered. A low-angle intrusive would make an effective cap to the mineralizing fluids. Over-pressuring of the system and subsequent breakage of the cap would cause wide spread silicification and gold mineralization of the phyllites. Repeated brecciation, boiling and rehealing of the cap would form a large high-grade deposit. The high-grade veins at the surface would only be indications of the feeding structures at depth.

     An additional target would be where the faults that host the high-grade veins intersect other favorable rock types at depth. Massive sandy limestone units can be seen in the southern parts of the Eugene Mountains. These would be good host rocks for a replacement style ore body, if they can be traced to the project area. The strike and dip of these units indicate that they could be present at depth. As was noted previously, large, low angle thrust faults have been documented to occur in the southern part of the Eugene Mountains. These low-angle shears could very well be present below the surface in the project area. These faults were apparently open during the emplacement of the granodiorite dikes and could also have been intruded. Low-angle, sill-like, intrusions, have formed conduits and caps to mineralizing fluid migration in many of the larger gold districts in Nevada. Their presence would be a positive attribute to the property.

     We believe that the Pirate Gold Prospect either contains or has the potential to contain many favorable attributes. The presence of an abundance of visible gold may be indicative of a very active mineralized system at depth. The exposed phyllite host rocks are conducive to the formation of bonanza-type vein deposits. The proper traps and host rocks for large tonnage deposits also occur nearby. They could be projected to intersections with the high-grade feeder structures visible on the surface and possibly form large deposits at depth.

     An estimate of the ultimate values of these deposits can, at present, only be derived by considering known deposits in the area, such as the Sleeper Mine. There can be no assurance, however, that we will be able to locate or extract any material quantity of gold or other metals at the Pirate Gold Prospect, or that any mining activities at that site would be profitable. In 2003, we conducted 9,363 feet of reverse circulation drilling on the Pirate Gold
Prospect, and we currently anticipate another 10,000 feet of exploration drilling in 2004.

     Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. At December 31, 2003, we did not have any ore reserves for the Pirate Gold Prospect.

     The bonding requirements established by BLM for the Pirate Gold Project were met by Apollo Gold Exploration, Inc., through the following bond instruments:

TYPE OF BONDING                                              PENAL SUM AS AT YEAR END
---------------------------------------------------------  ---------------------------
                                                              2002          2003
---------------------------------------------------------  ----------  ---------------
Personal bond secured by pledge of certificate of deposit
account maintained with US Bank:                           $    2,500  $         2,500
---------------------------------------------------------  ----------  ---------------
Personal bond secured by irrevocable stand-by letter of
credit issued by Washington Mutual Bank:                            0            1,777
---------------------------------------------------------  ----------  ---------------
TOTAL BONDING REQUIREMENT MET:                             $    2,500  $         4,277
---------------------------------------------------------  ----------  ---------------

     We do not incur any fees in connection with the $2,500 US Bank pledged certificate of deposit account. We earn interest on the account at a rate established by US Bank from time to time. Our obligations to reimburse Washington Mutual Bank for any drawing under the letter of credit is secured by our maintenance of an amount equal to the amount available for drawing in a deposit account pledged to Washington Mutual Bank. We pay an annual letter of credit fee equal to 2% of the amount available for drawing. We earn interest on the deposit account at a rate established by Washington Mutual Bank from time to time.

NUGGET  FIELD  PROSPECT

     The Nugget Field Prospect is owned and operated by Apollo Gold Exploration, Inc. While no determination has been made, we believe that the Nugget Field Prospect could have the potential to contain many positive attributes.

     Location. Nugget Field is located approximately 30 miles southwest of the Pirate Gold Prospect, on the east side of the Majuba Mountains, within the Antelope mining district. Thirty-two lode mining claims have been located in T32N, R32E, Section 18.

     Geology. The rocks surrounding the Nugget Field are principally Triassic age slates and phyllites. Faults trending northeast and northwest have been documented to offset the sediments. Pre-tertiary age dacite and diorite dikes and sills have intruded the area. The project area is mostly covered by quaternary alluvium. The alluvium has been the host for abundant placer gold. The gold that has been historically recovered often still shows crystals and other delicate textures. It is apparent that the gold has traveled very little, if at all. The claim block lies on a paleo-shoreline of ancient Lake Lahontan, which was once a large body of water but is now nearly dried up. The gold was probably weathered from portions of the underlying rocks and deposited nearby. Large, massive, northeast trending quartz veins protrude through the alluvium and may be related to the gold. There is no way of estimating the total amount of placer gold taken from this area, due to its having been prospected on and off for the last 70 years.

     Targets. The source of the placer gold has never been found. The delicate nature of the gold indicates that it has not traveled far. We believe that the source is probably beneath the alluvium. The massive quartz veins may be related to nearby quartz, calcite and gold veins. These veins would have eroded faster than the bull quartz due to the carbonate content. The source of the placer gold could be found by projecting the intersections of the northeast and northwest trending faults with the dikes and sills that can be seen in the surrounding hillsides. Various types of electromagnetic geophysical methods could be used to further refine the potential targets.

     A second target would be the projection of the high-grade structural intersections deeper to more favorable host rocks. The phyllites tend to produce tighter more restricted ore bodies. The Triassic sediment package in this area generally contains a large amount of sandy limestone that can host large tonnage gold deposits. Higher grade, structurally controlled deposits are also possible.

     An estimate of the ultimate values of these deposits can, at present, only be derived by considering known deposits in the area. There can be no assurance, however, that we will be able to locate or extract any material quantity of gold or other metals at the Nugget Field Prospect, or that any mining activities at that site will be profitable. As of December 31, 2003, we had not completed any exploratory drilling on the Nugget Field Prospect. A decision when and if we drill will be made after further investigation, which includes sampling, of the property.

     Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. At December 31, 2003, we did not have any ore reserves for the Nugget Field Prospect.

     The bonding requirements for the Nugget Field Prospect established by BLM were met by Apollo Gold Exploration, Inc., through the following bond instruments:

TYPE OF BONDING                                           PENAL SUM AS AT YEAR END
-------------------------------------------------------  ---------------------------
                                                            2002          2003
-------------------------------------------------------  ---------------------------
Personal bond secured by irrevocable stand-by letter of
credit issued by Washington Mutual Bank:                 $        0  $         7,336
-------------------------------------------------------  ----------  ---------------
TOTAL BONDING REQUIREMENT MET:                           $        0  $         7,336
-------------------------------------------------------  ----------  ---------------

     Our obligation to reimburse Washington Mutual Bank for any drawing under the letter of credit is secured by our maintenance of an amount equal to the amount available for drawing in a deposit account pledged to Washington Mutual Bank. We pay an annual letter of credit fee equal to 2% of the amount available for drawing. We earn interest on the deposit account at a rate established by Washington Mutual Bank from time to time.

DIAMOND  HILL

     Diamond Hill, an underground gold mine, is owned and maintained by Montana, Inc.

     Since production commenced in 1996, Diamond Hill has mined over 775,000 tons of ore at an average grade of 0.233 ounces per ton gold. During 1998, Diamond Hill achieved an annual production of over 240,000 tons. Operations ceased in 2000.

     Location. Diamond Hill is located approximately 28 miles southeast of Helena, Montana, in Broadwater County and on the east flank of the Elkhorn Mountains, within the Hassel Mining District.

     Geology. Diamond Hill covers over 2,590 acres of patented and unpatented claims. We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty. We also have 50% ownership of four additional patented claims, which are peripheral to the main land package. As of December 31, 2003, we hold 103 unpatented claims and lease 19 unpatented claims. The current mine permit covers 270 acres with most of the disturbance within a 27-acre area.

     The Diamond Hill ore bodies and mine workings are in solid unfractured rock and accordingly are amenable to low cost sublevel open stoping methods. Ore was transported to the Montana Tunnels mill facility by truck. There it was processed in a separate circuit designed for Diamond Hill ore. Most gold was recovered into a high grade pyrite concentrate and sold to Japanese smelters.

     The mine is located in volcanic rocks adjacent to the Boulder Batholith, a dominant igneous intrusion that also hosts the famous Butte Copper mining district. The deposit is classed as a skarn hosted sulfide deposit where the predominant ore mineralogy is gold associated with pyrite and lesser other metal sulfides.

     Target. Diamond Hill is currently on a standby care-and-maintenance basis. Although it is fully permitted to allow resumption of production, return of the mine to production would depend upon the success in finding additional ore. No exploration effort is currently planned.

     An estimate of the ultimate values of these deposits can, at present, only be derived by considering known deposits in the area. There can be no assurance, however, that we will be able to locate or extract any material quantity of gold or other metals at the Diamond Hill Mine, or that any mining activities at that site would be profitable. In 2003, we did not conduct any exploration drilling on Diamond Hill. We are actively seeking to find a joint venture participant to share the risks of future activities or to divest the Diamond Hill Project.
There  can  be  no  assurance  that  those  efforts  will  be  successful.

     Substantial expenditures are required to establish ore reserves through drilling and to determine metallurgical processes to extract the metals from the ore. At December 31, 2003, we did not have any ore reserves for Diamond Hill.

     Montana, Inc. met the bonding requirements for the Diamond Hill Project established by the State of Montana through the following bonding instruments:

TYPE OF BONDING                                               PENAL SUM AS AT YEAR END
----------------------------------------------------------  ---------------------------
                                                               2002          2003
----------------------------------------------------------  ---------------------------
Savings Certificate Assignment with respect to certificate
of deposit maintained with US Bank:                         $  622,512  $       622,512
----------------------------------------------------------  ----------  ---------------
TOTAL BONDING REQUIREMENT MET:                              $  622,512  $       622,512
----------------------------------------------------------  ----------  ---------------

     We do not incur any fees in connection with the US Bank Savings Certificate Assignment. We earn interest on the deposit account at a rate established by U.S. Bank from time to time.

STANDARD  MINE  AREA

     The Standard Mine Area is discussed above in the Florida Canyon Mine section. Historically, the Standard Mine Area has been operated in conjunction with the Florida Canyon Mine. In view of the relatively advanced stage of exploration and the geographical separation from the Florida Canyon Mine, we transferred the Standard Mine Area into one of our wholly-owned subsidiaries, Standard Gold Mining, Inc. so that we may maintain it as a separate operation. In addition, we anticipate transferring other Florida, Inc. assets that need additional exploration to our exploration subsidiary, Apollo Gold Exploration, Inc. We are presently conducting development activities at the Standard Mine Area. In March 2003, we applied to the Nevada Environmental Protection Bureau of Mining Regulation and Reclamation Division for permits for the Standard Mine Area. The permits would allow us to mine up to 25 million tons of ore and would allow mining, mineral processing, reclamation and related activities. Until such permits are approved, we may not conduct such operations at the Standard Mine Area.

     Buffalo Canyon consists of approximately 480 acres and is located immediately south and is contiguous to the Standard Mine Area in Humboldt County, Nevada. Buffalo Canyon is located on new property acquired by us in 2003 and added to our Standard Mine land package. We completed the Phase 1 drilling program (a total of 5,040 feet of reverse circulation drilling in 13 holes) at the Buffalo Canyon in December 2003.

     Buffalo Canyon has a northern target, eastern target and southern target. We believe the most favorable area for mining is the northern target based upon a preliminary sectional model. In addition, the northern target returned favorable drilling results and we intend to initiate additional drilling in the future. Results from the eastern target were not as favorable and initial drilling in this area is not high-priority based on our present understanding of controls on mineralization. Results from the central target warrant no further drilling in this area.

WILLOW  CREEK

     Willow Creek is located in the east range of Pershing County, Nevada. Our unpatented claims are located in an area of significant placer mining and limited high grade underground production. Geologic mapping, sampling and target definition is planned in 2004 for this new exploration project.

REGULATION  OF  MINING  ACTIVITY

     Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. MSHA directives have had no material adverse impact on our results of operations or financial condition and we believe that we are substantially in compliance with the regulations promulgated by MSHA.

     All of our exploration, development and production activities in the United States and Canada are subject to regulation by governmental agencies under one or more of the various environmental laws including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act ("ESA"), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. We believe that we are in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for our activities. These permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how we conduct many aspects of our business, our management does not believe that they have a material adverse effect on our results of operations or financial condition at this time. Our projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, our operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. We believe that adequate provision has been made for disposal of mine waste and mill tailings at all of our operating and non operating properties in a manner that complies with current federal, state and provincial environmental requirements.

     Environmental laws and regulations may also have an indirect impact on us, such as increased cost for electricity. Charges by smelters to which we sell our metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to us was significantly reduced because of environmental requirements or otherwise, it is possible that our operations could be adversely affected. See "Risk Factors - We Face Substantial Government Regulation and Environmental Risks."

LEGISLATION

     From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. Legislation previously introduced in Congress would have changed the current patent procedures, imposed certain royalties on production and enacted new reclamation, environmental controls and restoration requirements with respect to mining activities on federal lands. Although a majority of our existing mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral resources on federal lands. See "Risk Factors - We Face Substantial Government Regulation."

     Our Canadian mining operations and exploration activities are subject to extensive federal, provincial, state and local laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health and safety, mine safety and other matters. Compliance with such laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating and closing mines and other facilities. Such laws and regulations are subject to change and any amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation or interpretation thereof could have a material adverse impact on us, cause a reduction in levels of production and delay or prevent the development of new mining properties.

EMPLOYEES

     As of March 15, 2004, we employed approximately 455 full time permanent employees at our operations in the United States and Canada. None of our employees are members of a labor union. Of these employees, approximately 440 are employed in mining operations, 10 in management and 5 in administrative functions. As of March 15, 2004, the Florida Canyon Mine and the Montana Tunnels Mine employed approximately 185 and 253 full time non-unionized employees, respectively. We believe that relations with our employees are good.

FACILITIES

     Our mineral properties are described above. Our executive corporate office is located at 4601 DTC Boulevard, Suite 750, Denver, Colorado 80237-2571. Our registered office is located at Suite 300, 204 Black Street, Whitehorse, Yukon
Territory, Canada Y1A 2M9. We lease a portion of the building used for our executive corporate offices. We believe that our existing facilities are sufficient for our intended purposes.

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

     RISKS  RELATING  TO  OUR  OPERATIONS

     WE ARE THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We were formed as a result of a merger of two separate companies, Nevoro and Pursuit, in June 2002, and to date have only six fiscal quarters of combined operations. While both Nevoro's wholly-owned subsidiary, Apollo Gold, Inc., and Pursuit had a prior operating history, we have only a limited operating history as a combined company, upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations. Pursuit had net losses of $454,000, $420,0000 and $1,535,000 for the respective years ended December 31, 2001, 2000 and 1999. The operations of Apollo Gold, Inc. were profitable in 2001, prior to the Plan of Arrangement. For the year ended December 31, 2003 we had a loss of approximately $2,186,000 and for the year ended December 31, 2002 we had a loss of approximately $3,051,000.

     You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to integrate our operations and eliminate duplicative costs. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

     WE MAY BE INVOLVED IN ONGOING LITIGATION THAT MAY ADVERSELY AFFECT US FROM TIME TO TIME.

     We are engaged in litigation from time to time. On May 29, 2003 we successfully defended Safeco Insurance Company of America's ("Safeco's") appeal involving a mining reclamation bond in the amount of $16,936,130 issued by Safeco. The purpose of the bond is to provide financial guarantees to the United States Government to ensure that our Florida Canyon Mine in Pershing County, Nevada, will be reclaimed in the event we fail to do so. The provision of such financial guarantee is a condition of our operating permit. Loss of the litigation would have required us to find replacement bonding in a material amount. If any future claims result in a judgment against us or are settled on unfavorable terms, our results of operations, financial condition and cash flows could be materially adversely affected. We are not engaged in any material litigation at this time. See "Legal Proceedings."

     WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

     We are currently dependent upon the ability and experience of R. David Russell, our President and Chief Executive Officer; R. Llee Chapman, our Vice President-Finance, Chief Financial Officer, Treasurer and Controller; Richard F. Nanna, our Vice President-Exploration; David K. Young, our Vice President-Business Development; Donald W. Vagstad, our Vice President-Legal, General Counsel and Secretary; Wade Bristol, our Vice President-United States Operations; Melvyn Williams, our Senior Vice President-Finance and Corporate Development; and Donald O. Miller, our Vice President-Human Resources and Administration. There can be no assurance that we will be able to retain any or all of such officers. We currently do not carry key person insurance on any of these individuals, and the loss of one or more of them could have a material adverse effect on our operations. We have entered into employment agreements with each of Messrs. Russell, Chapman, Nanna, Young, Vagstad and Bristol which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements). We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations.

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

     -    production  and  cost  levels  in  major  gold-producing  regions; and

     - rapid short-term changes in supply and demand because of speculative or hedging activities;

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

     The current demand for, and supply of, gold also affects gold prices. The supply of gold consists of a combination of new production from mining and of existing stocks of bullion held by government central banks, public and private financial institutions, industrial organizations and private individuals. As the amounts produced by all producers in any single year constitute a small portion of the total potential supply of gold, normal variations in current production do not usually have a significant impact on the supply of gold or on its price. Mobilization of gold stocks held by central banks through lending and official sales may have a significant adverse impact on the gold price. If revenue from gold sales decline for a substantial period below the cost of production at any or all of our operations, we could be required to reduce our reserves and make a determination that it is not economically feasible to continue either the commercial production at any or all of our current operations or the exploration at some or all of our current projects.

     Price volatility also appears in the silver, zinc and lead markets. In particular, our Montana Tunnels Mine has historically produced approximately 45 million pounds of these metals annually, and therefore we are subject to factors such as world economic forces and supply and demand.

     All of the above factors are beyond our control and are impossible for us to predict. If the market prices for these metals fall below our costs to produce them for a sustained period of time, we will experience additional losses and may have to discontinue exploration and/or mining at one or more of our properties.

     On March 15, 2004, the closing prices for gold, silver, zinc and lead were $398.10 per ounce, $7.10 per ounce, $0.50 per pound and $0.406 per pound, respectively.

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

     Declines in the market price of metals, as well as increased production, capital costs and reduced recovery rates, may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the exploration of new projects, increased net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

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

     Exploration projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors, including:

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

     WE ARE DEPENDENT UPON OUR MINING PROPERTIES.

     All of our revenues are currently derived from our mining and milling operations at the Montana Tunnels Mine and Florida Canyon Mine, which are low grade mines. If operations at either of these mines or at any of our processing facilities are reduced, interrupted or curtailed, as a result of natural phenomena, equipment malfunction or otherwise, our ability to generate future revenues and profits could be materially adversely affected.

     POSSIBLE HEDGING ACTIVITIES COULD EXPOSE US TO LOSSES.

     We have entered into hedging contracts for gold in the aggregate amount of 100,000 ounces involving the use of put and call options. The contracts give the holder the right to buy and us the right to sell stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005, with a put option of $295 per ounce and a call option of $345 per ounce. As at February 29, 2004, 72,280 ounces remained outstanding on these contracts. In the future, we may enter into additional hedging contracts that may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments. See "Selected Financial Information
-  Hedging  Activities."

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

     Some of our partially owned properties are located in historic mining districts with past production and abandoned mines. The major historical mine workings and processing facilities owned (wholly or partially) by us are being targeted by the Montana Department of Environmental Quality ("MDEQ") for publicly-funded cleanup, which reduces our exposure to financial liability. We are participating with the MDEQ under Voluntary Cleanup Plans on those sites. Our cleanup responsibilities have been completed at the Corbin Flats ("CECRA") Facility and at the Gregory Mine site, both located in Jefferson County, Montana, under programs involving cooperative efforts with the MDEQ. The Corbin Flats CECRA Facility was the MDEQ's number one priority site in Jefferson County targeted for cleanup under the Montana Comprehensive Environmental Cleanup and Responsibility Act ("CECRA"). The MDEQ has reimbursed us for more than half of our cleanup costs at the Corbin Flats CECRA Facility under two Montana State public environmental cleanup funding programs. MDEQ has completed remediation of the Washington Mine site at public expense under the Surface Mining Control and reclamation Act of 1977 ("SMCRA"). In February 2004 we consented to MDEQ's entry onto the portion of the Washington Mine site owned by us to undertake publically-funded remediation under SMCRA. In March, 2004, we entered into a definitive written settlement agreement with MDEQ and the BLM under which MDEQ will conduct publicly-funded remediation of the Wickes Smelter site under SMCRA and will grant us a site release in exchange for our donation of the portion of the site owned by us to BLM for use as a waste repository. However, there can be no assurance that we will continue to resolve disputed liability for historical mine and ore processing facility waste sites on such favorable terms in the future. We remain exposed to liability, or assertions of liability that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

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

     WE  ARE  SUBJECT  TO  ENVIRONMENTAL  RISKS.

     Environmental Liability. We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

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

     -    slope  failures  and  landslides;  and

     - flooding and periodic interruptions due to inclement or hazardous weather conditions.

     Such  risks  could  result  in:

     - damage to or destruction of mineral properties or producing facilities;

     -    personal  injury  or  death;

     -    environmental  damage;

     -    delays  in  mining;

     -    monetary  losses;  and

     -    legal  liability.

     For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain this insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive for us and other companies in our industry, and, therefore, we do not maintain environmental insurance. Recently we have experienced several slides at our Montana Tunnels Mine that has affected our milling operations causing us to lose valuable production time and consequently reducing our revenues. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend operations or enter into other interim compliance measures.

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

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

     -    the  nature  and  availability  of  financing;  and

     -    project  risks.

     See "Risk Factors" for a description of these factors. Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this Annual Report on Form 10-K. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM  3.  LEGAL  PROCEEDINGS

SAFECO  LITIGATION

     We have successfully defended an appeal following litigation involving a mining reclamation bond in the amount of $16,936,130 (the "Bond") issued by Safeco Insurance Company of America ("Safeco").

     The purpose of the bond is to provide financial guarantees to the United States to ensure that our Florida Canyon Mine in Pershing County, Nevada, will be reclaimed in the event we fail to do so. The provision of such financial guarantee is a condition of our operating permit. Loss of the litigation would require us to find replacement bonding in a material amount.

     During the bankruptcy proceedings of Pegasus Gold Corporation, Safeco stated that it intended to cancel our bond at its first opportunity and suggested that its obligations for post-cancellation coverage would be exonerated if we continued to mine after cancellation. By letter dated May 12, 1999, Safeco cancelled the bond. On May 13, 1999, Safeco filed an action in the United States District Court for the Western District of Washington, Safeco Insurance Company of America v. Florida Canyon Mining, Inc., Case No. C99 0766Z, seeking a declaration that it was entitled to cancel the bond and that its post-cancellation coverage obligations do not extend to post-cancellation disturbances.

     On June 21, 1999, we answered Safeco's complaint and asserted a counterclaim against Safeco for declaratory judgment, anticipatory breach of contract, and breach of the surety's duty of good faith, based on Safeco's wrongful disclaimer of its post-cancellation obligations. On July 6, 1999, we moved to transfer the action from the Western District of Washington to the District of Nevada and for an expedited, partial summary judgment that the Bond remains in full force and effect after cancellation as to all areas disturbed prior to the effective date of cancellation. Our motion to transfer the action to the District of Nevada was granted on August 2, 1999.

     On August 10, 1999, the United States District Court for the District of Nevada granted partial summary judgment in favor of us on Count I of our counterclaim, holding that the Bond "shall remain in full force and effect as to all areas disturbed within the plan of operations prior to the effective date of cancellation," that the Bond's language "encompasses further disturbances to previously disturbed areas within the plan of operations which may occur after the effective date of cancellation," and that "SAFECO's liability shall continue irrespective of continued mining activities, after the effective date of cancellation, within the areas of the plan of operations disturbed prior to the effective date of cancellation." The Court denied our prayers for damages and attorney's fees against Safeco. The Court also consolidated the transferred action with a related case that had been filed against Safeco on July 2, 1999, by the United States and the State of Nevada, United States et al. v. Safeco Insurance Company of America, CV-N-99-00361-DWH (PHA). On August 30, 1999, Safeco moved for reconsideration of the order granting our partial motion for summary judgment. On August 14, 2000, the court denied Safeco's motion.

     By stipulation entered by the Court on February 15, 2002, we agreed with the United States, State of Nevada and Safeco as to the area of the Florida Canyon Mine disturbed as of August 15, 1999. That stipulation resolved the last substantive issue in dispute in the litigation.

     Following the stipulation, the parties negotiated the form of final judgment implementing the August 10, 1999, summary judgment order, the August 14, 2000, reconsideration denial order, and the February 15, 2002, area-disturbed stipulation. The Court entered final judgment in the form requested by the parties on March 8, 2002.

     Safeco filed a notice of appeal from the final judgment and all underlying orders. On May 12, 2003 the Ninth Circuit Court of Appeals heard oral arguments of Safeco's appeal and underlying orders, and on May 29, 2003, a not for publication memorandum decision was delivered by a three-judge panel affirming the U.S. District Court judgment in our favor. Safeco did not file any notice of appeal, and the period within which further appeal was permitted has lapsed. Accordingly, the judgment of the District Court has become final.

     We did not appeal the court's denial of our prayers for damages and attorneys' fees against Safeco, and we do not expect otherwise to recover any damages, litigation costs, or attorneys' fees from Safeco. Safeco's future intentions with respect to the cancelled Safeco bond are not known.

     At the time Safeco cancelled the Bond, Safeco also cancelled a similar reclamation surety bond in the amount of $520,000 issued by Safeco, as surety, on behalf of the former Diamond Hill, Inc., (a wholly-owned subsidiary of Apollo Gold, Inc.), as principal, payable to the State of Montana, as beneficiary, to secure Diamond Hill, Inc.'s reclamation obligations at Diamond Hill, Inc.'s mine located in Broadwater County, Montana (the "Diamond Hill, Inc. Bond"). During 2001, following a protracted series of litigation proceedings brought, variously, by Safeco, Diamond Hill, Inc., the United States, and the State of Montana, before, variously, four different courts located in the States of Washington and Montana, all issues were resolved by settlement agreement and all legal proceedings were dismissed with prejudice. The settlement did not result in any net loss of Safeco-furnished bonding for our subsidiaries as a whole nor any other material loss or expense. As a part of the settlement, Diamond Hill, Inc. waived recovery of any damages, litigation costs, or attorneys' fees from Safeco in connection with the Diamond Hill, Inc. Bond.

STATE OF MONTANA, DEPARTMENT OF ENVIRONMENTAL QUALITY CLAIMS PROCEEDINGS RELATED TO ENVIRONMENTAL MATTERS.

     On or about August 3, 1998, during the course of Montana, Inc.'s Bankruptcy Proceedings, the State of Montana, Department of Environmental Quality ("MDEQ") filed several Proofs of Claim alleging that Montana, Inc. owed compliance obligations to the State of Montana relating to several mining sites and alleging, among other things, that Montana, Inc. had a general obligation to continue to pay permit and license fees as they become due post-petition and to continue to comply with all federal and state environmental statutes and regulations governing operations. Montana, Inc. filed timely objections to the MDEQ Proofs of Claim, and hearings on the MDEQ Proofs of Claim were held under the Bankruptcy Courts Local Rule 3007, during which MDEQ and the Debtors stipulated on the record of the hearing that determination of the merits of the MDEQ Proofs of Claim should be determined after the confirmation hearing and further negotiations and that the claims proceedings on all MDEQ Proofs of Claim were to be taken off calendar without prejudice to be reset for hearing at a date to be determined after confirmation proceedings on the Continuing Companies Plan. Montana, Inc. and MDEQ have been in negotiations aimed at resolving the MDEQ Proofs of Claim since November 23, 1998, and no further claims proceedings in the Bankruptcy Court have been initiated by either party with respect to MDEQs Proofs of Claim or Montana, Inc.'s objections. Montana, Inc.'s Plan of Reorganization was confirmed and became effective on February 5, 1999. On September 28, 2000, the Bankruptcy Court entered a Final Decree closing the
Montana, Inc. Bankruptcy Case but expressly reserving the Bankruptcy Courts jurisdiction over the pending MDEQ Proofs of Claim.

     Montana, Inc. believes that MDEQ's recovery of remediation costs as an allowed administrative claim payable in cash (or as a post effective-date claim not impacted by the plan of reorganization or bankruptcy laws at all), if any, would be limited under applicable laws to remediation expenses involving property owned by Montana, Inc. on or after January 16, 1998. Montana, Inc. is not aware of any insurance polices that would respond to the MDEQ's environmental claims and has not tendered its defense to any insurer at this time. Montana, Inc. and MDEQ have made progress in negotiating resolutions of MDEQ's environmental claims outside of judicial proceedings.

     By settlement agreement dated August 14, 2001, Montana, Inc., and MDEQ reached agreement on the Corbin Flats CECRA Facility site located in Jefferson County, Montana, which is partially owned by Montana, Inc., and was contaminated by 19th and early 20th Century ore processing wastes. Montana, Inc., has completed its remediation obligations under the settlement agreement, has received reimbursements from public funds in excess of 50% of the costs incurred, and has posted a cash bond in the amount of $30,591 with MDEQ to secure its on-going site operation, maintenance and monitoring obligations under the settlement agreement. Pursuant to the settlement agreement, MDEQ has formally withdrawn that part of its Proofs of Claim that relate to the Corbin Flats CECRA Facility site.

     By settlement agreement dated September 10, 2001, Montana, Inc., and MDEQ also reached agreement on the Gregory Mine SMCRA site located in Jefferson County, Montana, which is partially owned by Montana, Inc., and was contaminated by 19th and early 20th Century mine tailing wastes. Under the agreement, Montana, Inc., furnished in-kind remediation services to MDEQ, and MDEQ conducted remediation at public expense under the Surface Mining Control and Reclamation Act of 1977 ("SMCRA"). Montana, Inc. has completed its obligations under the agreement and has received a site release from MDEQ.

     By instrument dated February 13, 2004, Montana, Inc. has consented to MDEQ's entry onto that part of the Washington Mine SMCRA site owned by it to permit MDEQ to conduct remediation at public expense under SMCRA. The site is located in Jefferson County, Montana, is contaminated by 19th and early 20th Century mine tailings, and is partially owned by Montana, Inc. Montana, Inc. has not agreed to make any payment or to perform any further services in connection with MDEQ's remediation and has not received a site release.

     By settlement agreement dated March 12, 2004, Montana, Inc., MDEQ, and BLM have reached agreement on the Wickes Smelter SMCRA site located in Jefferson County, Montana, which is partially owned by Montana, Inc., and is contaminated by 19th and early 20th Century smelter wastes. Under the agreement, Montana, Inc., will transfer title to the portion of the site it owns to BLM, MDEQ will perform remediation at public expense under SMCRA, Montana, Inc. will receive a site release, and MDEQ will join in a motion providing for withdrawal of that part of MDEQ's Proofs of Claim that relate to the Wickes Smelter SMCRA site.

     MDEQ and Montana, Inc. have not reached any agreement with respect to the Jefferson City Yards site referred to in MDEQ's Proofs of Claim: a site located in Jefferson County, Montana, which MDEQ believes is contaminated by ore processing waste originating from the Corbin Flats CECRA site. Montana, Inc. has no record of ever having owned any part of the Jefferson City Yards site. The Jefferson City Yards site is the only site specifically referred to in the MDEQ Proofs of Claim that has not yet been addressed.

     MDEQ and Montana, Inc. are continuing discussions aimed at resolution of the portion of MDEQ's Proofs of Claim that has not already been withdrawn. There can be no assurance that Montana, Inc. will continue to have success in negotiating favorable settlements of the outstanding portion of MDEQ Proofs of Claim not already withdrawn by MDEQ.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.


                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares have been traded on the American Stock Exchange under the trading symbol "AGT" since August 26, 2003.

     Prior to August 26, 2003 and the Plan of Arrangement, our common shares were listed on the Toronto Stock Exchange in Canada under the symbol "IPJ". On July 3, 2002, we continued trading on the Toronto Stock Exchange under our new name, Apollo Gold Corporation, and with a new ticker symbol, APG.U, until August 2, 2002, when it became APG. Quarterly high and low share prices, based on the American Stock Exchange and Toronto Stock Exchange composite transactions, are shown below (figures in brackets ( ) represent Canadian dollar equivalents):

      American  Stock  Exchange
      -------------------------
Year  Quarter   High    Low
----  --------  -----  -----
2003  Fourth    $2.64  $1.40
      Third(1)  $1.97  $1.58

(1)  August 26, 2003 through September 30, 2003.

                         Toronto  Stock  Exchange
                         ------------------------
Year     Quarter           High                  Low
------  ----------  -------------------  -------------------
2003    Fourth      $  2.60  (Cdn$3.42)  $1.40    (Cdn$1.85)
        Third       $  1.98  (Cdn$2.73)  $1.63    (Cdn$2.20)
        Second      $  2.34  (Cdn$3.45)  $1.66    (Cdn$2.25)
        First       $  2.75  (Cdn$4.20)  $1.81    (Cdn$2.81)

2002    Fourth      $  2.28  (Cdn$3.60)  $1.15    (Cdn$1.81)
        Third       $  2.61  (Cdn$4.00)  $0.88    (Cdn$1.40)
        Second      $  0.21  (Cdn$0.34)  $0.03    (Cdn$0.06)
        First       $  0.09  (Cdn$0.14)  $0.02    (Cdn$0.03)

     At March 15, 2004, an aggregate of 75,031,198 of our common shares were issued and outstanding and held by 1,831 shareholders of record. In addition, 12,192,507 warrants and options were issued and outstanding of which 4,415,468 issued and outstanding options were granted to our employees under our stock option incentive plan and arrangement option plan.

     We have not declared or paid any cash dividends on our capital stock or other securities and do not anticipate paying any cash dividends in the foreseeable future.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
DATA)

     Apollo  Gold  Corporation

     The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation (formerly Pursuit) as of December 31, 2003, 2002, 2001, 2000 and 1999, derived from our audited financial statements. The financial information for the year ended December 31, 2002 differs significantly from the financial information for prior years as a result of the June 2002 acquisition of Nevoro. Financial information for 2001 and prior years is the historical financial information of Pursuit. On June 25, 2002, Pursuit acquired

Nevoro and its wholly-owned subsidiary Apollo Gold, Inc.; accordingly, the statement of operations of the Company for the year ended December 31, 2002 includes the results of Pursuit for the year ended December 31, 2002 and Nevoro for the period from June 25, 2002 through December 31, 2002. Subsequent to June 25, 2002, substantially all of the gold mining and exploration business conducted by the Company consists of the gold mining and exploration operations of Apollo Gold, Inc. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                         (In Thousands of $, except for share amounts)

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                    -----------------------------------------------------------
                                        2003          2002        2001       2000       1999
                                    ------------  ------------  ---------  ---------  ---------
Statements of Operations Data:
Revenues
  Revenue on sales of minerals      $    66,841   $    20,410   $     --   $     --   $     --
                                    ------------  ------------  ---------  ---------  ---------

Operating expenses
  Direct operating costs                 55,684        15,726         --         --         --
  Depreciation and amortization           4,997         3,488         --         38         --
  General and administrative
    expenses                              4,651         2,286        439        588        759
  Share-based compensation                  376           615         --         --         --
  Accretion expense                       1,280           771         --         --         --
  Royalty expenses                          898           508         --         --         --
  Exploration and development             2,117           451         94        116        538
  Write-down of deposits                     --            --         --         60        185
  Write-down and loss on sale
    of marketable securities, net            --            --         --         --         70
  Nevada mineral property
    settlement                               --            --         --         --         52

                                    ------------  ------------  ---------  ---------  ---------
    Subtotal Operating Expenses          70,003        23,845        533        802      1,604
                                    ------------  ------------  ---------  ---------  ---------
Operating loss                           (3,162)       (3,435)      (533)      (802)    (1,604)


Other income (expense)

  Gain on sale of marketable
    securities                               --            --         73        156         --
  Interest income                           213            76          6          8         69
  Interest expense                         (544)         (991)        --         --         --
  Foreign exchange gain and other         1,307         1,299         --         --         --
  Gain on sale of investment                 --            --         --        218         --

Net loss                            $    (2,186)  $    (3,051)  $   (454)  $   (420)  $ (1,535)
Net loss per share, basic and
  diluted                           $     (0.04)  $     (0.16)  $  (0.54)  $  (0.50)  $  (1.95)
Weighted average number of
shares outstanding                   54,536,679    19,297,668    834,124    832,253    788,217

                                                               December 31,

Balance Sheet Data:                        2003          2002       2001       2000       1999
Total assets                        $   120,610   $    78,490   $    112   $    625   $  8,699
Working capital (deficit)           $    35,512   $    13,289   $    (28)  $    441   $    459
Long-term liabilities               $    24,894   $    25,755   $     --   $     --         --
Total shareholders' equity
  deficit)                          $    81,890   $    41,814        (28)  $    441   $  8,521

Net loss for the year under
  Canadian GAAP                          (2,186)       (3,051)      (454)      (420)    (1,535)
Marketable securities                        --            --        (54)        54         --
Convertible Debenture                        --       (20,675)        --         --         --
Share-based compensation                 (1,739)       (2,604)        --         --         --
Gold hedge loss                          (3,095)       (2,265)        --         --         --
Impairment of property, plant
  and equipment and change
  in depreciation                            88        (8,828)        --         --         --
Impairment of capitalized
  deferred stripping costs
  and change in depreciation                (87)       (5,456)        --         --         --
Flow through shares premium
  paid in excess of market
  value                                     238            --         --         --         --
Black Fox development costs              (3,643)           --         --         --         --
                                    ------------  ------------  ---------  ---------  ---------

Net loss for the year under
  US GAAP                               (10,424)      (42,879)      (508)      (366)    (1,535)

Comprehensive loss                      (10,424)      (42,879)      (508)      (366)    (1,535)

Net loss per share, basic and
  Diluted - US GAAP                       (0.19)        (2.22)     (0.61)     (0.44)     (1.95)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K ARE AMONG THOSE FACTORS THAT, IN SOME CASES, HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

Overview

     The following presents a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. Prior to June 24, 2002, the Company's operations were those of Pursuit, a public company previously trading on the Toronto Stock Exchange under the ticker symbol "IPJ." In June 2002, Pursuit entered into a Plan of Arrangement that resulted in the merger of Pursuit and Nevoro, a privately held corporation and the parent of AGI, a Delaware corporation.

     This Form 10-K should be read in conjunction with our consolidated financial statements and related notes included in this annual report, as well as our annual financial statements for the fiscal year ended December 31, 2002 and 2001 included in our Form 10 Registration Statement (the "Registration Statement") filed with the SEC. Certain classifications have been made to the prior period financial statements to conform to the current period presentation. Unless stated otherwise, all dollar amounts are reported as United States dollars.

     In this document unless the context otherwise requires, "we", "our", "us", the "Company" or "Apollo" mean Apollo Gold Corporation and its subsidiaries.

BACKGROUND  AND  RECENT  DEVELOPMENTS

     We are principally engaged in the exploration, development and mining of gold. We have focused our mining efforts to date on two principal properties: our Montana Tunnels Mine, owned by one of our subsidiaries, Montana, Inc., and our Florida Canyon Mine, owned by another one of our subsidiaries, Florida, Inc. Our development activities involve our Black Fox Property and Standard Mine project and our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties as well as our Buffalo Canyon and Willow Creek properties acquired in 2003.

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

     In February 2003, we filed a Registration Statement on Form 10 with the SEC. The Registration Statement was declared effective on August 13, 2003. On August 26, 2003, the Company began trading on the American Exchange under the ticker symbol AGT.

     We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. The Florida Canyon Mine produces approximately 100,000 ounces of gold annually. In addition to the mining activities being conducted at the Florida Canyon Mine, we are continuing a drilling program that is directed at confirmation and expansion of additional mineralization, and we are conducting a study to determine if areas in some of the mine walls may be used for additional mining.

     We also own and operate the Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, the Montana Tunnels Mine has historically produced approximately 78,000 ounces of gold, 26,000 tons of zinc, 8,700 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine produces approximately 15% of its annual gold production in the form of dore, an unrefined material consisting of approximately 90% gold, which is then further refined. The remainder of the mine's production is in the form of concentrates, one a zinc-gold concentrate and the other a lead-gold concentrate which are shipped to a smelter. We are paid for the metal content, net of smelter charges. The Montana Tunnels Mine was idle for approximately four months in 2002, while we made preparations to begin the removal of waste rock at the mine. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems that have resulted in significant changes to the mine plan, including an accelerated stripping schedule to remove 10 million tons of material that slid off the southwest pit wall. In October 2003, a second waste stripping project ("Phase II") known as the L-Pit project was initiated, and we intend to pre-strip approximately 17 million tons of waste from the south and west high walls of the open pit after which the L-Pit should have an additional 3 to 4 years of mine life.

     We have two development stage properties, the Black Fox Property ("Black Fox"), located near Timmins, Ontario, and the Standard Mine project (including the new Buffalo Canyon component), owned by our wholly-owned subsidiary Standard Gold Mining, Inc. located in Nevada. We also have several exploration stage assets including Willow Creek ("Willow Creek"), Pirate Gold Prospect ("Pirate Gold") and the Nugget Field Prospect ("Nugget Field"), each located in Nevada and owned by our wholly-owned subsidiary, Apollo Gold Exploration, Inc. We also own Diamond Hill Mine ("Diamond Hill"), an exploration asset which is an unincorporated division of Montana Tunnels Mining, Inc. and located in Montana.

     In 2003, we focused our exploration efforts on our Black Fox, Standard Mine and Buffalo Canyon properties. Black Fox is located east of Timmins, Ontario, and was acquired in September 2002. We currently anticipate that the development and commercialization of Black Fox will require three phases. The first phase commenced in early 2003, and involved a shallow drilling program to test the open pit potential and core drilling of 297 core holes from 200 to 500 meters in depth. As a result of the core drilling, we have identified proven and probable reserves at Black Fox.

     Upon completion of the first phase, we will then begin the second phase of our Black Fox project. The second phase will provide for the development of underground access for further exploratory drilling. We plan to develop an underground ramp from existing structures. We currently anticipate commencing the second phase of underground drilling in 2004. We also plan to begin the permitting process for the third phase of the Black Fox project, and anticipate that this process will require approximately two years, based on a plan for combined open pit and underground mine, with on-site milling, at a capacity of 1,500 metric tons of ore per day. The third phase would include the construction of the mine and processing facilities at an aggregate estimated cost of approximately $45 million.

     We have continued drilling at the Standard Mine and drilled approximately 80 holes in 2003. We also acquired Buffalo Canyon in 2003 and completed our Phase I drilling program in December 2003. Our Buffalo Canyon property is located immediately south of and contiguous to the Standard Mine. We believe that the northern portion of Buffalo Canyon has the highest potential for commercialization, and plan to conduct follow-up drilling in 2004.

APOLLO  GOLD  CORPORATION

     The results of operations of the Company for the year ended December 31, 2002 includes the results of operations of Pursuit for the year ended December 31, 2002, and Nevoro for the period from June 25, 2002 through September 30, 2002.

RESULTS  OF  OPERATIONS
-----------------------

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Our revenues for the year ended December 31, 2003 were approximately $66.8 million, derived primarily from the sale of 145,935 ounces of gold. This compares to approximately $20.4 million derived primarily from the sale of 62,699 ounces of gold from June 29, 2002 (Plan of Arrangement date) through the year ended December 31, 2002. The average price received for gold for the years ended December 31, 2003 and 2002 was $360 and $326 per ounce, respectively. Our revenues for silver, zinc and lead for the year ended December 31, 2003 were $14.31 million, compared to $154,000 during 2002. The growth in revenue in 2003 was due in part to an increase in mining activity in that year and an increase in the price of gold. For the first six months of 2002, Pursuit was primarily engaged in seeking joint venture partners for its existing operations and in negotiating the terms of its acquisition of Nevoro; therefore, mining activity was minimal during the period. In addition, during the three months ended December 31, 2002, the mill at the Montana Tunnels Mine was placed on a care and maintenance basis. The only revenues for this period came from the Florida Canyon Mine.

     Sales of minerals from our Florida Canyon Mine accounted for approximately 54% of our revenues for the year ended December 31, 2003, with the remaining 46% of revenues derived from sales of minerals from our Montana Tunnels Mine. In the year ended December 31 2003, we received approximately 79% of our revenue from sales of gold and 21% from sales of silver, zinc and lead compared to 73% from the sales of gold and 27% from the sales of silver, zinc and lead for 2002.

     Our revenues for 2003 were impacted by mixed performances from our mine operations. Our primary goal of bringing the Montana Tunnels Mine back into production was completed during the first quarter of 2003; however, wall slippage at the mine and problems with our crusher installation limited our gold production to 55,906 ounces at the Montana Tunnels Mine for 2003. This limited production still constituted an increase over the 26,657 ounces produced for the year ended December 31, 2002. In August 2003, we completed the installation of our new crusher at the Montana Tunnels Mine at a cost of $1.5 million.

     Once the stripping process is complete, we expect to produce approximately 65,000 ounces of gold per year together with the associated silver, lead, and zinc by-products.

     At Florida Canyon, we produced 101,811 ounces of gold for the year ended December 31, 2003, as compared to 121,516 ounces of gold for 2002. At December 31, 2003, production was less than anticipated for gold due to lower than expected ore grades. We currently project production rates of 100,000 to 130,000 ounces of gold in 2004 for Florida Canyon Mine.

     We anticipate commencing operations at the Standard Mine in 2005. While the Standard Mine is owned by a separate wholly owned subsidiary, Standard Gold
Mining, Inc., currently we operate this mine as a satellite of the Florida Canyon Mine.

     Assuming a gold price of approximately $375.00 per ounce, we look forward to the Montana Tunnels Mine and the Florida Canyon Mine collectively producing approximately 180,000 ounces of gold in 2004, with output potentially increasing thereafter after the Standard Mine commences operations in 2005.

     Our direct operating costs equaled approximately $55.7 million and $15.8 million for the years ended December 31, 2003 and 2002, respectively. These amounts include mining and processing costs. The lower direct operating costs in 2002 reflect the operating cost of AGI from and after June 25, 2002. We intend to reduce our direct operating costs in 2004, focusing on cost reductions at our mines. As of December 31, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $160,000 in 2004. We incurred depreciation and amortization expenses of approximately $5.0 million for the year ended December 31, 2003, as compared to $3.5 million for 2002. The difference is due to Pursuit's limited operations in 2002, focusing upon the Nevoro acquisition for the first six months of that year.

     We incurred approximately $4.7 million and $2.3 million in general and administrative expenses for the years ended December 31, 2003 and 2002, respectively. General and administrative expenses for the year ended December 31, 2003 consisted of increased legal and accounting expenses incurred in the preparation of registration statements and private placement documentation for our common stock and increased investor relations costs, including exchange listing fees. In 2002, general and administrative expenses consisted primarily of legal and accounting expenses relating to the Plan of Arrangement, salaries and accounting expenses for maintaining Pursuit as a publicly traded company in Canada for the first six months of the year, organization costs and maintenance of a Denver corporate office (approximately $2.3 million).

     In the year ended December 31, 2003, we also incurred share-based compensation of approximately $376,000, resulting from the issuance of stock in lieu of certain cash compensation. We do not currently intend to continue to use share-based compensation in the foreseeable future.

     In the years ended December 31, 2003 and 2002, we accrued accretion expense of approximately $1.3 million and $771,000, respectively, relating to accrued site closure costs at our Florida Canyon Mine and Montana Tunnels Mines. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs. We incurred $898,000 in royalty expenses for the year ended December 31, 2003, as compared to $508,000 during 2002. These amounts are attributable to royalties on production from our Florida Canyon Mine.

     Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $2.1 million and $451,000 for the years ended December 31, 2003 and 2002, respectively. Given that Pursuit was focused upon the Nevoro acquisition in the first six months of 2002, it did not incur exploration or development costs during that period.

     As a result of these expense components, our operating expenses totaled approximately $70 million for the year ended December 31, 2003, as compared to approximately $23.9 million for 2002. The difference is the result that Pursuit had limited operations in 2002 and was focused upon the Nevoro acquisition for the first six months of 2002.

     We realized interest income of approximately $213,000 during the year ended December 31, 2003. We incurred interest expense of approximately $544,000 in the year ended December 31, 2003, primarily for equipment leases and bridge loans. We realized interest income of approximately $76,000 in the year ended December 31, 2003 and incurred net interest expense of approximately $991,000 during 2002.

     We realized foreign exchange gains of approximately $1.3 million during each of the years ended December 31, 2003 and 2002, from cash balances not held in United States dollars.

     Based on these factors, we incurred a loss of approximately $2.2 million, or $0.04 per share, for the year ended December 31, 2003, as compared to a loss of approximately $3.1 million, or $0.16 per share, for the year ended December 31, 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     We realized total revenue of approximately $20.4 million in the year ended December 31, 2002. We did not realize any revenue in the year ended December 31, 2001, as Pursuit was primarily engaged during that period in seeking joint venture partners for its existing operations. All of our revenue for 2002 was derived from sales of minerals. In addition, all of our revenue for 2002 was derived from the operations at our Florida Canyon Mine.

     Our direct operating costs equaled approximately $15.7 million for the year ended December 31, 2002, and included mining and processing costs. We realized depreciation and amortization expenses of approximately $3.5 million for the year ended December 31, 2002. We incurred $508,000 in royalty expenses for the year ended December 31, 2002, attributed to royalties on production from our Florida Canyon Mine. As Pursuit was not actively operating mines during the year ended December 31, 2001, we did not incur any mining or processing costs for that period.

     We incurred approximately $2.3 million in general and administrative expenses for the year ended December 31, 2002, as compared to $439,000 in general and administrative expenses for the year ended December 31, 2001.
General and administrative expenses in 2002 consisted of salaries and benefits for management as well as legal and accounting fees attributed to our June 2002 Plan of Arrangement. In 2001, these expenses consisted primarily of salaries and legal and accounting fees for maintaining Pursuit as a publicly traded company in Canada. In the year ended December 31, 2002, we also incurred share-based compensation of $615,000, resulting from the issuance of shares in lieu of certain cash compensation.

     In the year ended December 31, 2002, we accrued accretion expense of approximately $771,000, relating to accrued site closure costs of our Florida

Canyon and Montana Tunnels mines. Our expenses for exploration and development totaled approximately $451,000 for the year ended December 31, 2002, compared to $94,000 for the year ended December 31, 2001. The 2002 exploration and development expenses consisted of drilling and related expenses. In 2001, these expenses consisted of miscellaneous land holding fees.

     As a result of these expense components, our operating expenses for the year ended December 31, 2002 equaled approximately $23.8 million, compared to operating expenses of $533,000 for 2001.

     We incurred interest expense of approximately $1 million during the year ended December 31, 2002 for equipment leases and bridge loan financings. We did not incur interest expense during the year ended December 31, 2001, but realized interest income of $6,000. For the year ended December 31, 2001, we realized $73,000 as a gain on the sale of marketable securities purchased, and sold by Pursuit to fund its exploration activities.

     Based on these factors, we incurred a loss of approximately $3.4 million, or $0.16 per share, for the year ended December 31, 2002 as compared to a loss of $454,000, or $0.54 per share, for the year ended December 31, 2001.

FINANCIAL  CONDITION  AND  LIQUIDITY
------------------------------------

     To date, we have funded our operations primarily through issuances of debt and equity securities and cash flow from operations. At December 31, 2003, we had cash and cash equivalents of approximately $25.9 million and short-term investments of approximately $5.9 million, compared to cash and cash equivalents of approximately $8.4 million at December 31, 2002. We had no short-term investments at December 31, 2002.

     The increase in cash from December 31, 2002 is primarily due to increases in net cash from operations and financing activities in 2003. In the year ended December 31, 2003, we had positive cash flow of approximately $5.6 million from operating activities, compared to positive cash flow from operating activities of approximately $617,000 in the year ended December 31, 2002. The positive cash flow in 2003 was comprised of approximately $5.0 million from depreciation and amortization, approximately $1.7 million from the amortization of deferred stripping, approximately $1.3 million in accretion expense and approximately $376,000 from share-based compensation, offset primarily by negative cash flow of approximately $339,000 from the sale of property, plant and equipment, and an approximately $168,000 net change in non-cash operating working capital (an increase in accounts receivable, accounts payable, prepaid expenses, accrued liabilities, property and mining lease payable and broken ore on leach pad, offset by a decrease in inventories). In 2002, our positive cash flow from operating activities was comprised of approximately $3.5 million in depreciation and amortization, approximately $771,000 from accretion expense and approximately $615,000 from the use of share-based compensation, offset by approximately $1.2 million net change in non-cash operating working capital items.

     In the year ended December 31, 2003, we had positive cash flow of approximately $39.2 million from financing activities, compared to positive cash flow of approximately $37.4 million from financing activities in 2002. The positive cash flow in 2003 from operating activities was comprised of approximately $37.7 million received from the issuance of shares, approximately $3.9 million from the exercise of warrants and options and approximately $1.3 million from notes payable, offset by payments of notes payable of approximately $3.7 million. In 2002, our positive cash flow from financing activities was comprised of proceeds of approximately $20.8 million (net) from the issuance of convertible debentures, approximately $14.6 million from the issuance of special warrants, approximately $2.9 million from the issuance of flow-through common shares and approximately $1.8 million from proceeds from notes payable, offset by approximately $2.6 million from the payment of notes payable.

     In the year ended December 31, 2003, we expended net cash of approximately $27.3 million on investing activities, as compared to approximately $29.7 million of net cash expended in the year ended December 31, 2002. The expenditures in 2003 consisted of approximately $11.5 million for property, plant and development drilling and mining and processing equipment, approximately $7.1 million in deferred stripping costs as well as approximately $13 million for other capital expenditures for our Montana Tunnels Mine, approximately $5.9 million in short-term investments and approximately $1.6 million for restricted certificates of deposit, representing cash placed in trust as security for our site closure obligations to the States of Montana and Nevada. These expenditures were offset by approximately $339,000 received from the disposal of property, plant and equipment. In 2002, our investment expenditures consisted of approximately $12.1 million for deferred stripping costs at Montana Tunnels, approximately $11.1 million for the acquisition of Nevoro, approximately $2.9 million for property, plant and equipment expenditures, approximately $2.0 million for the acquisition of our Black Fox Property, and approximately $1.6 million for the above-referenced restricted certificates of deposit. We did not receive any proceeds from investment in 2002.

     In June 2003, we entered into a $5,000,000 Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). Although there is a $5,000,000 commitment, we must satisfy certain liquidity and current ratio requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, we have to meet certain covenants. We have borrowed approximately $0.8 million from Standard Bank and subsequently repaid that amount. This revolving loan guarantee is collateralized by the assets and cash flows of our Florida Canyon Mine. Our ability to borrow is calculated on a quarterly basis determined by current ore reserves, price of gold and outstanding loan balances.

     Our Montana Tunnels Mine has experienced pit wall problems over the past year that will continue to require funding of an additional $15 million over the next year for waste removal.

     We believe our cash requirements for 2004 will be funded through a combination of current cash, future cash flows from operations, and/or future debt or equity security issuances. On September 26, 2003, we closed funding of approximately Cdn$50 million from an offering of common shares in each of the provinces in Canada (excluding Quebec) and certain other foreign jurisdictions and a private placement of common shares in the United States. BMO Nesbitt Burns Inc, Canaccord Capital Corporation, Griffiths McBurney & Partners, Orion Securities Inc., and Westwind Partners Inc. were retained as agents in connection with these transactions and received a fee of 6% of the gross proceeds thereof. These agents were also granted a non-transferable warrant to acquire such number of common shares as is equal to 3% of the total number of commons shares purchased in these transactions. These warrants are exercisable at any time prior to September 26, 2005. The offering in Canada and certain other foreign jurisdictions were made by way of an offering prospectus filed in Canada in the province of Ontario. The U.S. private placement was made in the U.S. in reliance upon the exemption from registration provided in Section 4(2) of the United States Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

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

     All of our operations are subject to reclamation and closure requirements. We have obtained bonds to provide coverage for reclamation, severance and closure liabilities at our Florida Canyon and Montana Tunnels Mines. Florida, Inc. is the principal under two reclamation bonds totaling $17,456,130 issued by Safeco. One of those bonds, in the amount of $16,936,130, was the subject of litigation (See "Legal Proceedings"); however, upon resolution of the litigation, the bond is treated as being outstanding for purposes of meeting our Florida Canyon Mine's bonding requirements. We maintain a second Safeco bond, in the amount of $520,000 having an expiration date of May 1, 2004, through payment of an annual fee of $6,500. We also have obtained a reclamation bond in the amount of $14,987,688 from CNA for our Montana Tunnels Mine. That bond is the subject of a Term Bonding Agreement dated as of August 1, 2002. Under that Agreement, (i) CNA is committed to furnish the bond for a 15-year term, ending on July 31, 2017; (ii) Montana Tunnels Mining, Inc. ("Montana, Inc.") will deposit $75,000 per month (to be adjusted periodically according to our sales price of gold) into a collateral trust account until the balance in the trust account is equal to the penal sum of the bond; (iii) we have guaranteed Montana, Inc.'s obligations under the Agreement; (iv) payment of premium is deferred until the balance in the collateral trust account is equal to the penal sum of the bond; and (v) Montana, Inc. may terminate the Agreement at any time by obtaining release of the bond through posting a substitute bond.

     Operating Activities. Operating activities provided approximately $5.6 million of cash during the year ended December 31, 2003. Operating activities provided approximately $617,000 of cash during the twelve months ended December 31, 2002. The difference in cash is primarily due to a lower level of operating activities in 2002, as Pursuit was focused on seeking joint venture partners in the first six months of that year.

     Florida  Canyon  Mine

     For our Florida Canyon Mine, we expect to have gold production of approximately 106,000 ounces in 2004. In addition, we expect to have operating cash flow of approximately $10 million and capital expenditures of approximately $8 million in 2004.

     Montana Tunnels Mine

     For our Montana Tunnels Mine we hope to have gold production of approximately 60,000 ounces in 2004. In addition, we expect to have operating cash flow of approximately $8 million and capital expenditures of approximately $15 million in 2004.

     Black Fox Project

     Black Fox is expected to commence commercial production in the fourth quarter of 2006 or first half of 2007. We expect to incur capital expenditures of $10 million in 2004.

     Investing Activities. Investing activities utilized approximately $27.3 million of cash during the year ended December 31, 2003. The major uses of cash were for property, plant and equipment (approximately $11.5 million), additions to deferred stripping costs (approximately $8.7 million), short term investments (approximately $5.9 million) and for the investment in a restricted certificate of deposit (approximately $1.6 million). Investing activities used approximately $29.7 million of cash during the year ended December 31, 2002. In 2002, the major uses of cash were for a loan to Nevoro to acquire AGI
(approximately $11.1 million), additions to deferred stripping costs (approximately $12.1 million), property, plant and equipment (approximately $2.9 million), Black Fox acquisition (approximately $2.0 million) and for the investment in a restricted certificate of deposit (approximately $1.6 million).

     Financing Activities. During the year ended December 31, 2003, financing activities provided approximately $39.2 million in cash, primarily from proceeds of approximately $37.7 million from our September private placement, approximately $3.9 million from the exercise of warrants and options in 2003, and proceeds of notes payable of approximately $1.3 million. Financing activities provided approximately $37.4 million in cash during the year ended December 31, 2002, primarily from proceeds of issuance of convertible debentures of approximately $20.8 million as a result of our merger with Nevoro, approximately $14.6 million from the exercise of special warrants issued in our merger with Nevoro, and proceeds of notes payable of approximately $1.8 million.

CONTRACTUAL  OBLIGATIONS  AND  COMMITMENTS

     During the fiscal year ended December 31, 2003, the Company had no off-balance sheet arrangements. The following table sets forth our contractual obligations and commitments at December 31, 2003 in connection with our long-term liabilities:

Contractual Obligations          2004   2005   2006  2007  2008  Total
-------------------------------  -----  -----  ----  ----  ----  -----

Notes payable (1)                4,117  2,650   625     0     0  7,392
Capital lease obligations (2)        0      0     0     0     0      0
Operating lease obligations (3)    160     86    77    75    25    423
                                 -----  -----  ----  ----  ----  -----
Total                            4,277  2,736   702    75    26  7,815

(1) The notes payable are secured by a fixed charge on certain machinery and equipment and bear interest at various rates between 3.615% and 7.5%.
(2)  The capital lease obligations are included in notes payable.
(3) Operating lease obligations relate to covers on rail cars, office premises, and equipment.
(4)  This table does not include the Company's employment agreement obligations.

ENVIRONMENTAL

     All of our operations are subject to reclamation and closure requirements. We monitor these costs on a regular basis, and together with third party engineers we prepare internal estimates to evaluate our bonding requirements. These estimates are then reconciled with requirements of state and federal authorities. As of December 31, 2003, we have accrued approximately $21.6 million related to reclamation, severance and other closure requirements. As of December 31, 2003, our total reclamation, severance and other closure requirements are estimated to be $38.7 million. This liability is covered by a combination of surety bonds, totaling $31.8 million and cash bonds totaling $6.9 million, for a total reclamation surety at December 31, 2003, of approximately $38.7 million. Our reclamation liability coverage exceeds our estimated requirements because the federal and state authorities estimate reclamation based upon wages in excess of what we would have to pay if we are required to conduct the reclamation and closure requirements on our own; however, the federal and state authorities assume we will not have the capability to complete the reclamation and closure requirements on our own. Therefore, liability coverage is increased to account for the increased overhead and other costs necessary for mobilization and demobilization of workers, time delays and numerous other contingencies if the state or federal authorities were forced to conduct the reclamation project. We have accrued what management believes is the present value of our best estimate of the liability as of December 31, 2003; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors. In addition, any adverse ruling against us regarding any environmental matter could have a material adverse effect on us.

     Each of our mines operates under a permit granted by the state in which each mine is located. Mining operations are usually governed by applicable state environmental policies which are usually regulated by statute. For instance, in Montana, the Montana Department of Environmental Quality administers the majority of permits under which our mine operates.

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

     Geochemical breakdown of ores or waste rock, water quality and stability of constructed structures are the areas that receive the most attention for environmental concern at mines. The characteristics of our mine ores and waste rock show good chemical stability. We have conducted tests at our mines that support our belief that adverse chemical breakdown should not occur and the potential for acid rock drainage is low. Consequently, water quality issues are minimized as a result of the favorable characteristics of the mine rock. Several studies, models and reports have been provided to the permitting agencies to assess our environmental risks at our mines.

     Our mines use minimal amounts of regulated toxic substances in the mining and milling operations. Most of the chemicals we use to collect the minerals are not regulated as toxic substances. Standard fuels and oils are used in our mining operations and used oils and coolants are marketed or recycled. There are no regulated cleaning solvents used at our mines. The milling operations use a small amount of sodium cyanide as an inhibitor in the flotation recovery process. We also use a cyanide compound that becomes complexed with metals or is degraded by bacteria and sunlight in the tailings water rendering any residual cyanide harmless. Our milling operations recover and reuse all of the process water from the tailings impoundment recovery system with fresh water makeup added as necessary. There is no water discharge to the environment from the mining or milling operations. All storm water at our mines is captured either in the open pit mine or in the tailings impoundment or in fresh water makeup ponds and is subsequently used for makeup water in the milling process.

     Reclaiming areas that have been disturbed by mining activity to produce original or natural conditions is the focus of our operating permit. Our mines maintain a closure plan with associated costs to complete final reclamation at the property following the cessation of mining operations. Waste rock dumps and some other disturbance areas are reclaimed concurrent with active mining operations. The tailings impoundment open pit mine and mine facilities will be reclaimed after mining and milling operations have been completed.

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

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Company reports under Canadian Generally Accepted Accounting Principles ("Canadian GAAP") and reconciles to U.S. Generally Accepted Accounting Principles ("US GAAP"). The application of US GAAP has a significant effect on the net loss and the net loss per share. For a detailed explanation of the difference between Canadian and U.S. Generally Accepted Principles see Note 18 of the Company's financial statements.

NEW  ACCOUNTING  PRONOUNCEMENTS

     We report under Canadian GAAP and reconcile the financial statements to US GAAP. For a detailed explanation of New Canadian and U.S. Accounting Pronouncements see Note 18(k) of the Company's financial statements.

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

     Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

     DEFERRED  STRIPPING  COSTS

     In  general,  mining  costs  are  charged  to  cost  of  sales as incurred.
However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ton ratios over the mine life are deferred and amortized. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as "deferred stripping." Amortization of amounts deferred is based on a stripping ratio, calculated as estimated total waste mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves (under US GAAP, only proven and probable resources are used). This ratio is used to calculate the current period production cost charged against earnings by multiplying the stripping ratio times the reserves mined during the period. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.

     The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.

     DEPRECIATION  AND  DEPLETION

     Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. The units-of-production method under Canadian GAAP is based on proven and probable ore reserves and a portion of resources expected to be converted to reserves based on past results. As discussed above, our estimates of proven and probable ore reserves and resources may change, possibly in the near term, resulting in changes to depreciation, depletion, amortization and reclamation accrual rates in future reporting periods.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     We review the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves and mineral resources expected to be converted into mineral reserves (see discussion above), future production cost estimates and future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

     ENVIRONMENTAL  MATTERS

     When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provisions for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on our current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

     Our drawdown calculations for current and long term asset valuation determination suggest that it will take approximately 18 months to deplete the leach pad inventory. For production purposes, because we continually add new production ounces, we use a five-month period in which we determine that 20% of any given production will be taken off of the pad in a months' time.

     The leach pad valuation process is based on management's best estimates. When the leach pad is finally closed and all gold and silver ounces removed are counted we will be able to determine the actual quantity of metal that was contained in the leach pad. Estimates begin at the start of the process as tons and metal content are estimated. Tonnage is estimated using ground surveys and truck counts. Metal content is calculated using fire assaying techniques that involve averaging the mining areas and comparing to the daily blast hole assays that are done using the Atomic Absorption Hot Cyanide Leach assaying techniques. The gold recovery curve is then estimated using the design of the leach pad, the composition of run of mine and crushed ores, the estimated ore grades and the drawdown timing. All calculations are based on mining rules and processes, however, only the total amounts of metals removed from the pad is truly known at any given time. The ounces removed from the pad are measured and used as a check and balance to the integrity of the calculation to ensure that we are reasonably assured that our estimates are close. The leach pad inventories at Florida Canyon are built and processed in stages and accordingly at the close of any given portion or stage of the process it is possible to assess the effectiveness of all assumptions by comparing them to what actually occurred. The mine has been in production since 1986 and all historical records are used for comparative purposes.

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

     With the current mine plan at the Florida Canyon operation, the current leach pad operation is expected to deliver 338,000 ounces through 2008.

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

     The most critical area that could affect the leach pad process would be the make up of the actual ore bearing material. For example, sulfide or carbonaceous bearing ores are harder to leach than pure oxide ores. Other minerals or chemical compounds may also affect the leachability of the ores on the pad.

     As of March 1, 2004, there is an estimated 58,457 ounces of gold in the broken ore on leach pad with a carrying value of $11.42 million or $195.38 per ounce of gold. Each 1% change in the estimated recovery rate is 634 ounces of gold. If the recovery is estimated to be lower than expected this is a permanent loss of gold ounces and if the recovery is estimated to be higher the reverse is true. Each 1% change in this estimate will change the broken ore on leach pad by $123,870.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  RISK

     Market  Price  of  Gold

     The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors over which we have no control, such as demand, production levels, economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the last six years, the average annual market price has fluctuated between $271 per ounce and $417 per ounce. A 10% decrease in the price of gold would have reduced our 2003 revenue by $5.25 million.

     In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, on November 15, 2002, we entered into a hedging contract with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: We purchased put options to cover the floor price of gold at $295 per ounce. Therefore, if the price of gold decreases to a level below $295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for $295 per ounce. We also sold call options to Standard Bank. Therefore, if the price of gold increases to over $345 per ounce, then we must sell 4,000 ounces to Standard Bank, thereby leaving any excess of the $345 ceiling for standard Bank. As at March 15, 2004, there are 72,280 ounces remaining on these options. We have engaged in hedging activities to satisfy the covenants of the Standard Bank line of credit agreement. As a result, we may be prevented from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract.

     There are certain market risks associated with the hedging contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. At December 31, 2003 and 2002, the fair value of the contracts is a loss of $5,911,000, and $2,265,000, respectively.

     Our senior management, with approval of our Board of Directors, makes all decisions regarding our hedging techniques, and we have no formal corporate policy concerning such techniques. We have no current plans to use gold hedging techniques in the future.

     Interest  Rate  Risk

     At March 15, 2004, we have no outstanding balance owed under our line of credit with Standard Bank. If we utilize the line of credit, each loan under the line of credit would bear interest during each interest period for such loan at a rate per annum equal to the LIBOR Rate for such interest period plus 2.75%.

     Foreign  Currency

     While the Company currently conducts exploration activities in Canada, the price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. Therefore, the Company has minimal, if any foreign currency exposure.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Apollo  Gold  Corporation

Independent Auditors Reports                                                 F-2

Consolidated Balance Sheets at December 31, 2003 and December 31, 2002       F-3

Consolidated Statements of Operations and Deficit for the years ended
December 31, 2003, 2002 and 2001                                             F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001                                             F-5

Notes to the Consolidated Financial Statement                                F-6

Auditors' Report and Consolidated Financial Statements of


APOLLO GOLD CORPORATION


December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Apollo Gold Corporation

We have audited the consolidated balance sheets of Apollo Gold Corporation as at December 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.



Chartered Accountants
Vancouver, British Columbia
March 5, 2004


================================================================================

APOLLO  GOLD  CORPORATION
CONSOLIDATED  BALANCE  SHEETS
(IN  THOUSANDS  OF  UNITED  STATES  DOLLARS)
================================================================

                                                December 31,
                                            --------------------
                                              2003       2002
                                            ---------  ---------
ASSETS
CURRENT
  Cash and cash equivalents                 $ 25,851   $  8,426
  Short-term investments                       5,855          -
  Accounts receivable                          4,647      3,228
  Prepaids                                       552        532
  Broken ore on leach pad                      9,594      9,098
  Inventories (Note 4)                         2,839      2,926
----------------------------------------------------------------
                                              49,338     24,210
BROKEN ORE ON LEACH PAD - LONG-TERM            1,827      1,605
PROPERTY, PLANT AND EQUIPMENT (Note 5)        38,519     30,375
DEFERRED STRIPPING COSTS                      24,033     16,998
RESTRICTED CERTIFICATE OF DEPOSIT (Note 6)     6,893      5,302
----------------------------------------------------------------
                                            $120,610   $ 78,490
================================================================

LIABILITIES

CURRENT
  Accounts payable                          $  5,848   $  4,935
  Accrued liabilities                          2,781      1,961
  Notes payable (Note 7)                       4,117      3,114
  Property and mining taxes payable            1,080        911
----------------------------------------------------------------
                                              13,826     10,921
NOTES PAYABLE (Note 7)                         3,275      5,247
ACCRUED SITE CLOSURE COSTS (Note 9)           21,619     20,508
----------------------------------------------------------------
                                              38,720     36,676
----------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY
Share capital (Note 10)                      120,624     72,206
Issuable common shares (Note 10)                 231        231
Special warrants (Note 10)                         -      6,305
Contributed surplus (Note 10)                  7,172      7,023
Deficit                                      (46,137)   (43,951)
----------------------------------------------------------------
                                              81,890     41,814
----------------------------------------------------------------
                                            $120,610   $ 78,490
================================================================

APPROVED ON BEHALF OF THE BOARD

----------------------------------
G.W. Thompson, Director


----------------------------------
Robert Watts, Director


    The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

APOLLO  GOLD  CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT FOR SHARE AMOUNTS)
===============================================================================

                                                  Year ended December 31,
                                          -------------------------------------
                                              2003          2002        2001
                                          ------------  ------------  ---------
REVENUE
  Revenue from sale of minerals           $    66,841   $    20,410   $      -
-------------------------------------------------------------------------------

OPERATING EXPENSES
  Direct operating costs                       55,684        15,726          -
  Depreciation and amortization                 4,997         3,488          -
  General and administrative expenses           4,651         2,286        439
  Share-based compensation                        376           615          -
  Accretion expense                             1,280           771          -
  Royalty expenses                                898           508          -
  Exploration and business development          2,117           451         94
-------------------------------------------------------------------------------
                                               70,003        23,845        533
-------------------------------------------------------------------------------
OPERATING LOSS                                 (3,162)       (3,435)      (533)
OTHER INCOME (EXPENSES)
  Gain on sale of marketable securities             -             -         73
  Interest income                                 213            76          6
  Interest expense                               (544)         (991)         -
  Foreign exchange gain and other               1,307         1,299          -
-------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                          (2,186)       (3,051)      (454)
DEFICIT, BEGINNING OF YEAR                    (43,951)      (40,900)   (40,446)
-------------------------------------------------------------------------------
DEFICIT, END OF YEAR                      $   (46,137)  $   (43,951)  $(40,900)
===============================================================================

NET LOSS PER SHARE, BASIC
  AND DILUTED                             $     (0.04)  $     (0.16)  $  (0.54)
===============================================================================

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                       54,536,679    19,297,668    834,124
===============================================================================


    The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

APOLLO  GOLD  CORPORATION
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN THOUSANDS OF UNITED STATES DOLLARS)
================================================================================================

                                                                       Year ended December 31,
                                                                    ----------------------------
                                                                      2003       2002      2001
                                                                    ---------  ---------  ------
OPERATING ACTIVITIES
  Net loss for the year                                             $ (2,186)  $ (3,051)  $(454)
  Items not affecting cash:
    Depreciation and amortization                                      4,997      3,488       -
    Amortization of deferred stripping                                 1,699          -       -
    Share-based compensation                                             376        615       -
    Accretion expense                                                  1,280        771       -
    Gain on sale of property, plant and equipment                       (339)         -       -
    Gain on sale of marketable securities                                  -          -     (73)
    Other                                                                (56)         -       -
  Net change in non-cash operating working capital items (Note 15)      (168)    (1,206)    (33)
------------------------------------------------------------------------------------------------
                                                                       5,603        617    (560)
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures                         (11,507)    (2,932)      -
  Deferred stripping costs                                            (8,734)   (12,129)      -
  Short-term investments                                              (5,855)         -       -
  Acquisition of Nevoro (Note 3 (a))                                       -    (11,061)      -
  Black Fox acquisition (Note 3 (b))                                       -     (2,028)      -
  Proceeds from disposal of property, plant and equipment                339          -       -
  Restricted Certificate of Deposit                                   (1,591)    (1,569)      -
  Proceeds on repayment of promissory note                                 -          -     245
  Proceeds on sale of marketable securities                                -          -     192
------------------------------------------------------------------------------------------------
                                                                     (27,348)   (29,719)    437
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds on issuance of shares                                      37,702          -       -
  Proceeds from exercise of warrants and options                       3,937          -       -
  Proceeds from notes payable                                          1,259      1,790       -
  Payments of notes payable                                           (3,728)    (2,602)      -
  Issuance of special warrants                                             -     14,611       -
  Issuance of flow-through common shares                                   -      2,875       -
  Proceeds on issuance of convertible debentures, net                      -     20,772       -
------------------------------------------------------------------------------------------------
                                                                      39,170     37,446       -
------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                       17,425      8,344    (123)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                    8,426         82     205
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                       $ 25,851   $  8,426   $  82
================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                       $    544   $    991   $   -
================================================================================================
Income taxes paid                                                   $      -   $      -   $   -
================================================================================================

During the year ended December 31, 2003, the Company issued 61,500 shares to acquire certain parcels of land located in Nevada. Share capital and property, plant and equipment both increased by $134 as a result of this transaction.

During the years ended December 31, 2003, 2002 and 2001, property, plant and equipment totaling $1,500, $1,550 and $Nil, respectively, was acquired under capital lease obligations.


  The accompanying notes are an integral part of these consolidated financial statements.


================================================================================

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
================================================================================

1.   NATURE OF OPERATIONS

     On June 25, 2002, pursuant to a statutory Plan of Arrangement, Apollo Gold Corporation ("Apollo" or the "Company") acquired the business of Nevoro Gold Corporation ("Nevoro"). This acquisition has been accounted for using the purchase method of accounting.

     Apollo, through its acquisition of Nevoro, is engaged in gold mining including extraction, processing and refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and has rights to operate the following facilities: the Florida Canyon Mine through Florida Canyon Mining, Inc. ("FCMI") located in the State of Nevada, Montana Tunnels Mine through Montana Tunnels Mining, Inc. ("MTMI") located in the State of Montana and Diamond Hill Mine also located in the State of Montana.

     The Florida Canyon Mine is an open pit, heap leach operation located near Winnemucca, Nevada, producing gold and silver. The Florida Canyon Mine is currently operating at its designed capacity (approximately 110,000 gold ounces per year). The Montana Tunnels Mine is an open pit mine and mill, located near Helena, Montana, producing ore and lead-gold and zinc-gold concentrates. The Montana Tunnels Mine recommenced commercial production in April 2003. Diamond Hill Mine, also located near Helena, Montana, is currently under care and maintenance.

     Apollo has one development property and four exploration properties, Standard Mine, Pirate Gold, Nugget Field, Willow Creek, and Buffalo Canyon each located near the Florida Canyon Mine.

     Apollo also purchased the Black Fox Project (former Glimmer Mine) which is located in the Province of Ontario near the Township of Mattheson in September of 2002. The Project is now considered a development property.

     Prior to the acquisition of Nevoro, the Company had interests in exploration projects in Indonesia and the Philippines. In December 2001, the Company executed an agreement with Hinoba Holdings Limited ("HL") whereby HL was granted an option to acquire all of the rights to the Company's Philippines project. HL defaulted on this agreement and the Company has discontinued pursuing its interest in the Philippines and Indonesia projects and is no longer financing the subsidiaries that own the underlying title to the properties. During 2003, the Company sold its interest in the Philippines and Indonesia projects for $166.


================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") and except as described in Note 18, conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP") . The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

     (a)  Principles of consolidation

          The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

     (b)  Use of estimates

          The preparation of financial statements in conformity with Canadian GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, available resources, available operating capital and required reclamation costs. These estimates each affect management's evaluation of asset impairment and the recorded balances of broken ore on leach pad, property, plant and equipment, deferred stripping costs, reclamation, site closure and remediation obligations, and the future tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

     (c)  Foreign currency translation

          With the acquisition of Nevoro, virtually all of the Company's assets and liabilities, and revenues and expenses, are denominated in United States (U.S.) dollars. Accordingly, effective June 25, 2002, the Company changed its measurement currency to U.S. dollars from Canadian dollars.

          Effective December 31, 2003, the Company changed its reporting currency from Canadian dollars to U.S. dollars, the measurement currency. The change in reporting currency was made in order to report the Company's financial position and results of operations in the currency of measurement following the Company's listing on the AMEX
          Exchange in the United States. Historical results have been restated to the measurement currency. Previously, for purposes of financial reporting, the Company's financial statements were converted from U.S. dollars, the measurement currency, to the Canadian dollar, the reporting currency, using the current rate method.


================================================================================

          Prior to June 25, 2002, foreign currency denominated monetary assets and liabilities had been translated into Canadian dollars at the rate of exchange prevailing at the balance sheet date with any corresponding gains or losses being recognized in the statement of loss. Foreign currency revenues and expenses had been translated at the rates prevailing on the transaction date.

     (d)  Cash and cash equivalents

          Cash and cash equivalents are comprised of cash, term deposits and treasury bills. The original maturity dates of term deposits and treasury bills is not in excess of 90 days.

     (e)  Short-term investments

          Short-term investments are comprised of term deposits with maturity dates of greater than 90 days and less than one year from date of acquisition.

     (f)  Broken ore on leach pads

          Broken ore on leach pad comprises gold in process in heap leach pads and in stockpiles that are valued at the lower of average production cost and net realizable value. Based on current production estimates, the gold contained within the heap leach pad is recoverable over a period in excess of twelve months. The cost of gold in process and final products is comprised of costs of mining the ore and hauling it to the mill, costs of processing the ore and an attributable amount of mining and production overheads relating to deferred mineral property and development costs. Units of gold on the leach pad are based on the amount of ore introduced into production, expected recovery and assay results.

          Direct production costs associated with ore on the heap leach pads are deferred and amortized as the contained gold is recovered. Based upon actual metal recoveries, the Company periodically evaluates and refines estimates used in determining the amortization and carrying value of deferred mining costs associated with ore under leach.

     (g)  Inventories

          Metals inventories are stated at the lower of cost and net realizable value determined by using the first-in, first-out method. Materials and supplies at the mine sites are valued at the lower of direct cost of acquisition and replacement cost.


================================================================================

     (h)  Property, plant and equipment

          Mine development costs are capitalized after proven and probable reserves have been identified. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces or value of metals over proven and probable reserves and a portion of resources expected to be converted to reserves based on past results.

          Buildings and equipment are recorded at acquisition cost and amortized over the remaining reserves of the mine site on a units-of-production basis. Equipment that is mobile is amortized on a straight-line basis over the estimated useful life of the equipment of five to ten years. Costs relating to repair and maintenance costs are expensed as incurred.

          Financing and acquisition costs including interest and fees are capitalized on the basis of expenditures incurred for the acquisition of assets and mineralized properties and related development activities. Capitalization ceases when the asset or property is substantially complete and ready to produce at commercial rates.

     (i)  Mineral rights

          Mineral rights include the cost of obtaining patented United States of America mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.


================================================================================

     (j)  Deferred stripping costs

          Mining costs associated with open-pit deposits that have diverse ore grades and waste-to-ore ton ratios are deferred and amortized over the mine life. These mining costs arise from the removal of waste rock commonly referred to as "deferred stripping costs". Amortization of amounts deferred is based on a ratio, calculated as estimated total waste mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves. This ratio is used to calculate the current period production cost charged against earnings by multiplying the ratio times the reserves mined during the period. Amortization of deferred stripping costs is included within direct operating costs in our statement of operations. This accounting method results in the smoothing of these costs over the life of the mine, rather than expensing them as incurred. The full amount of deferred stripping costs may not be expensed until the end of the life of the mine. Some mining companies expense these costs as incurred, which may result in the reporting of greater volatility in period to period results of operations. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.

     (k)  Exploration expenditures

          Exploration expenditures are expensed as incurred during the reporting period.

     (l)  Property evaluations

          The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) and corresponding by-product credits along with estimated future metals prices and estimated operating and capital costs. The inclusion of mineral resources is based on various circumstances, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the ore is commercially recoverable. The future cash flows cover the known ore reserve at the time. If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value and the write-off charged to earnings in the current period.


================================================================================

     (m)  Reclamation and closure costs

          The Company, as part of the purchase accounting for the acquisition of Nevoro, has recorded the present value of estimated future asset retirement obligation and reclamation with a corresponding increase to the carrying amount of the related asset. The carrying value will be amortized over the life of the related assets on a unit-of-production basis and the related liabilities are accreted to the original present value estimate.

          The present value of the reclamation liabilities may be subject to change based on management's current estimates, changes in remediation technology or changes to the applicable laws and regulations by regulatory authorities, which affects the ultimate cost of remediation and reclamation.

     (n)  Revenue recognition

          Revenue from the sale of gold and by-products is recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties. Revenue for lead and zinc concentrates is determined by contract as legal title to the concentrate transfers and includes provisional pricing arrangements accounted for as an embedded derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended.

     (o)  Commodity contracts

          The Company enters into hedging contracts for gold involving the use of combinations of put and call options. These options have common notional amounts and maturity dates and are designated in combination as hedges of future gold sales on the basis that they generate offsetting cash flows. No premium has been received with respect to these options.

          Providing that the criteria for an effective hedge are met, gains and losses on the contracts are deferred and recognized in revenue at the time of the sale of the designated future gold production.


================================================================================

     (p)  Stock incentive plans

          The Company does not record stock options issued to employees as compensation expense and discloses pro forma information on the fair value of stock compensation issued during the period in the notes to the financial statements. This method is acceptable under existing CICA guidelines for stock based compensation and other stock based payments for the year ended December 31, 2003.

          Handbook Section 3870, however, does require additional disclosures for options granted to employees, including disclosure of pro forma earnings and pro forma earnings per share as if the fair value based accounting method had been used to account for employee stock options (see Note 10 (g)).

          Beginning in the first quarter of 2004, the Company will expense stock options in the financial statements as a component of compensation expense in accordance with new recommendations of the CICA with respect to stock based compensation which will come into effect for the Company on January 1, 2004. Under this new standard, direct awards of stock granted to employees are recorded at fair value on the date of grant and the associated expense is amortized over the vesting period.

     (q)  Income taxes

          The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforwards (see Note 11), there is uncertainty as to utilization prior to their expiry. Accordingly, the future income tax asset amounts have been fully offset by an uncertainty provision.

     (r)  Loss per share

          The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The fully diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the year, if dilutive. For this purpose, the "treasury stock method" is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.


================================================================================

     (s)  Comparative figures

          Certain of the prior year's figures have been reclassified to conform to the current year's presentation.


3.   ACQUISITION

     (a)  Plan of arrangement

          The Company acquired Nevoro as of June 25 2002. In order to finance the acquisition and continuing operations of Nevoro, the Company completed a private placement financing of $20,772, net of issue expenses. The private placement was in the form of non-interest bearing convertible secured debentures. The debentures were converted into common shares and warrants of the Company upon completion of the Plan of Arrangement as described in Note 10.


================================================================================

          A summary of the allocation of the purchase price to the Nevoro assets acquired, less liabilities assumed, at fair value on June 25, 2002 is as follows:

          ASSETS, at fair value
            Accounts receivable                $ 1,512
            Prepaid expenses                       155
            Broken ore on leach pad             10,587
            Inventories                          2,667
          --------------------------------------------
                                                14,921
          --------------------------------------------

            Broken on leach pad - long-term      1,868
            Property, plant and equipment       29,272
            Restricted certificate of deposit    3,733
          --------------------------------------------
                                                34,873
          --------------------------------------------
                                                49,794
          --------------------------------------------

          LIABILITIES, at fair value
            Accounts payable and accruals        7,329
            Notes payable                        1,767
            Property and mining taxes payable      975
          --------------------------------------------
                                                10,071
          --------------------------------------------

          Notes payable                          5,437
          Accrued site closure costs            20,876
          --------------------------------------------
                                                26,313
          --------------------------------------------
                                                36,384
          --------------------------------------------
          NET ASSETS OF NEVORO ACQUIRED        $13,410
          ============================================

          CONSIDERATION
            Cash                               $11,061
            Shares                               2,349
          --------------------------------------------
          TOTAL CONSIDERATION PAID             $13,410
          ============================================


================================================================================

          Apollo issued 1,970,000 shares (Note 10) valued at $2,349 to the former shareholders of Nevoro as part consideration for the acquisition of all of the outstanding shares of Nevoro. The value of the shares issued was determined based on the average market price of common shares over the two-day period before and after the terms of the acquisition were agreed to and announced, less imputed share issuance costs of $126.

          In addition, certain key employees, officers and directors are eligible to receive up to an aggregate of 2,780,412 options of the Company. Each option will be exercisable for a period of five years from the effective date and entitle the holder to acquire one share at an exercise price of $0.80 per share. In fiscal 2002, following the completion of the Plan of Arrangement, one-half of the options vested based upon satisfying the established performance criteria. The balance of the options vest based upon satisfying the established fiscal 2003 performance criteria. These new unvested options were not included as part of the purchase consideration but have been accounted for in accordance with the Company's accounting policy for employee stock options as outlined in Note 2.

          The statement of earnings of Apollo for the year ended December 31, 2002 includes the earnings of Nevoro for the period from June 25, 2002.

     (b)  Purchase of Black Fox property

          In  September  of  2002,  Apollo  completed  a  transaction  ("Glimmer
          Transaction") to purchase the Glimmer property near the city of Timmins in the Province of Ontario. The Glimmer Transaction included purchase price consideration of $2,028 cash and 2,080,000 Apollo shares valued at $2,949. The total cost of the property is included in property, plant and equipment. If the old Glimmer mine is developed and reaches commercial production, an additional $2,322 (Cdn.$3,000) is due to the vendors to purchase the property free and clear of all encumbrances. The additional consideration will be recorded when it is more likely than not that it will be payable.

          Subsequent to the acquisition, management commenced a new exploration project on adjacent targets under the name "Black Fox". In the third quarter of 2003, following the delineation of proven and probable reserves, Black Fox was reclassified as an advanced development project whereby costs associated with the project will be capitalized until commercial production is reached.


================================================================================

4.   INVENTORIES

     Inventories  consists  of:

                               2003    2002
                             ------  ------

     Concentrate inventory   $   98  $    -
     Dore inventory              56       -
     Materials and supplies   2,685   2,926
     --------------------------------------
                             $2,839  $2,926
     ======================================


5.   PROPERTY,  PLANT  AND  EQUIPMENT

     The components of property, plant and equipment at December 31 are as follows:

                                                   2003                  2002
                                      -------------------------------  --------
                                               Accumulated   Net Book  Net Book
                                       Cost    Depreciation    Value    Value
                                      -------  -------------  -------  --------
     Mine assets
       Building, plant and equipment  $13,712  $       3,069  $10,643  $ 7,293
       Mining properties and
         development costs             25,740          5,328   20,412   15,963
     --------------------------------------------------------------------------
                                       39,452          8,397   31,055   23,256
       Mineral rights                   7,464              -    7,464    7,119
     --------------------------------------------------------------------------
     Total property, plant and
       equipment                      $46,916  $       8,397  $38,519  $30,375
     ==========================================================================

     Included in building, plant and equipment are assets held under capital leases which had cost of $3,190 and $792, and accumulated depreciation of $1,592 and $133, respectively, as at December 31, 2003 and 2002.


================================================================================

6.   RESTRICTED CERTIFICATE OF DEPOSIT

     The restricted certificate of deposit represents cash that has been placed in trust as security to the State of Montana and the State of Nevada relating to the Company's site closure obligations (see Note 9).

     The Company has entered into an agreement with CNA, an insurer, to complete the bonding requirements at MTMI. CNA committed to an approximate $15,000 15-year term bonding facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement. The agreement obligates MTMI to make payments of approximately $75 monthly until the balance in the trust account is equal to the penal sum of the CNA bond. At December 31, 2003, the restricted certificate of deposit for bonding requirements at MTMI is $2,663 (2002 - $1,557).

     At the Florida Canyon Mine the restricted certificate of deposit for bonding requirements at December 31, 2003 is $3,700 (2002 - $3,538). This covers areas excluded from the coverage of the SAFECO bond (Note 9). The Company also has other amounts on deposit with respect to its other projects.


7.   NOTES  PAYABLE

     The notes payable are secured by a fixed charge on certain machinery and equipment and bear interest at various rates between 3.615% and 7.5%, and are repayable as follows:

                       2004                         $ 4,117
                       2005                           2,650
                       2006                             625
                       -------------------------------------
                       Total notes payable            7,392
                       Less current portion          (4,117)
                       -------------------------------------
                       Total long-term obligations  $ 3,275
                       =====================================


8.   EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution 401(K) plan for all US employees. Employees have the right to invest up to 25% of their respective earnings up to the statutory limits. The Company will match 100% of the first 6% invested. The vesting schedule is two years. All US employees are eligible to participate on the first of the month after their date of hire.

     The amounts charged to earnings for the Company's defined contribution plan totaled $590, $522 and $Nil for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company maintains medical and life insurance benefits only for all active employees.


================================================================================

9.   ACCRUED SITE CLOSURE COSTS

     All of the Company's operations are subject to reclamation and closure requirements. Although the ultimate amount of site restoration costs is uncertain, on a regular basis, the Company monitors these costs and together with third party engineers prepares internal estimates to evaluate their bonding requirements. The estimates prepared by management are then reconciled with the requirements of the State and Federal officials.

     At December 31, 2003, the accrued site closure liability amounted to $21,619 (2002 - $20,508). This liability is based on the most recently prepared third party engineer reports, together with management's estimate of the Company's severance obligation upon closure of the related facility. The liability is covered by a combination of both surety bonds as well as a restricted certificate of deposit which in aggregate are valued at approximately $38,729.

     In view of the uncertainties concerning future removal and site restoration costs, as well as the applicable laws and legislations, the ultimate costs to the Company could differ materially from the amounts estimated by management. Future changes, if any, due to their nature and unpredictability, could have a material impact and would be reflected prospectively, as a change in accounting estimate.

     One of the Company's sureties, SAFECO Insurance Company of America ("SAFECO"), has sent notice to the regulatory authorities to cancel one of the bonds currently valued at $16,936. Through litigation, the surety instrument is still in place under full force and effect. This legal decision was challenged by SAFECO and during 2003 the original judgment was affirmed by the Court of Appeals. SAFECO did not take any further appeal within the time permitted for appeals and the favorable judgment has become final.

     The following table summarizes the effect to the Company's accrued site closure costs:

     Balance, December 31, 2001                                     $     -
     Additions during the year upon acquisition of Nevoro (Note 3)   20,876
     Accretion                                                          771
     Expenditures                                                    (1,139)
     -----------------------------------------------------------------------
     Balance, December 31, 2002                                      20,508
     Accretion                                                        1,280
     Expenditures                                                      (169)
     -----------------------------------------------------------------------
     Balance, December 31, 2003                                     $21,619
     =======================================================================

     The Company has estimated that the total obligations associated with the retirement of the Florida Canyon and Montana Tunnels mines at December 31, 2003 is $32,140. The $21,619 fair value of these obligations is determined using a 7.5% credit adjusted risk-free discount rate and expected payment of obligations over fifteen years.


================================================================================

10.  SHARE CAPITAL

     (a)  Authorized

          Unlimited  number  of  common  shares  with  no  par  value

     (b)  Issued and outstanding

                                                                  Contributed    Special
                                             Shares      Amount     Surplus      Warrants
                                           -----------  --------  ------------  ----------
Balance, December 31, 2000 and 2001            834,124  $ 41,186  $       177   $       -
Conversion of debentures (Note 10 (d)(i))   28,750,000    16,623        4,149           -
Issuance of shares on Nevoro
  acquisition (Note 3 (a))                   1,970,000     2,349            -           -
Black Fox purchase (Note 3 (b))              2,080,000     2,949            -           -
Conversion of special warrants
  private placement issued
  September 13, 2002 (Note 10 (d)(ii))       4,963,000     6,224            -           -
Flow-through common shares
  (Note 10 (d)(iii))                         1,593,750     2,875            -           -
Share compensation                                   -         -          615           -
Special warrants private placement
  issued December 23, 2002
  (Note 10 (d)(iv))                                  -         -        2,082       6,305
------------------------------------------------------------------------------------------
Balance, December 31, 2002                  40,190,874    72,206        7,023       6,305
Shares issued for cash (Note 10 (c))        24,432,300    37,314          388           -
Conversion of special warrants               6,000,000     6,305            -      (6,305)
Warrants exercised                           2,381,500     3,810            -           -
Options exercised                              158,616       127            -           -
Nevoro acquisition, senior executive
  share compensation                                 -         -          376           -
Shares issued to supplier                       50,000       113            -           -
Shares issued for land                          61,500       134            -           -
Fiscal 2002 stock-based compensation
  issued in 2003                               265,000       615         (615)          -
------------------------------------------------------------------------------------------
Balance, December 31, 2003                  73,539,790  $120,624  $     7,172   $       -
==========================================================================================


================================================================================

     (c)  Shares issued in 2003

          On September 26, 2003, the Company issued 22,300,000 shares for proceeds of $37,169, net of agent's commissions of $2,230, expenses of $679 and fair value of agent's options of $353.

          On October 27, 2003, the agents exercised their over-allotment option and the Company issued a further 2,132,300 shares for proceeds of $3,662, net of expenses of $220 and fair value of agent's options of $35. The Company granted the agents 732,969 agent's options with an exercise price of $1.67 (Cdn.$2.25) per option in connection with this issuance. These agent's options expire in two years and vest immediately. Using the fair value based method for stock-based compensation, share issuance costs of approximately $388 were recognized. This amount was determined using an option pricing model assuming no dividends were paid, a volatility of the Company's share price of 53%, an expected life of the options of two years, and annual risk-free rate of 3.50%.

     (d)  Shares issued in 2002

          (i) In 2002, the Company completed a private placement financing of $20,772, net of issue costs in the form of non-interest bearing convertible secured debentures, in order to finance the acquisition of Nevoro. Upon completion of the Plan of Arrangement, the debentures were converted into 28,750,000 common shares and 7,187,500 warrants of the Company. In addition, the underwriters were granted 718,750 warrants as additional compensation in connection with the issuance of the convertible debentures. Each warrant entitles the holder to acquire one share at a price of $1.60 per share until March 21, 2004. An amount of $4,149 was allocated to both sets of warrants and was presented as contributed surplus.

          (ii) On September 13, 2002 the Company issued 4,963,000 special warrants convertible to common shares to raise an additional $6,889, net of share issue expenses of $665. The warrants were subsequently converted into common shares.

         (iii) On November 21, 2002, under a private placement financing, the Company issued 1,500,000 flow-through common shares as defined in subsection 66(15) of the Income Tax Act (Canada). The aggregate proceeds amounted to $2,875. The Company issued 93,750 additional common shares from treasury, with an assigned value of $165, as consideration to the underwriter in connection with this transaction.


================================================================================

          (iv) On December 23, 2002, the Company issued 6,000,000 stock-warrant units under a private placement financing. Each unit consisted of one common share, and one-half of one common share purchase warrant. Each full common share purchase warrant entitled the holder to acquire from the Company, for a period of four years, at a price of $2.10 (Cdn.$3.25) per warrant, one additional common share. Each unit was issued at a price of $1.55 (Cdn.$2.40) for aggregate net proceeds of $9,343, net of issuance expenses of $955. Of the original proceeds, $2,082 was allocated to the related warrants and was presented as contributed surplus. During fiscal 2003 6,000,000 units were converted into common shares.

     (e)  Warrants

          The following summarizes outstanding warrants as at December 31, 2003:

                     Number of        Exercise            Expiry
          Warrants    Shares           Price               Date
          ---------  -----------  -----------------  -----------------
          5,524,750  5,524,750    $           1.60   March 21, 2004
          3,000,000  3,000,000     2.10 (Cdn.$3.25)  December 23, 2006
          ------------------------------------------------------------
          8,524,750  8,524,750
          ============================================================


================================================================================

     (f)  Options

          A summary of information concerning outstanding stock options at December 31, 2003 is as follows:

                                                            Performance-based
                                     Fixed Stock Options      Stock Options
                                    ---------------------  ---------------------
                                                Weighted               Weighted
                                    Number of    Average   Number of    Average
                                      Common    Exercise     Common    Exercise
                                      Shares      Price      Shares      Price
                                    ----------  ---------  ----------  ---------
       Balances, December 31, 2000
       and 2001                        68,855   $   44.14          -   $       -
         Options granted                    -           -  2,780,412        0.80
         Options cancelled            (68,855)      44.14          -           -
       -------------------------------------------------------------------------
       Balances, December 31, 2002          -           -  2,780,412        0.80
         Options granted            2,039,100        2.20          -           -
         Options exercised                  -           -   (158,616)       0.80
         Options cancelled           (151,800)       2.24   (121,642)       0.80
       -------------------------------------------------------------------------
       Balances, December 31, 2003  1,887,300   $    2.20  2,500,154   $    0.80
       =========================================================================


================================================================================

          (i)  Fixed stock option plan

               The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

               The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2003:


                       Options Outstanding                Options Exercisable
        ----------------------------------------------  ------------------------
                                            Weighted                  Weighted
                                            Average                   Average
                                            Exercise                  Exercise
          Number             Expiry           Price        Number       Price
        Outstanding           Date          per Share   Exercisable   per Share
        -----------  ---------------------  ----------  ------------  ----------

          1,563,200    February 18, 2013    $     2.24             -  $        -
              4,100    March 28, 2013             2.34             -           -
             70,000    May 21, 2013               2.27             -           -
            150,000    August 22, 2013            2.12             -           -
            100,000    November 13, 2013          1.67             -           -
        ------------------------------------------------------------------------
          1,887,300                         $     2.20             -  $        -
        ========================================================================

          (ii) Performance-based stock option plan

               As part of the Nevoro acquisition, 2,780,412 performance-based options with an expiry date of June 25, 2007 were granted to certain directors, officers and employees, and are subject to a reduction if certain performance criteria are not met. Furthermore, certain senior executives are entitled to receive 530,000 performance-based common shares subject to a reduction if certain performance criteria are not met.


================================================================================

          (ii) Performance-based stock option plan (continued)

               In fiscal 2002, one-half of the performance-based options and common shares vested based upon the established performance criteria. The balance of the options vest based upon the established fiscal 2003 performance criteria. Furthermore, one half of the related performance-based common shares were approved for issuance in 2003 based upon the fiscal 2002 performance and the balance of the shares vest based upon the established fiscal 2003 performance criteria. An expense of $376 has been recorded in the statement of operations relating to the fair value expense of the performance-based common shares vesting in fiscal 2003 and credited to contributed surplus.

     (g)  Stock-based compensation

          The following pro forma financial information presents the net loss for the year and the basic and diluted loss per common share had the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments:

                                                  2003      2002
                                                --------  --------
          Net loss
            As reported                         $(2,186)  $(3,051)
            Compensatory fair value of options   (3,871)   (1,980)
          --------------------------------------------------------
            Pro forma                           $(6,057)  $(5,031)
          ========================================================

          Basic and diluted loss per share
            As reported                         $ (0.04)  $ (0.16)
            Pro forma                             (0.11)    (0.26)
          ========================================================


================================================================================

          Using the fair value based method for stock-based compensation, additional costs of approximately $3,876 and $1,980 would have been recorded for the years ended December 31, 2003 and 2002, respectively. These amounts were determined at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                    2003    2002
                                   ------  ------

          Risk free interest rate  3.534%  3.550%
          Dividend yield               0%      0%
          Volatility                  75%     92%
          Expected life in years     5.0     2.0


          The weighted average grant-date fair value of stock options granted during 2003 was $1.40.

     (h)  Issuable common shares

          The Company is committed under a previous agreement to issue such number of fully paid common shares as shall have a market value of $231. To date, none of these shares have been issued.

11.  INCOME TAXES

     The Company did not record a provision or benefit for income taxes for the periods ended December 31, 2003, 2002 and 2001, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

     The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the loss before tax provision due to the following:

                                               2003      2002     2001
                                              -------  --------  -------
     Statutory tax rate                        37.62%    39.62%   44.67%
     -------------------------------------------------------------------

     Recovery of income taxes computed
       at standard rates                      $  822   $ 1,209   $  203
     Lower foreign tax rates                     (10)      (34)       -
     Tax losses not recognized in the period
       that the benefit arose                   (812)   (1,175)    (203)
     -------------------------------------------------------------------
                                              $    -   $     -   $    -
     ===================================================================

     The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

                                                       2003       2002
                                                     ---------  ---------
     Future income taxes
       Net operating losses carried forward          $ 35,217   $ 32,455
       Foreign exploration and development expenses     1,784      1,370
     --------------------------------------------------------------------
                                                       37,001     33,825
     Less:  Valuation allowance                       (37,001)   (33,825)
     --------------------------------------------------------------------
     Net future income tax asset                     $      -   $      -
     ====================================================================

     Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations.

     At December 31, 2003, the Company has the following unused tax losses available for tax purposes:

     Country         Amount    Expiry
     -------------  -------  ---------

     Canada         $15,718  2004-2010
     United States   84,232  2011-2023


================================================================================

12.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     (a)  Market risk

          Due to the nature of the precious metals market, the Company is not dependent on a significant customer to provide a market for its refined gold and silver. However, if the Company had to change the smelters to which zinc, lead, and pyrite concentrates are shipped, the additional transportation costs could be considerable. Although it is possible that the Company could be directly affected by weaknesses in the metals processing business, the Company periodically monitors the financial condition of its customers.

          Accounts  receivable  at December 31, 2003 are due from two customers.

     (b) The estimated fair value of the Company's financial instruments was as follows:

                                                 December 31,
                                     -------------------------------------
                                            2003               2002
                                     ------------------  -----------------
                                     Carrying    Fair    Carrying    Fair
                                      Amount     Value    Amount    Value
                                     ---------  -------  ---------  ------

          Cash and cash equivalents  $  25,851  $25,851  $   8,426  $8,426
          Short-term investments         5,855    5,855          -       -
          Accounts receivable            4,647    4,647      3,228   3,228
          Accounts payable               5,848    5,848      4,935   4,935
          Accrued liabilities            2,781    2,781      1,961   1,961
          Notes payable
            Current                      4,117    4,117      3,114   3,114
            Non-current                  3,275    3,275      5,247   5,247

          The fair value of notes payable was determined using the discounted cash flows at prevailing market rates. The fair value of the Company's other financial instruments was estimated to approximate their carrying value due primarily to the immediate or short-term maturity of these financial instruments.


================================================================================

     (c)  Gold hedges

          The Company has entered into hedging contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of December 31, 2003 there are 64,000 ounces remaining on these contracts. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of two hundred and ninety-five dollars per ounce and a call option strike price of three hundred and forty-five dollars per ounce. The Company has also entered into certain spot deferred forward contracts for the delivery of 15,862 ounces of gold. Gains or losses on these spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. As at December 31, 2003, the fair value of the contracts is a loss of $5,911 (December 31, 2002 - $2,265).

          The  contracts  mature  as  follows:

                                      Ounces of
                                           Gold
                                      ---------
                              2004       63,862
                              2005       16,000
                              -----------------
                                         79,862
                              =================


13.  COMMITMENTS AND CONTINGENCIES

     (a)  Royalties

          The Company's properties are subject to royalty obligations based on minerals produced from the properties. The current reserves at the FCMI are subject to a 2.5% net smelter return royalty. The MTMI reserves are not subject to a royalty obligation. Royalty obligations for other properties arise upon mine production.

     (b)  Environmental

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


================================================================================

     (c)  Litigation and claims

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

     (d)  Bank indebtedness

          During the year ended December 31, 2003 the Company entered into a $5,000 Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). The Company must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, the Company must meet certain covenants. As of December 31, 2003, the Company has no amount outstanding under the revolving loan and is in compliance with the covenants.


14.  LEASE COMMITMENTS

     Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2003 were as follows:

                                                          Capital   Operating
                                                           Leases     Leases
                                                          --------  ----------
     2004                                                 $  1,234  $      160
     2005                                                      435          86
     2006                                                      254          77
     2007                                                        -          75
     2008                                                        -          25
     -------------------------------------------------------------------------
     Total                                                   1,923  $      423
                                                                    ==========
     Less imputed interest                                      52
                                                          --------
     Total present value of minimum capitalized payments     1,871
     Less current portion of capital lease obligations       1,202
     -------------------------------------------------------------
     Long-term capital lease obligations                  $    669
     =============================================================

     Rent expense under non-cancelable operating leases was $87, $17 and $Nil for 2003, 2002 and 2001, respectively. The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.


================================================================================

15.  NET CHANGE IN NON-CASH OPERATING WORKING CAPITAL ITEMS

                                            2003      2002     2001
                                          --------  --------  ------
     (Increase) decrease in:
       Accounts receivable                $(1,419)  $(1,716)  $   -
       Prepaids                               (20)     (346)     12
       Broken ore on leach pad               (718)    1,752       -
       Inventories                             87      (259)      -
     Increase (decrease) in:
       Accounts payable                       913      (668)    (45)
       Accrued liabilities                    820        95       -
       Property and mining taxes payable      169       (64)      -
     ---------------------------------------------------------------
                                          $  (168)  $(1,206)  $ (33)
     ===============================================================


16.  RELATED  PARTY  TRANSACTIONS

     The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2003:

                                                      2003   2002   2001
                                                      -----  -----  -----
     Legal fees paid to two law firms, a partner
       of each firm is a director of the Company      $ 795  $ 153  $   -

     Legal fees paid to law firm, a partner of which
       is related to an officer of the Company          463     77      -

     Consulting services paid to a relative of an
       officer and director of the Company               64     63      -

     These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.


17.  SEGMENTED  INFORMATION

     Apollo operates the Montana Tunnels and Florida Canyon Mines in the United States and the Black Fox development project in Canada. As the products and services of the Company's largest segments, Montana Tunnels and Florida Canyon, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The accounting policies for these segments are the same as those followed by the Company as a whole.


================================================================================

     Amounts as at December 31, 2003 are as follows:

                                     Montana   Florida   Black   Corporate
                                     Tunnels    Canyon    Fox    and Other    Total
                                     --------  --------  ------  ----------  --------
Cash and cash equivalents            $    754  $     19  $   95  $   24,983  $ 25,851
Short-term investments                      -         -       -       5,855     5,855
Broken ore on leach pad - current           -     9,594       -           -     9,594
Other non-cash current assets           5,345     2,263      71         359     8,038
-------------------------------------------------------------------------------------
                                        6,099    11,876     166      31,197    49,338
Broken ore on leach pad - long-term         -     1,827       -           -     1,827
Property, plant and equipment          15,559    13,529   8,914         517    38,519
Deferred stripping costs               24,033         -       -           -    24,033
Restricted certificate of deposit       2,663     3,809     377          44     6,893
-------------------------------------------------------------------------------------
Total assets                         $ 48,354  $ 31,041  $9,457  $   31,758  $120,610
=====================================================================================

Current liabilities                  $  6,140  $  6,515  $  507  $      664  $ 13,826
Notes payable                             980     2,295       -           -     3,275
Accrued site closure costs              9,148    12,471       -           -    21,619
-------------------------------------------------------------------------------------
Total liabilities                    $ 16,268  $ 21,281  $  507  $      664  $ 38,720
=====================================================================================

     Amounts as at December 31, 2002 are as follows:

                                     Montana   Florida   Black   Corporate
                                     Tunnels    Canyon    Fox    and Other    Total
                                     --------  --------  ------  ----------  -------
Cash and cash equivalents            $     89  $     20  $2,814  $    5,503  $ 8,426
Broken ore on leach pad - current           -     8,990       -           -    8,990
Other non-cash current assets           3,678     2,725      15         268    6,686
------------------------------------------------------------------------------------
                                        3,767    11,735   2,829       5,771   24,102
Broken ore on leach pad - long-term         -     1,713       -           -    1,713
Property, plant and equipment          12,627    12,771   4,977           -   30,375
Deferred stripping costs               16,998         -       -           -   16,998
Restricted certificate of deposit       1,557     3,538     100         107    5,302
------------------------------------------------------------------------------------
Total assets                         $ 34,949  $ 29,757  $7,906  $    5,878  $78,490
====================================================================================

Current liabilities                  $  4,847  $  4,357  $    -  $    1,717  $10,921
Notes payable                           1,040     4,207       -           -    5,247
Accrued site closure costs              8,679    11,829       -           -   20,508
------------------------------------------------------------------------------------
Total liabilities                    $ 14,566  $ 20,393  $    -  $    1,717  $36,676
====================================================================================


================================================================================

     Amounts for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                YEAR ENDED DECEMBER 31, 2003
                                    -----------------------------------------------------
                                     Montana    Florida    Black     Corporate
                                     Tunnels    Canyon      Fox      and Other    Total
                                    ---------  ---------  --------  -----------  --------
Revenue from sale of minerals       $ 30,858   $ 35,983   $     -   $        -   $66,841
-----------------------------------------------------------------------------------------
Direct operating costs                27,149     28,535         -            -    55,684
Depreciation and amortization          1,251      3,731         -           15     4,997
General and administrative                 -          -         -        4,651     4,651
Share-based compensation                   -          -         -          376       376
Accrued site closure costs
  - accretion expense                    500        780         -            -     1,280
Royalties                                  -        898         -            -       898
Exploration and development                -          -     1,553          564     2,117
-----------------------------------------------------------------------------------------
                                      28,900     33,944     1,553        5,606    70,003
-----------------------------------------------------------------------------------------
Operating income (loss)                1,958      2,039    (1,553)      (5,606)   (3,162)
Interest income                            -          -         -          213       213
Interest expense                        (152)      (339)        -          (53)     (544)
Foreign exchange gain (loss)
  and other                                -          -      (271)       1,578     1,307
-----------------------------------------------------------------------------------------
Net (loss) income                   $  1,806   $  1,700   $(1,824)  $   (3,868)  $(2,186)
=========================================================================================

Investing activities
  Property, plant and equipment
    expenditures                    $  4,184   $  4,489   $ 3,937   $      531   $13,141
  Deferred stripping expenditures      8,734          -         -            -     8,734


================================================================================

                                                Year ended December 31, 2002
                                    ----------------------------------------------------
                                     Montana    Florida    Black    Corporate
                                     Tunnels    Canyon      Fox     and Other    Total
                                    ---------  ---------  -------  -----------  --------
Revenue from sale of minerals       $      -   $ 20,410   $    -   $        -   $20,410
----------------------------------------------------------------------------------------

Direct operating costs                     -     15,696        -           30    15,726
Depreciation and amortization              -      3,488        -            -     3,488
General and administrative                 -          -        -        2,286     2,286
Share-based compensation                   -          -        -          615       615
Accrued site closure costs
  - accretion expense                    300        471        -            -       771
Royalties                                  -        508        -            -       508
Exploration and development              114          -        -          337       451
----------------------------------------------------------------------------------------
                                         414     20,163        -        3,268    23,845
----------------------------------------------------------------------------------------
Operating income (loss)                 (414)       247        -       (3,268)   (3,435)
Interest income                           29          -        -           47        76
Interest expense                        (260)      (463)       -         (268)     (991)
Foreign exchange gain (loss)
  and other                              236        621      (99)         541     1,299
----------------------------------------------------------------------------------------
Net (loss) income                   $   (409)  $    405   $  (99)  $   (2,948)  $(3,051)
========================================================================================

Investing activities
  Property, plant and equipment
    expenditures                    $  1,967   $  2,515   $4,977   $        -   $ 9,459
  Deferred stripping expenditures     12,129          -        -            -    12,129

     For the year ended December 31, 2001, all activity was in the Corporate and Other segment.


================================================================================

18.  DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

     The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the years ended December 31, 2003, 2002 and 2001.

     Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

     CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2003 AND 2002

                            Property,    Deferred
                            Plant and    Stripping    Accounts      Other        Share    Contributed
                            Equipment      Costs      Payable    Liabilities    Capital     Surplus      Deficit
                           -----------  -----------  ----------  ------------  ---------  ------------  ---------
As at December 31, 2003,
  Canadian GAAP            $   38,519   $   24,033   $   5,848   $          -  $120,624   $      7,172  $(46,137)

Convertible debenture (b)           -            -           -              -         -         20,675   (20,675)
Share-based
  compensation (c)                  -            -           -              -         -          4,343    (4,343)
Gold hedge loss (d)                 -            -        (551)         5,911         -              -    (5,360)
Impairment of property,
  plant and equipment,
  capitalized deferred
  stripping costs and
  change in depreciation
  and amortization (e)         (5,543)      (8,740)          -              -         -              -   (14,283)
Flow-through common
  shares (f)                        -            -           -              -      (238)             -       238
Black Fox development
  costs (g)                    (3,643)           -           -              -         -              -    (3,643)
-----------------------------------------------------------------------------------------------------------------
As at December 31, 2003,
  U.S. GAAP                $   29,333   $   15,293   $   5,297   $      5,911  $120,386   $     32,190  $(94,203)
=================================================================================================================


================================================================================

18.  DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (CONTINUED)

                                                          Property,   Deferred
                                             Restricted   Plant and   Stripping    Other          Share    Contributed
                                   Cash         Cash      Equipment    Costs    Liabilities      Capital     Surplus    Deficit
                               ------------  ----------  -----------  --------  ------------  -------------  --------  ---------
As at December 31, 2002,
  Canadian GAAP                $     8,426   $        -  $   30,375   $16,998   $          -  $     72,206   $  7,023  $(43,951)

Convertible debenture (b)                -            -           -         -              -             -     20,675   (20,675)
Share-based compensation (c)             -            -           -         -              -             -      2,604    (2,604)
Gold hedge loss (d)                      -            -           -         -          2,265             -          -    (2,265)
Impairment of property,
  plant and equipment,
  capitalized deferred
  stripping costs and change
  in depreciation and
  amortization (e)                       -            -      (5,456)   (8,828)             -             -          -   (14,284)
Flow-through common
  shares (f)                        (2,845)       2,845           -         -            238          (238)         -         -
--------------------------------------------------------------------------------------------------------------------------------
As at December 31, 2002,
  U.S. GAAP                    $     5,581   $    2,845  $   24,919   $ 8,170   $      2,503  $     71,968   $ 30,302  $(83,779)
================================================================================================================================

     Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

                                                       2003       2002      2001
                                                     ---------  ---------  -------
Net loss for the year ended December 31,
  based on Canadian GAAP                             $ (2,186)  $ (3,051)  $ (454)
Marketable securities (a)                                   -          -      (54)
Convertible debenture (b)                                   -    (20,675)       -
Share-based compensation (c)                           (1,739)    (2,604)       -
Gold hedge loss (d)                                    (3,095)    (2,265)       -
Impairment of property, plant and equipment and
  change in depreciation (e)                              (87)    (5,456)       -
Impairment of capitalized deferred stripping costs
  and change in amortization (e)                           88     (8,828)       -
Flow-through shares premium paid in excess
  of market value (f)                                     238          -        -
Black Fox development costs (g)                        (3,643)         -        -
----------------------------------------------------------------------------------
Net loss for the year based on U.S. GAAP             $(10,424)  $(42,879)  $ (508)
==================================================================================
Comprehensive loss                                   $(10,424)  $(42,879)  $ (508)
==================================================================================
Net loss per share - U.S. GAAP - basic and diluted   $  (0.19)  $  (2.22)  $(0.61)
==================================================================================


================================================================================

     (a)  Marketable securities

          In accordance with Canadian GAAP, the Company's marketable securities are carried at the lower of cost and quoted market values. Under U.S. GAAP, these investments would be considered as trading securities and marked to market, with unrealized gains and losses included in the Consolidated Statement of Operations. The related securities were sold in fiscal 2001.

     (b)  Convertible debenture

          Under Canadian GAAP, the convertible debenture was recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $20,675 in the year ended December 31, 2002. Canadian GAAP does not require the recognition of any beneficial conversion feature.

     (c)  Share-based compensation

          In accordance with Canadian GAAP, the Company has not recorded any expense with respect to stock options granted to employees. Under U.S. GAAP, the Company has elected to continue to measure its employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock
          Issued  to  Employees"  ("APB  No.  25").

          Beginning in the first quarter of 2004, the Company will expense stock options in the financial statements as a component of compensation expense in accordance with SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This method of accounting will be similar to the method under Canadian GAAP as disclosed in Note 2 (p) and, as such, no difference will arise.

          In fiscal 2003, an expense of $1,739 has been recorded under APB No. 25 with respect to the intrinsic value of stock options granted in the year and in fiscal 2002, an expense of $2,604 has been recorded under APB No. 25. In addition, under APB No. 25, the performance shares granted during 2002 are accounted for as variable awards until the performance targets are met.


================================================================================

     (d)  Gold hedge loss

          Under Canadian GAAP, gains or losses on spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. Under U.S. GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Furthermore, U.S. GAAP also requires fair value accounting to be used for all types of derivatives. As the Company has chosen not to meet these requirements for U.S. GAAP purposes, a charge of $2,265 has been recorded in the fourth quarter of fiscal 2002 to reflect the fair value loss on the contracts outstanding at December 31, 2002, and an additional loss of $3,095 has been recorded in the year ended December 31, 2003 to reflect the fair value loss on the contracts between December 31, 2002 and 2003. The gold hedge loss on outstanding hedge contracts amounted to $5,911 and $2,265 at December 31, 2003 and 2002, respectively.

     (e) Impairment of property, plant and equipment and capitalized deferred stripping costs

          Under Canadian GAAP, write-downs for impairment of property, plant and equipment and capitalized deferred stripping costs are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs are determined using current proven and probable reserves. In addition, under U.S. GAAP, future cash flows from impaired properties are discounted. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment and capitalized deferred stripping costs of $14,284 has been recorded as an impairment. This write-down has resulted in an adjustment of depreciation and amortization expense for U.S. GAAP purposes, upon recommencement of commercial production at the Montana Tunnels Mine in April 2003, of $14,283 at December 31, 2003.

     (f)  Flow-through common shares

          Under Canadian income tax legislation, a company is permitted to issue shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. The Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP. At the time of issue, the funds received are recorded as share capital. For U.S. GAAP, the premium paid in excess of the market value of $238 is credited to other liabilities and included in income as the qualifying expenditures are made.


================================================================================

          Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.

          As at December 31, 2003, unexpended flow-through funds were $Nil (December 31, 2002 - $2,845).

     (g)  Black Fox Project

          Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $3,643 has been recorded as at December 31, 2003.

     (h)  Statement of Cash Flows

          Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the year ended December 31, 2003 and 2002 would reflect a reduction in cash utilized in investing activities of $8,734 and $12,129, respectively, and a corresponding increase in cash utilized in operating activities.

     (i)  Comprehensive income

          Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only component of comprehensive loss is the net loss for the period.

     (j) Supplemental information for U.S. GAAP purposes on stock-based compensation

          Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employees stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                    2003    2002   2001
                                   ------  ------  -----

          Risk free interest rate  3.534%  3.550%     0%
          Dividend yield               0%      0%     0%
          Volatility                  75%     92%     0%
          Expected life in years     5.0     2.0      -

          The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $1.40, $1.58 and $Nil, respectively, and the expense is amortized over the vesting period.

          The following table presents the net loss and net loss per share, under U.S. GAAP, as if the Company had recorded compensation expense under SFAS No. 123 with the estimated fair value of the options being amortized to expense over the options' vesting period.

                                            2003       2002      2001
                                          ---------  ---------  -------
Net loss for the year based on U.S. GAAP  $(10,424)  $(42,879)  $ (508)
Stock option expense as reported             2,115      3,219        -
Pro forma stock option expense              (4,247)    (2,595)      (1)
-----------------------------------------------------------------------
Net loss - pro forma                      $(12,556)  $(42,255)  $ (509)
=======================================================================

Net loss per share, basic and diluted -
  based on U.S. GAAP                      $  (0.19)  $  (2.22)  $(0.61)
Stock option expense as reported              0.04       0.17        -
Pro forma stock option expense               (0.08)     (0.14)       -
-----------------------------------------------------------------------
Net loss per share, basic and
  and diluted - pro forma                 $  (0.23)  $  (2.19)  $(0.61)
=======================================================================


================================================================================

     (k)  Recently issued accounting pronouncements

          In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements of FIN 45 were effective for financial statements for period ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in fiscal 2002. The initial recognition and measurement provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The Company adopted the recognition and measurement requirements of FIN 45 in fiscal 2003, which had no material impact on its results of operations, financial position or liquidity.

          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003 however, earlier adoption is permitted. The Company adopted FIN 46 on July 1, 2003. Adoption of this standard did not have a material effect on the Company's results of operations, financial position or disclosures.

          In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued. In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company adopted SFAS No. 149 on July 1, 2003. Adoption of this standard did not have a material impact on the Company's financial position or disclosures.

          In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. In general this statement requires that those instruments be classified as liabilities rather than equity on the balance sheet. The Company adopted this standard on July 1, 2003. Adoption of this standard did not have a material impact on the Company's financial position or disclosures.


================================================================================

18.  DIFFERENCES  BETWEEN  CANADIAN  AND  U.S.  GAAP  (CONTINUED)

          CICA Handbook Sections 3063 - "Impairment of Long Lived Assets" and 3475 - "Disposal of Long Lived Assets and Discontinued Operations" were amended to harmonize with SFAS 144. The standards will require an impairment loss to be recognized when the carrying amount of an asset held for use exceeds the sum of the undiscounted cash flows. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. An asset held for sale is to be measured at the lower of carrying cost or fair value less cost to sell. In addition, this guidance broadens the concept of a discontinued operation and eliminates the ability to accrue operating losses expected between the measurement date and the disposal date.
          Section 3063 is effective for fiscal years beginning on or after April 1, 2003 and Section 3475 applies to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003. The Company will adopt this new standard in its 2004 financial statements.

          CICA Handbook Section 3475 - "Disposal of Long Lived Assets and Discontinued Operations" establishes standards for the recognition, measurement, presentation and disclosure of the disposal of long lived assets. It also establishes standards for the presentation and disclosure of discontinued operations, whether or not they include long-lived assets. The new recommendations apply to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003. As at December 31, 2003, the Company does not have any long lived assets subject to disposal in accordance with these new standards.

          The CICA issued Accounting Guideline 13, AcG-13, "Hedging Relationships", which requires that in order to apply hedge accounting, all hedging relationships must be identified, designated, documented and effective. Where hedging relationships cannot meet these requirements, hedge accounting must be discontinued. AcG-13 is applicable for fiscal years beginning on or after July 1, 2003. The provisions of this recently issued accounting pronouncement are currently being assessed by management.

          The CICA issued Accounting Guideline 14, AcG-14, "Disclosures of Guarantees" which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Company adopted the provisions of this guideline in fiscal 2003, which had no material impact on its results of operations, financial position or liquidity.

          The CICA issued Accounting Guideline 15, "Consolidation of Variable Interest Entities", which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Management does not expect the adoption of the new guideline to have a material impact on its financial statements.


================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Arthur Andersen LLP was Pursuit's independent auditor; however, effective June 3, 2002, Arthur Andersen LLP, ceased practicing public accounting. Apollo Gold Corporation engaged Deloitte & Touche LLP as our new independent certified public accountants effective June 17, 2002. Deloitte & Touche LLP independently reaudited our historical financial statements and did not rely on any of Arthur Andersen LLP's work product.

     Our Board of Directors, with the recommendation of the Audit Committee of the Board of Directors and with the approval of our shareholders, authorized and approved the engagement of Deloitte & Touche LLP. During our two most recent fiscal years and the subsequent period prior to such appointment, we did not consult Deloitte & Touche LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

ITEM  9A.  CONTROLS  AND  PROCEDURES.

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


                                    PART III

ITEM  10.     Directors  and  Executive  Officers  of  the  Registrant

     Information with respect to "Directors and Executive Officers of the Registrant" may be found in our 2004 Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 (the "Proxy Statement"). The Proxy Statement will be filed within 120 days after the close of the 2003 fiscal year. Such information is incorporated herein by reference.

ITEM  11.     Executive  Compensation

     Information with respect to "Executive Compensation" may be found in our 2004 Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 (the "Proxy Statement"). The Proxy Statement will be filed within 120 days after the close of the 2003 fiscal year. Such information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" may be found in our 2004 Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 (the "Proxy Statement"). The Proxy Statement will be filed within 120 days after the close of the 2003 fiscal year. Such information is incorporated herein by reference.

ITEM  13.     Certain  Relationships  and  Related  Transactions

     Information with respect to "Certain Relationships and Related Transactions" may be found in our 2004 Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 (the "Proxy Statement"). The Proxy Statement will be filed within 120 days after the close of the 2003 fiscal year. Such information is incorporated herein by reference.

ITEM  14.     Principal  Accounting  Fees  and  Services

     Information with respect to "Principal Accounting Fees and Services" may be found in our 2004 Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004 (the "Proxy Statement"). The Proxy Statement will be filed within 120 days after the close of the 2003 fiscal year. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     DOCUMENTS  FILED  AS  PART  OF  THIS  REPORT:

     1. Financial Statements. The financial statements of Apollo Gold Corporation are included in a separate section of this Annual Report on Form 10-K.

     2. Financial Statement Schedules. The financial statement schedules of Apollo Gold Corporation have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are attached hereto and incorporated herein by reference:

Exhibit No.   Exhibit Name
-----------   ------------

         1.1   Agency Agreement dated as of September 19, 2003, by and among Apollo Gold
               Corporation, BMO Nesbitt Burns Inc., Canaccord Capital Corporation, Griffiths
               McBurney & Partners, Orion Securities Inc. and Westwind  Partners Inc. (2)

         2.1   Merger Agreement dated as of January 31, 2002, by and among Nevoro Gold
               Corporation, Nevoro Gold USA, Inc. and Apollo Gold Corporation.  (1)

         2.2   International Pursuit Corporation and Nevoro Gold Corporation Arrangement
               Agreement dated May 13, 2002. (1)

         2.3   Purchase Agreement dated May 30, 2003 by and between Exall Resources
               Limited, Glimmer Resources, Inc. and International Pursuit Corporation. (1)

      2.3(a)   Amendment Agreement dated as of September 5, 2002, by and between Exall
               Resources Limited, Glimmer Resources, Inc. and Apollo Gold Corporation. (1)

         3.1   Letters Patent of the Registrant Brownlee Mines (1936) Limited from the
               Province of Ontario dated June 30, 1936. (1)

         3.2   Supplementary Letters Patent of the Registrant from the Province of Ontario dated June 5, 1946. (1)

         3.3   Change of name of the Registrant from Brownlee Mines (1936) Limited to
               Juliet-Quebec Mines, Limited dated January 7, 1939 from the Province of
               Ontario. (1)

         3.4   Supplementary Letters Patent of the Registrant dated July 5, 1944, from the
               Province of Ontario. (1)

         3.5   Certificate of Amendment of Articles of the Registrant effective July 20, 1972.
               (1)

         3.6   Certificate of Amendment of Articles of the Registrant effective on November
               28, 1975. (1)

         3.7   Certificate of Amendment of Articles of the Registrant effective on August 14,
               1978. (change of name to J-Q Resources Inc.) (1)

         3.8   Certificate of Articles of Amendment of the Registrant effective on July 15,
               1983. (1)

         3.9   Certificate of Articles of Amendment of the Registrant effective July 7, 1986. (1)


        3.10   Certificate of Articles of Amendment of the Registrant effective August 6, 1987
               (change of name to International Pursuit Corporation) (1)

        3.11   Certificate of Articles of Arrangement of the Registrant effective June 25, 2002
               (change of name to Apollo Gold Corporation). (1)

        3.12   Certificate of Continuance filed May 28, 2003 (1)

        3.13   By-Laws of the Registrant, as amended to date. (1)

         4.1   Sample Certificate of Common Shares of the Registrant. (1)

         4.2   See Exhibits 3.1 through 3.11. (1)

         4.3   Form of Convertible Secured Debenture dated March 20, 2002, by and among
               Registrant and certain investors. (1)

         4.4   Form of Special Warrant dated September 13, 2002, by and among Registrant and certain  investors. (1)

         4.5   Registration Rights Agreement dated September 13, 2002 by and among
               Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders. (1)

         4.6   Form of Special Warrants Purchase Agreement dated September 13, 2002, by and among Registrant and certain investors. (1)

         4.7   Form of Subscription and Renunciation Agreement dated November 21, 2002, by and among Registrant and certain investors. (1)

         4.8   Form of Unit Purchase Agreement dated December 23, 2002, by and among
               Registrant and certain investors. (1)

         4.9   Form of Warrant Agreement dated December 23, 2002, by and among Registrant and certain investors. (1)

        4.10   Registration Rights Agreement dated December 23, 2002, by and among
               Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders. (1)

        4.11   Form of Subscription Agreement dated December 23, 2002, by and among
               Registrant and certain investors. (1)

        4.12   Form of Subscription Agreement dated September 26, 2003, by and among
               Registrant and certain investors. (2)

        4.13   Registration Rights Agreement dated September 26, 2003, by and among
               Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders. (2)


        10.1   Amended and Restated Employment agreement dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, President and Chief
               Executive Officer. (1)

        10.2   Amended and Restated Employment agreement dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, Vice-President,
               Exploration. (1)

        10.3   Amended and Restated Employment agreement dated May, 2003, by and between Apollo Gold Corporation and Donald W. Vagstad, Vice-President,
               General Counsel and Secretary. (1)

        10.4 Amended and Restated Employment agreement dated May, 2003, by and between Apollo Gold Corporation and David K. Young, Vice-President,
               Business Development. (1)

        10.5   Amended and Restated Employment agreement dated May, 2003, by and between Apollo Gold Corporation and R. Llee Chapman, Vice-President, Chief
               Financial Officer. (1)

        10.6   Separation of Employment and General Release Agreement dated January 14,
               2003, by and between Apollo Gold Corporation and Donald S. Robson. (1)

        10.7   Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan. (1)

        10.8   Apollo Gold Corporation Stock Option Incentive Plan. (1)

        10.9   Form of Stock Option Agreement used for Apollo Gold Corporation Stock
               Option Incentive Plan. (1)

       10.10   Sublease Agreement dated July 18, 2002 by and between Texaco, Inc., a
               Delaware Corporation and Apollo Gold, Inc. (1)

    10.10(a)   First Amendment dated February 21, 2003 to Sublease Agreement. (1)

       10.11   Term Bonding Agreement dated August 1, 2002 among National Fire Insurance
               Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and
               Montana Tunnels Mining, Inc. (1)

       10.12   Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan
               (Employee Savings Plan). (1)

       10.13   Installment Sales Contract between Florida Canyon Mining, Inc. and Caterpillar
               Financial Services Corporation dated January 9, 2002. (1)

    10.13(a)   Second Installment Sales Contract between Florida Canyon Mining, Inc. and
               Caterpillar Financial Services Corporation dated January 9, 2002. (1)

    10.13(b)   Finance Lease between Florida Canyon Mining and Caterpillar Financial
               Services Corporation dated as of August 23, 2002. (1)


    10.13(c)   Security Agreement and Promissory Note between Apollo Gold, Inc. and
               Caterpillar Financial Services Corporation dated October 9, 2002.  (114 Master
               Lease Agreement dated December 28, 1995 between Atel Leasing Corporation and Pegasus Gold Corporation. (1)

    10.14(a)   Second Amendment to Lease Supplement No.1 To Master Lease Agreement No.
               PEGA1. (1)

       10.15   Montana Tunnels Zinc Concentrate Agreement by and between Teck Cominco
               Metals LTD  and Apollo Gold Corporation dated October 1, 2002 (Agreement
               ZN 48-2002-08). (1)

       10.16   Montana Tunnels Lead Concentrate Agreement by and between Teck Cominco
               Metals LTD and Apollo Gold Corporation dated October 1, 2002 (Agreement
               ZN 48-2002-15). (1)

       10.17   Revolving Loan, Guaranty and Security Agreement by and between Apollo
               Gold, Inc. and Standard Bank London limited dated June 25, 2003. (1)

       10.18   Form of Indemnification Agreement between Apollo Gold Corporation and its officers and directors.

       10.19 Form of Indemnification Agreement between Apollo Gold Corporation subsidiaries and their respective officers and directors.

        21.1   List of subsidiaries of the Registrant. (1)

        23.1   Consent of Deloitte & Touche LLP

        31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
               Oxey Act.

        31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
               Oxey Act.

        32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
               Oxey Act.

        32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
               Oxey Act.

        99.1   Location of Florida Canyon Mine. (1)

        99.2   Location of Montana Tunnels Mine. (1)

(1)  Incorporated by reference to the Registration Statement on Form 10 (File No. 001-31593)

(2)  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-109511)

     (b)     REPORTS  ON  FORM  8-K.

On November 17, 2003, Apollo Gold Corporation issued a press release announcing its results of operations for the third quarter ended September 30, 2003. The full text of the press release was set forth in our Form 8-K filed on November 17, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO  GOLD  CORPORATION

/s/  R.  David  Russell
-----------------------
R. David Russell, President and Chief Executive Officer

March 30, 2004

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/  R.  David  Russell        President  and                   March 30, 2004
-----------------------        Chief Executive Officer and
R.  David  Russell             a  Director


/s/  G.W.  Thompson            Chairman  of  the  Board  of     March 30, 2004
-----------------------        Directors and a Director
G.W.  Thompson


/s/  R. Llee Chapman  l        Vice President, Chief            March 30, 2004
-----------------------        Financial Officer, Treasurer
R. Llee Chapman                & Controller


/s/  G. Michael  Hobart        Assistant  Secretary  and        March 30, 2004
-----------------------        a  Director
Michael  Hobart


/s/  Charles  E.  Stott        Director                         March 30, 2004
-----------------------
Charles  E.  Stott


/s/  Robert  A.  Watts         Director                         March 30, 2004
-----------------------
Robert  A.  Watts


/s/  W.S.  Vaughan             Director                         March 30, 2004
-----------------------
W.S.  Vaughan


/s/  Gerald J. Schissler       Director                         March 30, 2004
------------------------
Gerald  J.  Schissler