Form 10-Q
period 2004-03-31
APOLLO GOLD CORP
filed 2004-05-17
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       Or
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  001-31593


                             APOLLO GOLD CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

          YUKON TERRITORY, CANADA                     NOT APPLICABLE
          -----------------------                     --------------
      (State or Other Jurisdiction of               (I.R.S.  Employer
      Incorporation or  Organization)               Identification No.)

                            4601 DTC BLVD., SUITE 750
                             DENVER, COLORADO 80237
              (Address of Principal Executive Offices)  (Zip Code)

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

Yes  [X]     No  [ ]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12-b2  of  the  Exchange  Act).  Yes  [ ]     No  [X]

At May 6, 2004, there were 79,494,342 common shares of Apollo Gold Corporation outstanding.

                                           TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
Part I - Financial Information
  Item 1.  Financial Statements
    Consolidated Balance Sheet (Unaudited) -- As Of March 31, 2004 . . . . . . . . . . . . . . .     3
    Consolidated Statement Of Operations and Defecit (Unaudited)
      For The Three Month Periods Ended March 31, 2004 and 2003. . . . . . . . . . . . . . . . .     4
    Consolidated Statement of Cash Flows (Unaudited)
      For The Three Months Ended March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . .     5
    Notes To Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .     6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.    22
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . .    28
  Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Part II - Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . .    30
  Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
  Item 4.  Submission of Matters to A Vote of Security Holders . . . . . . . . . . . . . . . . .    30
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
  Item 6.  Exhibits and Reports On Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
Exhibits

                STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. These forward-looking statements involve risks, uncertainties and other factors. All forward-looking statements included in this document are based on information available to us on the date hereof and speak only as of the date hereof. The factors discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "Annual Report") are among those factors that, in some cases, have affected our results and could cause the actual results to differ materially from those projected in the forward-looking statements.

         ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

     Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2003 included in our Annual Report filed with the SEC. Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

     Unless stated otherwise, all dollar amounts are expressed in United States dollars.

     References to "we", "our", "us", the "Company" or "Apollo" mean Apollo Gold Corporation and its consolidated subsidiaries, or to any one or more of them, as the context requires.

                         NON-GAAP FINANCIAL INFORMATION

     The cash operating, total cash and total production costs are non - GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers.

     The term "cash operating costs" is used on a per ounce of gold basis. Cash operating costs per ounce is equivalent to direct operating expense, less production royalties and mining taxes but includes by-product credits for payable silver, lead and zinc. We have included cash operating costs information to provide investors with information about the cost structure of our mining operations.

     The term "total cash costs" is inclusive of the above with the addition of production royalties and mining taxes.

     The term "total production costs" includes all total cash costs with the addition of the non-cash portion of the costs including depreciation and amortization.

     This information differs from measures of performance determined in accordance with generally accepted accounting principles (GAAP) in Canada and the United States and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.


ITEM  1:  FINANCIAL  STATEMENTS

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF UNITED STATES DOLLARS)
====================================================================
                                           MARCH 31,    December 31,
                                                2004            2003
                                        ------------  --------------
ASSETS                                   (UNAUDITED)       (Audited)

CURRENT
  Cash and cash equivalents             $    23,767   $      25,851
  Short-term investments                      7,912           5,855
  Accounts receivable                         4,779           4,647
  Prepaids                                      404             552
  Broken ore on leach pad                    10,155           9,594
  Inventories (Note 3)                        3,048           2,839
--------------------------------------------------------------------
                                             50,065          49,338
BROKEN ORE ON LEACH PAD                       1,934           1,827

PROPERTY, PLANT AND EQUIPMENT (Note 4)       40,662          38,519

DEFERRED STRIPPING COSTS                     27,549          24,033

RESTRICTED CERTIFICATE OF DEPOSIT             6,938           6,893
--------------------------------------------------------------------
                                        $   127,148   $     120,610
====================================================================

LIABILITIES

CURRENT
  Accounts payable                      $     5,420   $       5,848
  Accrued liabilities                         2,682           2,781
  Notes payable                               3,855           4,117
  Property and mining taxes payable           1,052           1,080
--------------------------------------------------------------------
                                             13,009          13,826
NOTES PAYABLE                                 2,803           3,275
ACCRUED SITE CLOSURE COSTS                   21,899          21,619
--------------------------------------------------------------------
                                             37,711          38,720
--------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)


SHAREHOLDERS' EQUITY

Share capital (Note 5)                      130,181         120,624
Issuable common shares                          231             231
Contributed surplus (Note 5)                 12,006           7,172
Deficit                                     (52,981)        (46,137)
--------------------------------------------------------------------
                                             89,437          81,890
--------------------------------------------------------------------
                                        $   127,148   $     120,610
====================================================================

APPROVED ON BEHALF OF THE BOARD

G.W. Thompson, Director               Robert Watts, Director

                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFECIT
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
=====================================================================
                                              Three months ended
                                                   March 31,
                                           --------------------------
                                                   2004          2003
                                           ------------  ------------
REVENUE
  Revenue from sale of minerals            $    20,079   $     8,816
---------------------------------------------------------------------

OPERATING EXPENSES
  Direct operating costs                        17,151         5,642
  Depreciation and amortization                  1,320         1,302
  General and administrative expenses            1,730         1,272
  Stock-based compensation                          27           271
  Accretion expense                                345           320
  Royalty expense                                  210           219
  Exploration and business development             139           950
---------------------------------------------------------------------
                                                20,922         9,976
---------------------------------------------------------------------
OPERATING LOSS                                    (843)       (1,160)
OTHER INCOME (EXPENSES)
  Interest income                                  148            43
  Interest expense                                (110)         (149)
  Foreign exchange (loss) gain and other          (188)          494
---------------------------------------------------------------------
NET LOSS FOR THE PERIOD                           (993)         (772)
---------------------------------------------------------------------
DEFICIT, BEGINNING OF PERIOD                   (46,137)      (43,951)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY (Note 2 (a))                (5,851)            -
---------------------------------------------------------------------
ADJUSTED OPENING BALANCE                       (51,988)      (43,951)
---------------------------------------------------------------------
DEFICIT, END OF PERIOD                     $   (52,981)  $   (44,723)
=====================================================================

NET LOSS PER  SHARE, BASIC AND DILUTED     $     (0.01)  $     (0.02)
=====================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     74,654,540    47,301,752
=====================================================================

                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF UNITED STATES DOLLARS)
(UNAUDITED)
==================================================================================
                                                             Three months ended
                                                                  March 31,
                                                          ------------------------
                                                                 2004         2003
                                                          -----------  -----------
OPERATING ACTIVITIES
  Net loss for the period                                 $     (993)  $     (772)
  Items not affecting cash
    Depreciation and amortization                              1,320        1,302
    Stock-based compensation                                      27          271
    Accretion expense                                            345          320
    Other                                                        (66)         (51)
  Net change in non-cash operating working capital items      (1,416)       1,603
----------------------------------------------------------------------------------
                                                                (783)       2,673
----------------------------------------------------------------------------------


INVESTING ACTIVITIES
  Property, plant and equipment expenditures                  (3,123)      (1,434)
  Deferred stripping costs                                    (3,515)      (3,511)
  Short-term investments                                      (2,057)           -
  Restricted Certificate of Deposit                              (45)        (696)
----------------------------------------------------------------------------------
                                                              (8,740)      (5,641)
----------------------------------------------------------------------------------


FINANCING ACTIVITIES
  Proceeds from exercise of warrants and options               8,561       (2,330)
  Acquisition and cancellation of shares                         (48)           -
  Payments of notes payable                                   (1,074)        (815)
----------------------------------------------------------------------------------
                                                               7,439       (3,145)
----------------------------------------------------------------------------------
NET DECREASE IN CASH                                          (2,084)      (6,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                25,851        8,426
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   23,767   $    2,313
==================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                           $      110   $      156
==================================================================================
  Income taxes paid                                       $        -   $        -
==================================================================================

During the three months ended March 31, 2004, property, plant and equipment totaling $340,000 was acquired under a non-cash financing arrangement.

During the three months ended March 31, 2003, property, plant and equipment totaling $1,587,000 was acquired under capital lease obligations.

                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

1.   NATURE  OF  OPERATIONS

     Apollo Gold Corporation ("Apollo" or the "Company") is engaged in gold mining including extraction, processing and refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and has rights to operate the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Montana Tunnels Mine, an open pit mine and mill, producing gold dor and lead-gold and zinc-gold concentrates located in the State of Montana; and the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.

     Apollo has two development properties, Black Fox, which is located in the Province of Ontario near the Township of Mattheson, and Standard Mine, which is located near the Florida Canyon Mine. Apollo has four exploration properties located near the Florida Canyon Mine.

2.   ACCOUNTING  POLICIES

     These consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2003, except as described in Notes 2 (a) and 2 (b). Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles have been omitted. These interim financial statements should be read together with the Company's audited financial statements for the year ended December 31, 2003.

     In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

     Certain of the comparative figures have been reclassified to conform with the current period presentation.

     (a)  Stock-based  compensation

          Effective January 1, 2004, the Company adopted the amended recommendations of the CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. Under the amended standards of this Section, the fair value of all stock-based awards granted are estimated using the Black-Scholes model and are recorded in operations over their vesting periods. The compensation cost related to stock options granted to employees and directors after January 1, 2004 is recorded in the consolidated statement of operations.

APOLLO  GOLD  CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

2.   ACCOUNTING  POLICIES  (CONTINUED)

     (a)  Stock-based  compensation  (continued)

          Previously, the Company provided note disclosure of pro forma net loss as if the fair value based method had been used on stock options granted to employees and directors after January 1, 2002. The amended recommendations have been applied using the retroactive method without restatement and had the effect of increasing share capital, contributed surplus and opening deficit as follows:

                                           Increase as at
                                               January 1,
                                                     2004
                                         ----------------
          Share capital                  $           257
          Contributed surplus                      5,594
          Deficit                                 (5,851)

     (b)  Hedging  relationships

          Effective January 1, 2004, the Company adopted the CICA Accounting Guideline 13, Hedging Relationships ("AcG-13"). AcG-13 specifies the conditions under which hedge accounting is appropriate and includes requirements for the identification, documentation and designation of hedging relationships, sets standards for determining hedge effectiveness, and establishes criteria for the discontinuance of hedge accounting. The adoption of AcG-13 had no impact on the Company's results of operations and financial position.


3.   INVENTORIES

     Inventories  consist  of:

                                   MARCH 31,   December 31,
                                        2004           2003
                                  ----------  -------------
     Concentrate inventory        $      124  $          98
     Dore inventory                       47             56
     Materials and supplies            2,877          2,685
-----------------------------------------------------------
                                  $    3,048  $       2,839
===========================================================

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

4.   PROPERTY,  PLANT  AND  EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                     MARCH 31,               December 31,
                                                       2004                      2003
                                          ---------------------------------  -------------
                                                    Accumulated   Net Book     Net Book
                                           Cost    Depreciation     Value        Value
                                          -------  -------------  ---------  -------------
     Mine assets
       Building, plant and equipment      $15,000  $       3,802  $  11,198  $      10,643
       Mining properties and
         development costs                 27,911          5,914     21,997         20,412
     -------------------------------------------------------------------------------------
                                           42,911          9,716     33,195         31,055
     Mineral rights                         7,467              -      7,467          7,464
     -------------------------------------------------------------------------------------
     Total property, plant and equipment  $50,378  $       9,716  $  40,662  $      38,519
     =====================================================================================

5.   SHARE  CAPITAL

     (a)  Authorized

          Unlimited  number  of  common  shares  with  no  par  value.

     (b)  Issued  and  outstanding

                                                                         Contributed
                                                  Shares      Amount       Surplus
                                                -----------  ---------  -------------
          Balance, December 31, 2003
            as previously reported              73,539,790   $120,624   $      7,172
          Cumulative effect of change in
            accounting policy (Note 2 (b))               -        257          5,594
          ---------------------------------------------------------------------------
          Adjusted balance, December 31, 2003   73,539,790    120,881         12,766
          Warrants exercised                     5,227,875      8,335              -
          Options exercised                        248,844        602           (403)
          Options exercised by agents               15,723         35             (8)
          Shares reacquired and cancelled          (20,500)       (48)             -
          Shares issued for 2003 share-based
            compensation                           265,000        376           (376)
          Stock-based compensation                       -          -             27
          ---------------------------------------------------------------------------
          Balance, March 31, 2004               79,276,732   $130,181   $     12,006
          ===========================================================================

APOLLO  GOLD  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2004
(STATED  IN  UNITED  STATES  DOLLARS;  TABULAR  AMOUNTS  IN  THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

5.   SHARE  CAPITAL  (CONTINUED)

     (c)  Warrants

          As at March 31, 2004, 3,000,000 warrants with an exercise price of $2.10 and an expiry date of December 23, 2006 remained outstanding.

     (d)  Share  purchase  options

          (i) A summary of information concerning outstanding stock options at March 31, 2004 is as follows:

                                                                       Performance-based
                                              Fixed Stock Options        Stock Options
                                            -----------------------  ----------------------
                                                           Weighted                Weighted
                                            Number of       Average  Number of      Average
                                               Common      Exercise     Common     Exercise
                                               Shares         Price     Shares        Price
                                            ----------  -----------  ----------  ----------
               Balances, December 31, 2003  1,887,300   $      2.20  2,500,154   $     0.80
                 Options granted              502,700          2.07          -            -
                 Options exercised                  -             -   (248,844)        0.80
                 Options cancelled            (34,000)         2.25   (190,602)        0.80
               ----------------------------------------------------------------------------
               Balances, March 31, 2004     2,356,000   $      2.17  2,060,708   $     0.80
               ============================================================================


          (ii) The following table summarizes information concerning outstanding and exercisable fixed stock options at March 31, 2004:

                        Options Outstanding                    Options Exercisable
          -----------------------------------------------  ----------------------------
                                             Weighted                      Weighted
                                              Average                       Average
            Number           Expiry       Exercise Price     Number     Exercise Price
          Outstanding         Date           per Share     Exercisable     per Share
          -----------  -----------------  ---------------  -----------  ---------------

            1,591,400  February 18, 2013  $          2.24      795,700  $          2.24
                2,600  March 28, 2013                2.34        1,300             2.34
               70,000  May 21, 2013                  2.27            -                -
              150,000  August 22, 2013               2.12            -                -

              100,000  November 13, 2013             1.67            -

              442,000  March 10, 2014                2.05            -                -
          -----------------------------------------------------------------------------
            2,356,000                     $          2.17      797,000  $          2.24
          =============================================================================

          (iii) As at March 31, 2004, the 2,060,708 performance-based stock options were fully vested and have an expiry date of June 25, 2007.

APOLLO  GOLD  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2004
(STATED  IN  UNITED  STATES  DOLLARS;  TABULAR  AMOUNTS  IN  THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

5.   SHARE  CAPITAL  (CONTINUED)

     (e)  Stock-based  compensation

          The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

                                     Three months ended March 31,
                                   --------------------------------
                                              2004             2003
                                   ---------------  ---------------
          Risk free interest rate             2.8%             3.5%
          Dividend yield                        0%               0%
          Volatility                           54%              79%
          Expected life in years                5                5

          As the Company has selected the retroactive without restatement method for reporting the change in accounting policy related to stock compensation expense (Note 2 (a)), the Company must disclose the impact on net loss and net loss per share as if the fair value based method of accounting for stock-based compensation had been applied in 2003.

                                                 Three months
                                              ended March 31,
                                                         2003
                                            -----------------
          Net loss
            As reported                     $           (772)
            Pro forma stock option expense              (954)
          ---------------------------------------------------
                                            $         (1,726)
          ===================================================

          Basic and diluted loss per share
            As reported                     $          (0.02)
            Pro forma                       $          (0.04)
          ===================================================

6.   INCOME  TAXES

     The Company did not record a recovery for income taxes for the period ended March 31, 2004 as the net loss carry forwards are fully offset by a valuation allowance.

APOLLO  GOLD  CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

7.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT

     Gold  hedges

     The Company entered into hedging contracts with Standard Bank London Limited for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of March 31, 2004 there are 52,000 ounces remaining on these contracts. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. The Company has also entered into certain spot deferred forward contracts for the delivery of 9,200 ounces of gold. Gains or losses on these spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. As at March 31, 2004, the fair value of the contracts is a loss of approximately $5.2 million (December 31, 2003 - $5.9 million).

     The  contracts  mature  as  follows:

                                    Ounces of
                                         Gold
                                    ---------
               2004                    45,200
               2005                    16,000
               ------------------------------
                                       61,200
               ==============================

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

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

8.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     (c)  Bank  indebtedness

          During the year ended December 31, 2003 the Company entered into a $5 million Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). The Company must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, the Company must meet certain covenants. As of March 31, 2004, the Company has no amount outstanding under the revolving loan and is in compliance with the covenants.


9.   SEGMENTED  INFORMATION

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

     Amounts as at March 31, 2004 are as follows:

                                     Montana   Florida    Black   Corporate
                                     Tunnels    Canyon     Fox    and Other    Total
                                     --------  --------  -------  ----------  --------
Cash and cash equivalents            $    109  $     63  $    16  $   23,579  $ 23,767
Short-term investments                      -         -        -       7,912     7,912

Broken ore on leach pad - current           -    10,155        -           -    10,155

Other non-cash current assets           5,230     2,660      175         166     8,231
--------------------------------------------------------------------------------------
                                        5,339    12,878      191      31,657    50,065

Broken ore on leach pad - long-term         -     1,934        -           -     1,934

Property, plant and equipment          15,673    13,510   10,922         557    40,662
Deferred stripping costs               27,549         -        -           -    27,549
Restricted certificate of deposit       2,882     3,642      373          41     6,938
--------------------------------------------------------------------------------------
Total assets                         $ 51,443  $ 31,964  $11,486  $   32,255  $127,148
======================================================================================

Current liabilities                  $  5,858  $  5,892  $   795  $      464  $ 13,009
Notes payable                           1,007     1,796        -           -     2,803
Accrued site closure costs              9,189    12,710        -           -    21,899
--------------------------------------------------------------------------------------
Total liabilities                    $ 16,054  $ 20,398  $   795  $      464  $ 37,711
======================================================================================

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED INFORMATION (CONTINUED)

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
     =====================================================================================

APOLLO  GOLD  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTH  PERIOD  ENDED  MARCH  31,  2004
(STATED  IN  UNITED  STATES  DOLLARS;  TABULAR  AMOUNTS  IN  THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts for the three month periods ended March 31, 2004 and 2003, respectively, are as follows:

                                                 THREE MONTHS ENDED MARCH 31, 2004
                                       ---------------------------------------------------
                                        Montana    Florida   Black    Corporate
                                        Tunnels    Canyon     Fox     and Other    Total
                                       ---------  ---------  ------  -----------  --------
Revenue from sale of minerals          $ 11,624   $  8,455   $    -  $        -   $20,079
------------------------------------------------------------------------------------------
Direct operating costs                   10,200      6,951        -           -    17,151
Depreciation and amortization               576        717        -          27     1,320

General and administrative expenses           -          -        -       1,730     1,730

Share-based compensation                      -          -        -          27        27
Accretion expense                            41        304        -           -       345
Royalty expense                               -        210        -           -       210

Exploration and business development          -          -        -         139       139
------------------------------------------------------------------------------------------
                                         10,817      8,182        -       1,923    20,922
------------------------------------------------------------------------------------------
Operating income (loss)                     807        273        -      (1,923)     (843)
Interest income                               -          -        -         148       148
Interest expense                            (44)       (66)       -           -      (110)
Foreign exchange loss and other               -          -        -        (188)     (188)
------------------------------------------------------------------------------------------
Net income (loss)                      $    763   $    207   $    -  $   (1,963)  $  (993)
==========================================================================================

Investing activities
  Property, plant and equipment
    expenditures                       $    350   $    699   $2,007  $       67   $ 3,123
  Deferred stripping expenditures         3,515          -        -           -     3,515

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED  INFORMATION  (CONTINUED)

                                                   Three months ended March 31, 2003
                                         ----------------------------------------------------
                                          Montana    Florida    Black    Corporate
                                          Tunnels    Canyon      Fox     and Other    Total
                                         ---------  ---------  -------  -----------  --------
Revenue from sale of minerals            $      -   $  8,816   $    -   $        -   $ 8,816
---------------------------------------------------------------------------------------------

Direct operating costs                          -      5,642        -            -     5,642
Depreciation and amortization                   -      1,288        -           14     1,302
General and administrative expenses             -          -        -        1,272     1,272
Share-based compensation                        -          -        -          271       271
Accretion expense                              78        242        -            -       320
Royalty expense                                 -        219        -            -       219
Exploration and business development            -          -      767          183       950
---------------------------------------------------------------------------------------------

                                               78      7,391      767        1,740     9,976
---------------------------------------------------------------------------------------------
Operating (loss) income                       (78)     1,425     (767)      (1,740)   (1,160)
Interest income                                 -          -        -           43        43
Interest expense (income)                     (54)       (95)       -            -      (149)
Foreign exchange (loss) gain and other        (17)         -        1          510       494
---------------------------------------------------------------------------------------------
Net (loss) income                        $   (149)  $  1,330   $ (766)  $   (1,187)  $  (772)
=============================================================================================

Investing activities
  Property, plant and equipment
    expenditures                         $    278   $  2,487   $  140   $      116   $ 3,021
  Deferred stripping expenditures           3,511          -        -            -     3,511

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three month periods ended March 31, 2004 and 2003.

     Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

                                           Property,     Deferred
                                           Plant and    Stripping    Accounts         Other      Share  Contributed
                                           Equipment        Costs     Payable   Liabilities    Capital       Surplus    Deficit
                                         -----------  -----------  ----------  ------------  ---------  ------------  ---------
     As at March 31, 2004
       Canadian GAAP                     $   40,662   $   27,549   $   5,420              -  $130,181   $     12,006  $(52,981)
     Convertible debenture (a)                    -            -           -              -         -         20,675   (20,675)
     Gold hedge loss (c)                          -            -        (220)         5,198         -              -    (4,978)
     Impairment of property, plant and
       equipment and capitalized
       deferred stripping costs and
       change in depreciation and
       amortization (d)                      (5,401)      (8,585)          -              -         -              -   (13,986)
     Flow-through common
       shares (e)                                 -            -           -              -      (238)             -       238
     Black Fox development
       costs (f)                             (5,638)           -           -              -         -              -    (5,638)
     --------------------------------------------------------------------------------------------------------------------------
     As at March 31, 2004
       U.S. GAAP                         $   29,623   $   18,964   $   5,200   $      5,198  $129,943   $     32,681  $(98,020)
     ==========================================================================================================================

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

                                  Property,     Deferred
                                  Plant and    Stripping    Accounts         Other      Share   Contributed
                                  Equipment        Costs     Payable   Liabilities    Capital       Surplus    Deficit
                                -----------  -----------  ----------  ------------  ---------  ------------  ---------
     As at December 31, 2003,
       Canadian GAAP            $   38,519   $   24,033   $   5,848   $          -  $120,624   $      7,172  $(46,137)
     Convertible debenture (a)           -            -           -              -         -         20,675   (20,675)
     Share-based
       compensation (b)                  -            -           -              -         -          4,343    (4,343)
     Gold hedge loss (c)                 -            -        (551)         5,911         -              -    (5,360)
     Impairment of property,
       plant and equipment,
       capitalized deferred
       stripping costs and
       change in depreciation
       and amortization (d)         (5,543)      (8,740)          -              -         -              -   (14,283)
     Flow-through common
       shares (e)                        -            -           -              -      (238)             -       238
     Black Fox development
       costs (f)                    (3,643)           -           -              -         -              -    (3,643)
     -----------------------------------------------------------------------------------------------------------------
     As at December 31, 2003,
       U.S. GAAP                $   29,333   $   15,293   $   5,297   $      5,911  $120,386   $     32,190  $(94,203)
     =================================================================================================================

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

                                                                  2004     2003
                                                              --------  -------
     Net loss for the three month period ended March 31,
       based on Canadian GAAP                                 $  (993)  $ (772)
     Cumulative effect of change in accounting policy (b)      (1,508)       -
     Share-based compensation (b)                                   -     (450)
     Gold hedge gain (c)                                          819    1,024
     Impairment of property, plant and equipment and
       change in depreciation (d)                                 142        -
     Impairment of capitalized deferred stripping costs and
       change in amortization (d)                                 155        -
     Black Fox development costs (e)                           (1,995)       -
     --------------------------------------------------------------------------
     Net loss for the period based on U.S. GAAP               $(3,380)  $ (198)
     ==========================================================================
     Other comprehensive loss
       Unrealized loss on cash flow hedges                    $  (437)  $    -
     ==========================================================================
     Comprehensive loss                                       $(3,817)  $ (198)
     ==========================================================================
     Net loss per share - U.S. GAAP basic and diluted         $ (0.05)  $(0.00)
     ==========================================================================

     (a)  Convertible  debenture

          Under Canadian GAAP, the convertible debenture was recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $20,675,000 for the year ended December 31, 2002. Canadian GAAP does not require the recognition of any beneficial conversion feature.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (b)  Stock-based  compensation

          Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870 (Note 2
          (a)). Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. As required by SFAS 148, the Company must disclose the impact on net income and basic and diluted loss per share as if the fair value based method had been applied in the comparative period.

                                                               2004     2003
                                                           --------  -------
          Net loss for the three month period ended
            March 31, as reported                          $(3,380)  $ (198)
          Stock option expense as reported                      27      450
          Pro forma stock option expense                       (27)    (954)
          ------------------------------------------------------------------
          Net loss - pro forma                             $(3,380)  $ (702)
          ==================================================================

          Net loss per share, basic - for the three month
            period ended March 31                          $ (0.05)  $(0.00)
          Stock option expense as reported                    0.00     0.01
          Pro forma stock option expense                     (0.00)   (0.02)
          ------------------------------------------------------------------
          Net loss per share, basic - pro forma            $ (0.05)  $(0.01)
          ==================================================================

     (c)  Gold  hedge  gain  (loss)

          Under U.S. GAAP, the Company's put and call option contracts are designated as cash flow hedges. To the extent they provide effective offset, changes in fair value arising from these derivative instruments are deferred in other comprehensive loss and recognized in the consolidated statement of operations when the hedged transaction has occurred. The ineffective portion of the change in fair value of the contracts is recorded in the consolidated statement of operations. Prior to January 1, 2004, the Company had not designated these contracts as hedges and all changes in fair value during prior periods was recorded in the consolidated statement of operations.

          Under Canadian GAAP, gains or losses on spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. Under U.S. GAAP, SFAS 133 requires that for hedge accounting to be achieved, a company must provide detailed documentation and must specifically designate the effectiveness of a hedge. Changes in fair value of these contracts are recorded in the consolidated statement of operations.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (d) Impairment of property, plant and equipment and capitalized deferred stripping costs

          Under Canadian GAAP, write-downs for impairment of property, plant and equipment and capitalized deferred stripping costs are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs are determined using current proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and capitalized deferred stripping costs and an adjustment to the related depreciation and amortization expense has been recorded.

     (e)  Flow-through  common  shares

          Under Canadian income tax legislation, a company is permitted to issue shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. The Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP. At the time of issue, the funds received are recorded as share capital. For U.S. GAAP, the premium paid in excess of the market value of $238,000 is credited to other liabilities and included in income as the qualifying expenditures are made.

     (f)  Black  Fox  Project

          Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $5,638,000 has been recorded as at March 31, 2004.

     (g)  Statement  of  cash  flows

          Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the three month periods ended March 31, 2004 and 2003 would reflect a reduction in cash utilized in investing activities of $3,515,000 and $3,511,000, respectively, and a corresponding increase in cash utilized in operating activities.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (h)  Comprehensive  income

          Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only components of comprehensive loss are the net loss for the period and the change in fair value of the effective portion of the cash flow hedges (Note 10
          (c)).

     (i)  Recently  issued  accounting  pronouncements

          In  March  2004,  the  Emerging  Issues  Task  Force issued EITF 04-2,
          Whether Mineral Rights are Tangible or Intangible Assets ("EITF 04-2"). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued proposed FASB Staff Positions ("FSPs") FAS 141-1 and FAS 142-1, Interaction of FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and EITF Issue No. 04-2, Whether Mineral Rights are Tangible or Intangible Assets. The proposed FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004. The Company does not anticipate that the adoption of EITF 04-2 and FSPs 141-1 and 142-1 will have a material effect on the Company's results of operations, financial position or disclosures.

          In March 2004, the EITF issued EITF 04-3, Mining Assets: Impairment and Business Combinations. EITF 04-3 requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for fiscal periods beginning after March 31, 2004.


11.  SUBSEQUENT  EVENT

     Subsequent to March 31, 2004, the Company entered into an earn-in joint venture agreement to explore the Huizopa Gold project located in the Sierra Madre Gold Belt in the State of Chihuahua, Mexico. The Company has the option to earn a 51% interest through the issuance of 48,978 shares of the Company, incurring approximately $3 million in an exploration and drilling program and $2.2 million in land payments over the next four years. The Company may increase its share to 71% in the project through the completion of a feasibility study and the commencement of commercial production.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2004 and 2003.


BACKGROUND AND RECENT DEVELOPMENTS

     We are principally engaged in the exploration, development and mining of gold. We have focused our efforts to date on two principal properties: our Montana Tunnels Mine, owned by one of our subsidiaries, Montana Tunnels Mining, Inc. and our Florida Canyon Mine, owned by another one of our subsidiaries, Florida Canyon Mining, Inc. Our mine development activities involve our Black Fox property, located in Ontario, Canada and our Standard Mine property, owned by one of our subsidiaries, Standard Mining Inc. During 2003, Standard Mining Inc. acquired and incorporated into its Standard Mine property additional adjacent land positions in Buffalo Canyon. Our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties along with our recently acquired claims staked and land acquired by Apollo Gold Exploration Inc. at the Willow Creek property (which is located in the vicinity of the Florida Canyon operation).

     We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. On average, the Florida Canyon Mine has produced approximately 125,000 ounces of gold and approximately 80,000 ounces of silver annually since 1985.

     We also own and operate the Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, over the last five years, the Montana Tunnels Mine has historically produced approximately 78,000 ounces of gold, 26,000 tons of zinc, 8,700 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine was idle for approximately three months in 2003, while we made preparations to begin the removal of waste rock at the Mine. Limited production resumed in April 2003. In October of 2003, a second waste stripping project ("Phase II") known as the L-Pit project was initiated, and we intend to pre-strip approximately 17 million tons of waste from the south and west high walls of the open pit after which the L-Pit should add an additional three to four years to the mine life.

     We have two development stage properties, the Black Fox Property ("Black Fox"), located near Timmins, Ontario, and the Standard Mine Project (including the new Buffalo Canyon component), owned by our wholly-owned subsidiary Standard Gold Mining Inc., located in Nevada. We also own several exploration assets including the Willow Creek claim block, the Pirate Gold Project, and Nugget Fields, each located in Nevada and owned by our wholly-owned subsidiary, Apollo Gold Exploration, Inc., a Delaware corporation.

     In 2003, we focused our exploration efforts on our Black Fox and Standard Mine properties. The Black Fox Property is located east of Timmins, Ontario, and was acquired in September 2002. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved a drilling program to test the open pit potential and core drilling of 297 core holes from 100 to 500 meters in depth. As a result of the core drilling, we have identified proven and probable reserves at the Black Fox Property.

     Upon completion of the first phase, we began the second phase of our Black Fox Project development in February 2004. The second phase will provide for the development of underground access for further exploratory drilling. We are developing an underground ramp from the existing structures. We also plan to begin the permitting process for the third phase of the Black Fox project, and anticipate that this process will require approximately two years, based on a plan for combined open pit and underground mining, with on-site milling, at a capacity of 1500 metric tonnes of ore per day. The third phase would include construction of the mine and processing facilities.

     We have continued drilling at the Standard Mine and drilled approximately 80 holes in 2003. The Buffalo Canyon portion of our Standard Mine property is located immediately south of and contiguous to the pre-existing Standard Mine property. We acquired Buffalo Canyon in 2003 and completed our Phase I drilling in December 2003. We believe that the northern portion of Buffalo Canyon has the highest potential for commercialization, and plan to conduct follow-up drilling in 2004. Because of our 2003 drilling program at the Standard Mine, we were able to add to the proven and probable reserves at the property. Construction of the facilities is scheduled to begin in the second half of 2004 with an expected total cost of $7.5 million.

     The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:

APOLLO GOLD CORPORATION
PRODUCTION & METALS PRICE AVERAGES

                             2003         2002         2001         2000
                          -----------  -----------  -----------  -----------
Gold (Ounces)                 145,935      148,173      192,887      259,863
Silver (Ounces)               471,241      275,925      963,050    1,257,972
Lead (Pounds)              10,843,184    5,481,230   13,759,579   12,141,771
Zinc (Pounds)              21,792,452   15,328,392   40,158,321   31,689,125

AVERAGE METAL PRICES:
Gold - London Bullion     $       364  $       310  $       271  $       279
Mkt. ($/ounce)
Silver - London Bullion   $      4.88  $      4.59  $      4.37  $      5.00
Mkt. ($/ounce)
Lead - LME ($/pound)      $      0.23  $      0.20  $      0.22  $      0.21
Zinc - LME ($/pound)      $      0.38  $      0.35  $      0.40  $      0.51

Note: Includes the operations of Nevoro Gold Corporation and its wholly-owned subsidiary Apollo Gold Inc., prior to June 25, 2002

APOLLO  GOLD  CORPORATION

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Our revenues for the three months ended March 31, 2004 were approximately $20.1 million derived primarily from the sale of 33,170 ounces of gold. This compares to approximately $8.8 million derived primarily from the sale of 25,057 ounces of gold for the same period in 2003. The average price received for gold for the first three months of 2004 and 2003 was $383 and $349 per ounce, respectively. Our revenues for silver, zinc and lead for the three months ended March 31, 2004 were $7.4 million compared to $0.1 million during the same period 2003. The growth in revenue in 2004 was due to an increase in mining activity in that year. During the three months ended March 31, 2003, the Montana Tunnels Mine was in the development stage whereby all revenues and production was accounted for as an offset to the deferred mining costs, therefore, the only revenues for this period came from the Florida Canyon Mine.

     Sales of minerals from our Florida Canyon Mine accounted for 42.1% of our revenues for the three months ended March 31, 2004, with the remaining 57.9% of revenues derived from sales of minerals from our Montana Tunnels Mine. In the three months ended March 31, 2004, we received approximately 63% of our revenue from sales of gold and 37% from sales of silver, zinc and lead compared to 99% from the sales of gold and 1% from the sales of silver, zinc and lead for the same period in 2003.

     We sold 33,170 ounces of gold in the first quarter 2004 at a total cash cost of $302 per ounce, compared to 25,057 ounces at a total cash cost of $231 in the first quarter 2003. The increase is primarily attributable to increased production at Montana Tunnels, which commenced production in April 2003.

Montana  Tunnels
----------------

     During the first quarter of 2004, 7.4 million tons of waste were removed at Montana Tunnels. This is in addition to the 6.5 million tons of waste removed in the fourth quarter of 2003, bringing the Phase II total to 13.9 million tons removed. Revenues at Montana Tunnels are slightly behind our projections as the gold ore grades are slightly less than planned. In addition the coarse ore handling system continues to plug up leading to lower mill throughputs. Mill throughput should improve as modifications are completed in the second quarter to the crushing circuit.

Following are the key statistics for the Montana Tunnels operation for the first quarter of 2004. There are no comparatives for the first quarter of 2003 as the mine commenced production in April of 2003.

                                            2004
                                           FIRST
                                          QUARTER
                                      --------------
Tons Mined                                 8,932,282
Tons Milled                                1,108,589

Production:
Gold Ounces                                   10,783
Silver Ounces                                118,758
Lead Pounds                                3,143,393
Zinc Pounds                                9,040,272

Total cash costs                      $          278
Total production costs                $          332



                                            2004
                                           FIRST
                                          QUARTER
                                      --------------

Total Revenue ($millions)             $         11.6
Capital Expenditures     ($millions)  $          3.8

Florida  Canyon
---------------

     At Florida Canyon, we produced 22,387 ounces of gold at a total cash cost of $314 per ounce for the three months ended March 31, 2004 as compared to 25,057 ounces of gold at a total cash cost of $231 per ounce for the same period in 2003. This lower production and higher total cash cost was a direct result of lower ore grades and longer recovery time.

Following are key operating statistics at Florida Canyon for the first quarter of 2004 compared to 2003:

                              2004        2003
                             FIRST       FIRST
                            QUARTER     QUARTER
                           ----------  ----------
Tons Mined                  6,389,682   5,289,332

Gold Production                22,387      25,057
Silver Production              22,756      13,763

Total cash costs           $      314  $      231
Total production costs     $      346  $      313

Total Revenue ($millions)  $      8.5  $      8.8

Capital Expenditures:
   Florida Canyon          $      0.2  $      1.8
   Standard Mine           $      0.6  $      0.7

     We anticipate commencing construction at the Standard Mine in the second quarter 2004. We will operate this mine as a satellite of the Florida Canyon Mine. We currently project production rates of 100,000 to 130,000 ounces of gold on an annual basis for the combined operation.

     Based on gold reserves, priced at approximately US$350.00 per ounce, we expect the Montana Tunnels Mine, the Florida Canyon Mine and the Standard Mine, collectively, to produce approximately 170,000 ounces of gold at a total cash cost of approximately $260 per ounce in 2004.

     Our direct operating costs equaled approximately $17.2 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. These amounts include mining and processing costs. The lower direct operating costs in 2003 reflect the operating costs at the Florida Canyon Mine only as Montana Tunnels was in development. We incurred depreciation and amortization expenses of approximately $1.3 million for the three months ended March 31, 2004 as compared to $1.3 million for the same period 2003.

     We incurred approximately $1.7 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively, in general and administrative expenses. As of January 2004 the Company has adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. As a result, we incurred share-based compensation of approximately $0.03 million in 2004 compared to $0.3 million in the same period of 2003. We also show the cumulative effect of the change for the share based compensation in 2003 of approximately $5.9 million. This cumulative effect of the change in share-based compensation includes the original stock options issued upon the amalgamation of the Company with International Pursuit in 2002 as well as our employee stock option incentive plan.

     Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.1 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. The reduction in expenditures is due to 2003 expenses on the Black Fox Project being expensed, whereas currently these projects are classified as development projects and therefore their expenses are capitalized for accounting purposes.

     As a result of these expense components, our operating expenses totaled approximately $20.9 million for the three months ended March 2004, as compared to approximately $10.0 million for the same period in 2003. The difference is attributable to the addition of Montana Tunnels operating expenses for the first quarter of 2004 following its development in 2003.

     We realized interest income of approximately $148,000 during the three months ended March 31, 2004. We incurred interest expense of approximately $110,000 in the same period, primarily for equipment leases. We realized $43,000 in interest income but incurred net interest expense of approximately $149,000 during the comparable period in 2003. The interest income increase is due to the investment of the equity funds that were raised in the fall of 2003. Interest expense is going down due to the equipment lease accounts being paid down.

     We recognized foreign exchange losses of approximately $188,000 and foreign exchange gains of approximately $494,000 during the three months ended March 31, 2004 and 2003, respectively, from cash balances held in Canadian dollars. We utilize United States dollars as our functional and reporting currency.

     Based on these factors, we incurred a loss of approximately $1.0 million or $0.01 per share for the three months ended March 31, 2004, as compared to a loss of approximately $0.8 million or $0.02 per share, for the three months ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     At March 31, 2004 and December 31, 2003 we had cash and cash equivalents (including short-term investments) of approximately $31.7 million.

     Operating activities used $0.8 million of cash during the three months ended March 31, 2004. Net cash used by operating activities was impacted by higher operating and administrative charges during the first quarter of 2004 when compared to 2003. These charges included higher fixed costs at the mine sites as well as salaries, legal and accounting costs at the corporate office.

     Investing activities used $8.7 million of cash during the three months ended March 31, 2004. The significant increase in the amount of cash used in investing activities was primarily due to increased spending on property, plant and equipment relating to the development at the Standard Mine and Black Fox Project. The Company also increased its short term investments during the quarter by $2.1 million. These short term investments are cash equivalents that are invested in terms longer than 90 days.

     Financing activities for the three months ending on March 31, 2004 included the exercise of warrants and options in the amount of $8.5 million. On March 21, 2004, the original Apollo Gold Corporation warrants expired. During the first quarter of 2004, 5.3 million of these warrants were exercised, leaving 140,625 unexercised and expired.

     We believe our cash requirements for the development of the Black Fox Mine and the Standard Mine will total approximately $70.0 million over the next three years. We expect to spend $10.8 million on Black Fox development and $7.5 million on Standard Mine construction in 2004. Assuming a successful feasibility study at Black Fox, we expect to spend approximately $52 million on Black Fox construction and development during 2005 and 2006. We expect these expenditures to be funded through a combination of cash on hand ($31.7 million at March 31), future cash flows from operations, and external financing which may include bank loans and future debt or equity security issuances. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the impact that significant changes in the prices of silver, gold, lead and zinc have on our financial condition, declines in these metals prices may negatively impact our ability to raise additional funding for long-term projects.

     During the year ended December 31, 2003 the Company entered into a $5 million Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited. The Company must satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. Until the commitment under the line of credit expires or has been terminated, the Company must meet certain covenants. As of March 31, 2004, $2.8 million was available under the loan agreement, and the Company has no amount outstanding under the revolving loan and is in compliance with the covenants.

DIFFERENCES  BETWEEN  CANADIAN  AND  US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
--------------------------------------------------------------------------------
(GAAP)
------

     The Company reports under Canadian Generally Accepted Accounting Principles and reconciles to US Generally Accepted Accounting Principles. The application of US GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 10 of our interim financial statements.

CRITICAL  ACCOUNTING  ESTIMATES  AND  POLICIES
----------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make a variety of estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

     Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003.

     Except as described in Note 2 of our interim financial statements for the three months ended March 31, 2004 our accounting policies did not differ from the policies used in the preparation of the financial statements at December 31, 2003.

CONTRACTUAL  OBLIGATIONS
------------------------

     The Company has several outstanding equipment leases and financings. As of March 31, 2004, there are no material changes from the information presented in the Company's Annual Report.

ENVIRONMENTAL
-------------

     As of March 31, 2004, we have accrued $21.9 million related to reclamation, severance and other closure requirements, an increase from December 31, 2003 of $0.3 million. This liability is covered by a combination of surety bonds, totaling $32.0 million, and cash bonds totaling $6.8 million, for a total reclamation surety, at March 31, 2004 of $38.8 million. We have accrued what management believes is the present value of our best estimate of the liability as of March 31, 2004; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors.

SUBSEQUENT  EVENTS
------------------

     Subsequent to March 31, 2004 the Company entered into an earn-in joint venture agreement to explore the Huizopa Gold project located in the Sierra Madre Gold Belt in the State of Chihuahua, Mexico. The Company has the option to earn a 51% interest through the issuance of 48,978 shares of the Company, incurring approximately $3 million in an exploration and drilling program and $2.2 million in land payments over the next four years. The Company may increase its share to 71% in the project through the completion off a feasibility study and the commencement of commercial production.

ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, we have entered into hedging contracts with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options and forward contracts. The hedging contracts were a requirement of our working capital commitment facility. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions:
We purchased put options to cover the floor price of gold at US$295 per ounce whereby if the price of gold decreases to a level below US$295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for US$295 per ounce. We also sold call options to Standard Bank whereby if the price of gold increases to over US$345 per ounce, then we must sell 4,000 ounces to
Standard Bank, thereby leaving any excess of the US$345 ceiling for Standard Bank. We have the ability to roll forward the call options into forward sales contracts. At March, 2004, we have put and call options for 52,000 ounces  of  gold  and  forward  sales  contracts  for  9,200  ounces  of  gold.

     Our senior management, with approval of our board of directors, makes all decisions regarding our hedging techniques, and we have no formal corporate policy concerning such techniques. We have no current plans to use hedging techniques in the future.

     The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1995, 1998 and each year thereafter through December 31, 2003.

                1980       1985       1990       1995       1998       1999       2000       2001       2002       2003
              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Gold (1)      US$612.56  US$317.26  US$383.46  US$384.16  US$294.16  US$278.77  US$279.03  US$271.00  US$309.73  US363.58
(per ounces)

Silver (2)    US$20.63   US$6.14    US$4.82    US$5.19    US$5.53    US$5.25    US$5.00    US$4.39    US$4.60    US$4.88
(per ounces)

Lead (3)      US$0.41    US$0.18    US$0.37    US$0.29    US$0.24    US$0.23    US$0.21    US$0.22    US$0.21    US$0.26
(per lb.)

Zinc (4)      US$0.34    US$0.36    US$0.69    US$0.47    US$0.46    US$0.49    US$0.51    US$0.40    US$0.37    US$0.42
(per lb.)

--------------------------
(1)  London  Final
(2)  Handy  &  Harman
(3)  London  Metals  Exchange  --  Cash
(4)  London  Metals  Exchange  --  Special  High  Grade  -  Cash

MARKET  PRICE  OF  GOLD
-----------------------

     The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the five year period ended December 31, 2003, the average annual market price has fluctuated between $271 per ounce and $364 per ounce. During the first quarter of 2004, the spot price for gold improved and experienced highs in excess of US$420.

     There is certain market risks associated with the hedging contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the

Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. At March 31, 2004, the fair value of the contracts is a loss of $5,198,000 (December 31, 2003 - $5,911,000).

FOREIGN  CURRENCY
-----------------

     While the Company does currently conduct exploration activities in Canada, the price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. Therefore, the Company has minimal, if any foreign currency exposure.

ITEM  4:  CONTROLS  AND  PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e) as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART  II  --  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SALES  OF  UNREGISTERED  SECURITIES

     On various dates during the quarter ended March 31, 2004, the Company issued 5,227,875 common shares upon the exercise of warrants at an exercise price of $1.60 per common share. The warrants exercised expired on March 26, 2004 and were originally issued by the Company to 35 purchasers in the United States and Canada in connection with the 2002 plan of arrangement pursuant to which the Company was formed. The common shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Regulation S promulgated under the Securities Act.

      On various dates during the quarter ended March 31, 2004, the Company issued to 11 individuals, 248,844 common shares upon the exercise of options granted under the Company's Stock Option Incentive Plan at an exercise price of $0.80 per common share. The common shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by
Section  4(2)  of  the  Securities  Act.

     During the quarter ended March 31, 2004, the Company issued 15,723 common shares upon the exercise of warrants granted to Canaccord Capital for services rendered relating to the Company's private placement in September 2003 at an exercise price of Cdn$2.25 per common share. The common shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Regulation S promulgated under the Securities Act.

     The Company intends to used the total net proceeds of $8.5 million from the above-described issuances of securities for advanced exploration and feasibility work on the Black Fox project, to advance our other mineral properties including the Montana Tunnels Mine and the Florida Canyon Mine, and for general corporate purposes.

ISSUER  PURCHASES  OF  EQUITY  SECURITIES

                                                                                                             MAXIMUM
                                                                                                            NUMBER OF
                                                                                                           SHARES THAT
                                                                                       TOTAL NUMBER OF      MAY YET BE
                                                                        AVERAGE        SHARES PURCHASED     PURCHASED
                                                  TOTAL NUMBER OF      PRICE PAID     AS PART OF PUBLICLY   UNDER THE
                                                 SHARES PURCHASED      PER SHARE       ANNOUNCED PLAN(1)     PLAN(1)
January 1 - 31, 2004                                            -                  -                     -           -
February 1 - 29, 2004                                           -                  -                     -           -
March 1 - 31, 2004                                       20,500(1)          Cdn$3.00                     0           0
                                                  ----------------                    --------------------
Total                                                      20,500                                        0           0

(1) Represents common shares purchased by the Company in a privately negotiated transaction related to the acquisition of  property.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  No.                          Title  of  Exhibit
------------                          ------------------

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

(b)  Reports  filed  on  Form  8-K  during  the  quarter  ended  March 31, 2004:

     None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


APOLLO  GOLD  CORPORATION

Date:  May  14,  2004     /s/  R.  David  Russell
                          -----------------------------------
                          R.  David  Russell,  President  and
                          Chief  Executive  Officer

Date:  May  14,  2004     /s/  R.  Llee  Chapman
                          -----------------------------------
                          R.  Llee  Chapman,
                          Chief  Financial  Officer