Form 10-K/A
period 2003-12-31
APOLLO GOLD CORP
filed 2004-07-02
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER: 001-31593

                             APOLLO GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

                                -----------------


          YUKON TERRITORY                           NOT APPLICABLE
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


                          4601 DTC Boulevard, Suite 750
                           Denver, Colorado 80237-2571
           (Address of Principal Executive Offices Including Zip Code)

                                 (720) 886-9656
              (Registrant's telephone number, including area code)

                                -----------------

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

Apollo Gold Corporation is amending Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2003 to add to the Independent Auditors report for the three years ended December 31, 2003 the signature of the independent auditors, which was inadvertently omitted from its previous filing of the Form 10-K on EDGAR.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

We conducted our audits in connection with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
March 5, 2004

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

/s/ R. DAVID RUSSELL
--------------------
R. David Russell, President and
Chief Executive Officer

July 1, 2004


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                              DATE
---------                      -----                              ----
/s/ R. DAVID RUSSELL           President and                      July 1, 2004
--------------------           Chief Executive Officer and
R. David Russell               a Director


/s/ G.W. THOMPSON              Chairman of the Board of           July 1, 2004
-----------------              Directors and a Director
G.W. Thompson


/s/ R. LLEE CHAPMAN            Vice President, Chief              July 1, 2004
-------------------            Financial Officer, Treasurer
R. Llee Chapman                & Controller


                               Assistant Secretary and
------------------             a Director
Michael Hobart


/s/ CHARLES E. STOTT           Director                           July 1, 2004
--------------------
Charles E. Stott


/s/ ROBERT A. WATTS            Director                           July 1, 2004
-------------------
Robert A. Watts


                               Director
----------------
W.S. Vaughan


/s/ GERALD J. SCHISSLER        Director                           July 1, 2004
-----------------------
Gerald J. Schissler
