Form 10-K/A
period 2003-12-31
APOLLO GOLD CORP
filed 2004-07-28
CIK 938113

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

Apollo Gold Corporation (the "Registrant") is amending Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2003 to include the signature of its independent auditors to the Independent Auditors Report. The signature was included in the Independent Auditors Report provided to the Registrant, but was inadvertently omitted from the Registrant's previous filing of the Form 10-K as originally filed on EDGAR. Item 8 is included in its entirety, but no other changes have been made to Item 8.

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

/s/ Deloitte & Touche LLP
Chartered Accountants
Vancouver, British Columbia
March 5, 2004

================================================================================
                                                                             F-2

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

================================================================================
                                                                             F-3

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


================================================================================
                                                                             F-4

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


================================================================================
                                                                             F-5

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


================================================================================
                                                                             F-6

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


================================================================================
                                                                             F-7

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


================================================================================
                                                                             F-8

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


================================================================================
                                                                             F-9

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


================================================================================
                                                                            F-10

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


================================================================================
                                                                            F-11

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


================================================================================
                                                                            F-12

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


================================================================================
                                                                            F-13

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
          ============================================


================================================================================
                                                                            F-14

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


================================================================================
                                                                            F-15

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


================================================================================
                                                                            F-16

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


================================================================================
                                                                            F-17

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


================================================================================
                                                                            F-18

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
==========================================================================================


================================================================================
                                                                            F-19

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


================================================================================
                                                                            F-20

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
          ============================================================


================================================================================
                                                                            F-21

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
       =========================================================================


================================================================================
                                                                            F-22

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


================================================================================
                                                                            F-23

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
          ========================================================


================================================================================
                                                                            F-24

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



================================================================================
                                                                            F-25

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


================================================================================
                                                                            F-26

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


================================================================================
                                                                            F-27

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


================================================================================
                                                                            F-28

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


================================================================================
                                                                            F-29

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


================================================================================
                                                                            F-30

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
====================================================================================


================================================================================
                                                                            F-31

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


================================================================================
                                                                            F-32

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


================================================================================
                                                                            F-33

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
=================================================================================================================


================================================================================
                                                                            F-34

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
==================================================================================


================================================================================
                                                                            F-35

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


================================================================================
                                                                            F-36

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


================================================================================
                                                                            F-37

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


================================================================================
                                                                            F-38

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
=======================================================================


================================================================================
                                                                            F-39

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


================================================================================
                                                                            F-40

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


================================================================================
                                                                            F-41

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits are being filed or furnished with this Report:

Exhibit
Number                        Description of Exhibit
--------  ------------------------------------------------------------------
    31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APOLLO GOLD CORPORATION

/s/ R. DAVID RUSSELL
---------------------------------
R. David Russell, President and
Chief Executive Officer

July 25, 2004



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                              DATE
---------                     -----                              ----


/s/ R. DAVID RUSSELL          President and                      July 25, 2004
-----------------------       Chief Executive Officer and
R. David Russell              a Director


/s/ G.W. THOMPSON             Chairman of the Board of           July 25, 2004
-----------------------       Directors and a Director
G.W. Thompson


/s/ R. LLEE CHAPMAN           Vice President, Chief              July 25, 2004
-----------------------       Financial Officer, Treasurer
R. Llee Chapman               & Controller


/s/ MICHAEL HOBART            Assistant Secretary and            July 25, 2004
-----------------------       a Director
Michael Hobart


/s/ CHARLES E. STOTT          Director                           July 25, 2004
-----------------------
Charles E. Stott


/s/ ROBERT A. WATTS           Director                           July 25, 2004
-----------------------
Robert A. Watts


                              Director                           July __, 2004
-----------------------
W.S. Vaughan


                              Director                           July __, 2004
-----------------------
Gerald J. Schissler