Form 10-Q
period 2004-06-30
APOLLO GOLD CORP
filed 2004-08-16
CIK 938113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       Or
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


                            4601 DTC BLVD, SUITE 750
                             DENVER, COLORADO 80237
              (Address of Principal Executive Offices)  (Zip Code)

        Registrant's telephone number, including area code (720) 886-9656

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                              Yes [X]     [No]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12-b2  of the Exchange Act).           Yes [ ]     No [X]

At July 25, 2004, there were 79,619,461 common shares of Apollo Gold Corporation outstanding.

                                            TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I - Financial Information
    Item 1.  Financial Statements
      Consolidated Balance Sheet (Unaudited) -- As Of June 30, 2004 . . . . . . . . . . . . . . . .     3
      Consolidated Statement Of Operations and Deficit(Unaudited)
        For The Three and Six Month Periods Ended June 30, 2004 and 2003. . . . . . . . . . . . . .     4
      Consolidated Statement of Cash Flows (Unaudited)
        For The Three and Six Months Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . .     5
      Notes To Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .     5
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.    24
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    35
    Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36
Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37
    Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .    37
    Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    37
    Item 4.  Submission of Matters to A Vote of Security Holders. . . . . . . . . . . . . . . . . .    37
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38
    Item 6.  Exhibits and Reports On Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .    38
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39
Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

                STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This report, including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, with respect to our financial condition, results of operations, production, costs, start-up of the Standard Mine, completing stripping at Montana Tunnels, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "plans", "intends", or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, the outcome of assays and additional exploration sampling and drilling efforts, delay in permits or approvals, technical or permitting problems, unanticipated drilling problems or costs, variations in ore grade, the market price of gold and other minerals, unanticipated delays or costs for construction, or start-up at our mines, unanticipated reclamation liabilities, the availability and timing of external financing or acceptable terms and other factors disclosed under the heading "Risk Factors" in Apollo Gold's 10-K for the year ended December 31, 2003 as well as our 10-Q filing for the period ended March 31, 2004 and elsewhere in Apollo Gold documents filed from time to time with the Toronto Stock Exchange, The American Stock Exchange, The United States Securities and Exchange Commission and other regulatory authorities. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. We undertake no obligation to update forward-looking statements.

         ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada ("Cdn GAAP") and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2003 included in our Annual Report (the "Annual Report") filed with the SEC. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

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

The term "cash operating costs" is used on a per ounce of gold basis. Cash operating costs per ounce is equivalent to direct operating expense, less production royalties, mining taxes and by-product credits for payable silver, lead and zinc. We have included cash operating costs information to provide investors with information about the cost structure of our mining operations. The term "total cash costs" is cash operating costs plus production royalties and mining taxes. The term "total production costs" is total cash costs plus depreciation and amortization.

This information differs from measures of performance determined in accordance with generally accepted accounting principles in Canada and the United States and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.

ITEM  1:  FINANCIAL  STATEMENTS

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company's report on Form 10-K for the year ended December 31, 2003.


APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

                                                      June 30,     December 31,
                                                        2004           2003
                                                    ------------  --------------
ASSETS                                               (Unaudited)       (Audited)
CURRENT
  Cash and cash equivalents                         $     5,053   $      25,851
  Short-term investments                                  7,446           5,855
  Accounts receivable                                     3,295           4,647
  Prepaids                                                  418             552
  Broken ore on leach pad                                11,632           9,594
  Inventories (Note 3)                                    3,168           2,839
--------------------------------------------------------------------------------
                                                         31,012          49,338
BROKEN ORE ON LEACH PAD                                   2,216           1,827
PROPERTY, PLANT AND EQUIPMENT (Note 4)                   47,252          38,519
DEFERRED STRIPPING COSTS                                 31,382          24,033
RESTRICTED CERTIFICATE OF DEPOSIT AND
  OTHER ASSETS                                            8,603           6,893
--------------------------------------------------------------------------------
                                                    $   120,465   $     120,610
================================================================================

LIABILITIES

CURRENT
  Accounts payable                                  $     5,313   $       5,848
  Accrued liabilities                                     3,286           2,781
  Notes payable                                           3,420           4,117
  Property and mining taxes payable                       1,053           1,080
--------------------------------------------------------------------------------
                                                         13,072          13,826
NOTES PAYABLE AND LONG TERM LIABILITY                     2,228           3,275
ACCRUED SITE CLOSURE COSTS                               22,197          21,619
--------------------------------------------------------------------------------
                                                         37,497          38,720
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY

Share capital (Note 5)                                  134,745         120,624
Issuable common shares                                      231             231
Contributed surplus (Note 5)                              7,901           7,172
Deficit                                                 (59,909)        (46,137)
--------------------------------------------------------------------------------
                                                         82,968          81,890
--------------------------------------------------------------------------------
                                                    $   120,465   $     120,610
================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
-------------------------------------------------------------------------------------------------

                                            Three months ended              Six months ended
                                                   June , 30                   June , 30
                                         ----------------------------  --------------------------
                                              2004           2003          2004          2003
                                         --------------  ------------  ------------  ------------
REVENUE
Revenue from sale of minerals            $      13,105   $    17,111   $    33,184   $    25,927
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Direct operation costs                        16,247        15,030        33,398        20,672
  Depreciation and amortization                  1,282         1,475         2,602         2,777
  General and administrative expenses            1,508           983         3,238         2,272
  Stock-based compensation                          72            70            99           341
  Accretion expense                                346           320           691           640
  Royalty expense                                  164           231           374           450
  Exploration and business development             120         1,050           259         2,000
-------------------------------------------------------------------------------------------------
                                                19,739        19,159        40,661        29,152
-------------------------------------------------------------------------------------------------
OPERATING LOSS                                  (6,634)       (2,048)       (7,477)       (3,225)
OTHER INCOME (EXPENSES)
  Interest income                                  103             5           251            48
  Interest expense                                 (97)         (168)         (207)         (317)
  Foreign exchange (loss) gain and other          (300)          144          (488)          655
-------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                         (6,928)       (2,067)       (7,921)       (2,839)
-------------------------------------------------------------------------------------------------
DEFICIT, BEGINNING OF PERIOD                   (52,981)      (44,723)      (46,137)      (43,951)
CUMMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY (Note 2(a))                      -             -        (5,851)            -
-------------------------------------------------------------------------------------------------
ADJUSTED OPENING BALANCE                       (52,981)      (44,723)      (51,988)      (43,951)
-------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                   $     (59,909)  $   (46,790)  $   (59,909)  $   (46,790)
=================================================================================================

NET LOSS PER SHARE, BASIC AND
  AND DILUTED                            $       (0.09)  $     (0.04)  $     (0.10)  $     (0.06)
=================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     79,482,734    48,268,690    77,068,637    47,322,353
=================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF UNITED STATES DOLLARS)
(UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                         Three months ended        Six months ended
                                                               June 30,                June 30,
                                                      ------------------------  ----------------------
                                                         2004         2003         2004        2003
                                                      -----------  -----------  ----------  ----------
OPERATING ACTIVITIES
  Net loss for the period                             $   (6,928)  $   (2,067)  $  (7,921)  $  (2,839)
  Items not affecting cash
    Depreciation and amortization                          1,282        1,475       2,602       2,777
    Stock-based compensation                                  72           70          99         341
    Accretion expense                                        346          320         691         640
    Other                                                    (47)        (118)       (113)       (169)
  Net change in non-cash operating working
    capital items                                             89       (2,169)     (1,327)       (566)
------------------------------------------------------------------------------------------------------
                                                          (5,186)      (2,489)     (5,969)        184
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property, plant and equipment expenditures              (7,784)      (1,011)    (10,907)     (2,445)
  Deferred stripping costs                                (3,834)        (886)     (7,349)     (4,397)
  Short-term investments                                     466            -      (1,591)          -
  Restricted Certificate of Deposit and other assets      (1,665)        (187)     (1,710)       (883)
------------------------------------------------------------------------------------------------------
                                                         (12,817)      (2,084)    (21,557)     (7,725)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from exercise of warrants and options             299          453       8,860       2,783
  Acquisition and cancellation of shares                       -            -         (48)          -
  Payments of notes payable                               (1,010)      (1,011)     (2,084)     (1,826)
------------------------------------------------------------------------------------------------------
                                                            (711)        (558)      6,728         957
------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                     (18,714)      (5,131)    (20,798)     (6,584)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     23,767        6,973      25,851       8,426
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                       $    5,053   $    1,842   $   5,053   $   1,842
======================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                         $       97   $      141   $     207   $     297
======================================================================================================
Income taxes paid                                     $        -   $        -   $       -   $       -
======================================================================================================

During the three months ended June 30, 2004, the Company issued 48,978 shares to meet the earn-in requirements of the Huizopa Joint Venture Agreement. Share capital and property, plant and equipment both increased by $88 as a result of this transaction.

During the six months ended June 30, 2004, property, plant and equipment totaling $340 was acquired under a non-cash financing agreement.

During the three and six months ended June 30, 2003, the Company issued 61,500 shares to acquire certain parcels of land located in Nevada. Share capital and property, plant and equipment both increased by $134 as a result of this transaction.

During the six months ended June 30, 2003, property, plant and equipment totaling $1,587 was acquired under capital lease obligations.

  The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

     Apollo has entered into an agreement to earn up to a 71% interest in the Huizopa project located in the Sierra Madre gold belt in Mexico.


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

     Certain of the comparative figures have been reclassified to conform with the current period presentation.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

          Previously, the Company provided note disclosure of pro forma net loss as if the fair value based method had been used on stock options granted to employees and directors after January 1, 2002. The amended recommendations have been applied using the retroactive method without restatement and had the effect of increasing share capital, contributed surplus and opening deficit as follows:

                                                                  Increase as at
                                                                      January 1,
                                                                            2004
                                                                  --------------
          Share capital                                           $         257
          Contributed surplus                                             5,594
          Deficit                                                        (5,851)

     (b)  Hedging  relationships

          Effective January 1, 2004, the Company adopted the CICA Accounting Guideline 13, Hedging Relationships ("AcG-13"). AcG-13 specifies the conditions under which hedge accounting is appropriate and includes requirements for the identification, documentation and designation of hedging relationships, sets standards for determining hedge effectiveness, and establishes criteria for the discontinuance of hedge accounting. The adoption of AcG-13 had no impact on the
          Company's  results  of  operations  and  financial  position.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

3.   INVENTORIES

     Inventories  consist  of:

                                                         JUNE 30,   December 31,
                                                           2004         2003
                                                        ---------  -------------
     Concentrate inventory                              $     174  $          98
     Dore inventory                                            63             56
     Materials and supplies                                 2,931          2,685
     ---------------------------------------------------------------------------
                                                        $   3,168  $       2,839
     ===========================================================================

4.   PROPERTY,  PLANT  AND  EQUIPMENT

     The  components  of  property,  plant  and  equipment  are  as  follows:

                                                      JUNE 30,                December 31,
                                                        2004                     2003
                                          ---------------------------------  -------------
                                                    Accumulated   Net Book     Net Book
                                           Cost    Depreciation     Value        Value
                                          -------  -------------  ---------  -------------
     Mine assets
       Building, plant and equipment      $16,467  $       4,569  $  11,898  $      10,643
       Mining properties and
         development costs                 34,325          6,438     27,887         20,412
     -------------------------------------------------------------------------------------
                                           50,792         11,007     39,785         31,055
     Mineral rights                         7,467              -      7,467          7,464
     -------------------------------------------------------------------------------------
     Total property, plant and equipment  $58,259  $      11,007  $  47,252  $      38,519
     =====================================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

5.   SHARE  CAPITAL

     (a)  Authorized

          Unlimited  number  of  common  shares  with  no  par  value.

     (b)  Issued  and  outstanding

                                                                         Contributed
                                                  Shares      Amount       Surplus
                                                -----------  ---------  -------------
          Balance, December 31, 2003
            as previously reported              73,539,790   $120,624   $      7,172
          Cumulative effect of change in
            accounting policy (Note 2 (a))               -        257          5,594
          ---------------------------------------------------------------------------
          Adjusted balance, December 31, 2003   73,539,790    120,881         12,766
          Warrants exercised                     5,384,125     12,660         (4,075)
          Options exercised                        311,272        753           (505)
          Options exercised by agents               15,723         35             (8)
          Shares reacquired and cancelled          (20,500)       (48)             -
          Shares issued for 2003 share-based
            compensation                           265,000        376           (376)
          Shares issued for Huizopa interest        48,978         88              -
          Stock-based compensation                       -          -             99
          ---------------------------------------------------------------------------
          Balance, June 30, 2004                79,544,388   $134,745   $      7,901
          ===========================================================================

     (c)  Warrants

          The  following  summarizes  outstanding  warrants as at June 30, 2004:

                     Number of  Exercise         Expiry
          Warrants    Shares      Price           Date
          ---------  ---------  ---------  ------------------

            653,277    653,277  $    1.67  September 26, 2005
             63,969     63,969  $    1.67  October 26, 2005
          3,000,000  3,000,000  $    2.10  December 23, 2006
          ---------------------------------------------------
          3,717,246  3,717,246
          ===================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

5.   SHARE  CAPITAL  (CONTINUED)

     (d)  Share  purchase  options

          (i) A summary of information concerning outstanding stock options at June 30, 2004 is as follows:

                                                                       Performance-based
                                              Fixed Stock Options        Stock Options
                                            -----------------------  ----------------------
                                                           Weighted                Weighted
                                             Number of      Average   Number of     Average
                                                Common     Exercise      Common    Exercise
                                                Shares        Price      Shares       Price
                                            ----------  -----------  ----------  ----------
               Balances, December 31, 2003  1,887,300   $      2.20  2,500,154   $     0.80
                 Options granted              637,700          1.94          -            -
                 Options exercised                  -             -   (311,272)        0.80
                 Options cancelled           (193,200)         2.17   (192,373)        0.80
               ----------------------------------------------------------------------------
               Balances, June 30, 2004      2,331,800   $      2.13  1,996,509   $     0.80
               ============================================================================


          (ii) The following table summarizes information concerning outstanding and exercisable fixed stock options at June 30, 2004:

                           Options Outstanding                     Options Exercisable
               -----------------------------------------------  ----------------------------
                                                  Weighted                      Weighted
                                                   Average                       Average
                 Number           Expiry        Exercise Price     Number     Exercise Price
               Outstanding         Date           per Share     Exercisable     per Share
               -----------  -----------------  ---------------  -----------  ---------------
                 1,547,200  February 18, 2013  $          2.24      795,700  $          2.24
                     2,600  March 28, 2013                2.34        1,300             2.34
                    70,000  May 21, 2013                  2.27       35,000             2.27
                   110,000  August 22, 2013               2.12            -                -
                   100,000  November 13, 2013             1.67            -                -
                   367,000  March 10, 2014                2.05
                   135,000  May 19, 2014                  1.44            -                -
               -----------------------------------------------------------------------------
                 2,331,800                     $          2.13      832,000  $          2.24
               =============================================================================

          (iii) As at June 30, 2004, the 1,996,509 performance-based stock options were fully vested and have an expiry date of June 25, 2007.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

5.   SHARE  CAPITAL  (CONTINUED)

     (e)  Stock-based  compensation

          The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

                                                     Six months ended June 30,
                                                   -----------------------------
                                                              2004          2003
                                                   ---------------  ------------
          Risk free interest rate                             3.0%          3.5%
          Dividend yield                                        0%            0%
          Volatility                                           54%           52%
          Expected life in years                                5             3

          As the Company has selected the retroactive without restatement method for reporting the change in accounting policy related to stock compensation expense (Note 2 (a)), the Company must disclose the impact on net loss and net loss per share as if the fair value based method of accounting for stock-based compensation had been applied in 2003.

                                                Three months        Six months
                                              ended June 30,    ended June 30,
                                                        2003              2003
                                            ----------------  ----------------
          Net loss
            As reported                     $        (2,067)  $        (2,839)
            Pro forma stock option expense             (815)           (1,769)
          --------------------------------------------------------------------
                                            $        (2,882)  $        (4,608)
          ====================================================================

          Basic and diluted loss per share
            As reported                     $         (0.04)  $         (0.06)
            Pro forma                       $         (0.06)  $         (0.10)
          ====================================================================

6.   INCOME  TAXES

     The Company did not record a recovery for income taxes for the period ended June 30, 2004 as the net loss carry forwards are fully offset by a valuation allowance.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

7.   FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT

     Gold  hedges

     The Company entered into hedging contracts with Standard Bank London Limited for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of June 30, 2004 there are 40,000 ounces remaining on these contracts. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. The Company has also entered into certain spot deferred forward contracts for the delivery of 2,000 ounces of gold. Gains or losses on these spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. As at June 30, 2004, the fair value of the contracts is a loss of approximately $2.2 million (December 31, 2003 - $5.9 million).

     The  contracts  mature  as  follows:

                                              Ounces of
                                                   Gold
                                              ---------
                    2004                         26,000
                    2005                         16,000
                    -----------------------------------
                                                 42,000
                    ===================================

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

     (b)  Litigation  and  claims

          The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. The Company does not believe that adverse decisions in any pending or threatened proceedings related to any matter, or any amount which it may be required to pay by reason thereof, will have a material effect on the financial conditions or future results of operations of the Company.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

     Amounts  as  at  June  30,  2004  are  as  follows:

                                          Montana   Florida    Black   Corporate
                                          Tunnels    Canyon     Fox    and Other    Total
                                          --------  --------  -------  ----------  --------
     Cash and cash equivalents            $    289  $     61  $   127  $    4,576  $  5,053
     Short-term investments                      -         -        -       7,446     7,446
     Broken ore on leach pad - current           -    11,632        -           -    11,632
     Other non-cash current assets           4,040     2,373      385          83     6,881
     --------------------------------------------------------------------------------------
                                             4,329    14,066      512      12,105    31,012
     Broken ore on leach pad - long-term         -     2,216        -           -     2,216
     Property, plant and equipment          15,484    15,773   15,162         833    47,252
     Deferred stripping costs               31,382         -        -           -    31,382
     Restricted certificate of deposit
       and other assets                      3,101     5,071      367          64     8,603
     --------------------------------------------------------------------------------------
     Total assets                         $ 54,296  $ 37,126  $16,041  $   13,002  $120,465
     ======================================================================================

     Current liabilities                  $  5,562  $  5,925  $ 1,063  $      522  $ 13,072
     Notes payable and long-term
       liability                               813     1,415        -           -     2,228
     Accrued site closure costs              9,230    12,967        -           -    22,197
     --------------------------------------------------------------------------------------
     Total liabilities                    $ 15,605  $ 20,307  $ 1,063  $      522  $ 37,497
     ======================================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts  as  at  December  31,  2003  are  as  follows:

                                          Montana   Florida   Black   Corporate
                                          Tunnels    Canyon    Fox    and Other    Total
                                          --------  --------  ------  ----------  --------
     Cash and cash equivalents            $    754  $     19  $   95  $   24,983  $ 25,851
     Short-term investments                      -         -       -       5,855     5,855
     Broken ore on leach pad - current           -     9,594       -           -     9,594
     Other non-cash current assets           5,345     2,263      71         359     8,038
     -------------------------------------------------------------------------------------
                                             6,099    11,876     166      31,197    49,338
     Broken ore on leach pad - long-term         -     1,827       -           -     1,827
     Property, plant and equipment          15,559    13,529   8,914         517    38,519
     Deferred stripping costs               24,033         -       -           -    24,033
     Restricted certificate of deposit
       and other assets                      2,663     3,809     377          44     6,893
     -------------------------------------------------------------------------------------
     Total assets                         $ 48,354  $ 31,041  $9,457  $   31,758  $120,610
     =====================================================================================

     Current liabilities                  $  6,140  $  6,515  $  507  $      664  $ 13,826
     Notes payable and long-term
       liability                               980     2,295       -           -     3,275
     Accrued site closure costs              9,148    12,471       -           -    21,619
     -------------------------------------------------------------------------------------
     Total liabilities                    $ 16,268  $ 21,281  $  507  $      664  $ 38,720
     =====================================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED  INFORMATION  (CONTINUED)

     Amounts for the three and six month periods ended June 30, 2004 and 2003, respectively, are as follows:

                                                       Three months ended June 30, 2004
                                             ---------------------------------------------------
                                              Montana    Florida   Black    Corporate
                                              Tunnels    Canyon     Fox     and Other    Total
                                             ---------  ---------  ------  -----------  --------
     Revenue from sale of minerals           $  6,525   $  6,580   $    -  $        -   $13,105
     -------------------------------------------------------------------------------------------
     Direct operating costs                     9,639      6,608        -           -    16,247
     Depreciation and amortization                601        652        -          29     1,282
     General and administrative expenses            -          -        -       1,508     1,508
     Share-based compensation                       -          -        -          72        72
     Accretion expense                             40        306        -           -       346
     Royalty expense                                -        164        -           -       164
     Exploration and business development           -          -        -         120       120
     -------------------------------------------------------------------------------------------
                                               10,280      7,730        -       1,729    19,739
     -------------------------------------------------------------------------------------------
     Operating (loss) income                   (3,755)    (1,150)       -      (1,729)   (6,634)
     Interest income                                -          -        -         103       103
     Interest expense                             (39)       (58)       -           -       (97)
     Foreign exchange (loss) gain and other         -          -        -        (300)     (300)
     -------------------------------------------------------------------------------------------
     Net (loss) income                       $ (3,794)  $ (1,208)  $    -  $   (1,926)  $(6,928)
     ===========================================================================================
     Investing activities
       Property, plant and equipment
         expenditures                        $    412   $  2,897   $4,242  $      233   $ 7,784
       Deferred stripping expenditures          3,834          -        -           -     3,834

                                                        Six months ended June 30, 2004
                                             ---------------------------------------------------
                                              Montana    Florida   Black    Corporate
                                              Tunnels    Canyon     Fox     and Other    Total
                                             ---------  ---------  ------  -----------  --------
     Revenue from sale of minerals           $ 18,149   $ 15,035   $    -  $        -   $33,184
     -------------------------------------------------------------------------------------------
     Direct operating costs                    19,839     13,559        -           -    33,398
     Depreciation and amortization              1,177      1,369        -          56     2,602
     General and administrative expenses            -          -        -       3,238     3,238
     Share-based compensation                       -          -        -          99        99
     Accretion expense                             81        610        -           -       691
     Royalty expense                                -        374        -           -       374
     Exploration and business development           -          -        -         259       259
     -------------------------------------------------------------------------------------------
                                               21,097     15,912        -       3,652    40,661
     -------------------------------------------------------------------------------------------
     Operating (loss) income                   (2,948)      (877)       -      (3,652)   (7,477)
     Interest income                                -          -        -         251       251
     Interest expense                             (83)      (124)       -           -      (207)
     Foreign exchange (loss) gain and other         -          -        -        (488)     (488)
     -------------------------------------------------------------------------------------------
     Net (loss) income                       $ (3,031)  $ (1,001)  $    -  $   (3,889)  $(7,921)
     ===========================================================================================
     Investing activities
       Property, plant and equipment
         expenditures                        $    762   $  3,596   $6,249  $      300   $10,907
       Deferred stripping expenditures          7,349          -        -           -     7,349

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

9.   SEGMENTED  INFORMATION  (CONTINUED)

                                                       Three months ended June 30, 2003
                                             ----------------------------------------------------
                                              Montana    Florida    Black    Corporate
                                              Tunnels    Canyon      Fox     and Other    Total
                                             ---------  ---------  -------  -----------  --------
     Revenue from sale of minerals           $  7,847   $  9,264   $    -   $        -   $17,111
     --------------------------------------------------------------------------------------------
     Direct operating costs                     7,165      7,865        -            -    15,030
     Depreciation and amortization                945        495        -           35     1,475
     General and administrative expenses           30          -        -          953       983
     Share-based compensation                       -          -        -           70        70
     Accretion expense                             79        241        -            -       320
     Royalty expense                                -        231        -            -       231
     Exploration and business development           -          -      871          179     1,050
     --------------------------------------------------------------------------------------------
                                                8,219      8,832      871        1,237    19,159
     --------------------------------------------------------------------------------------------
     Operating (loss) income                     (372)       432     (871)      (1,237)   (2,048)
     Interest income                                -          -        -            5         5
     Interest expense                             (26)       (89)       -          (53)     (168)
     Foreign exchange (loss) gain and other         -          -      362         (218)      144
     --------------------------------------------------------------------------------------------
     Net (loss) income                       $   (398)  $    343   $ (509)  $   (1,503)  $(2,067)
     ============================================================================================
     Investing activities
       Property, plant and equipment
         expenditures                        $    619   $    485   $    -   $       41   $ 1,145
       Deferred stripping expenditures            886          -        -            -       886

                                                         Six months ended June 30, 2003
                                             -----------------------------------------------------
                                              Montana    Florida    Black     Corporate
                                              Tunnels    Canyon      Fox      and Other    Total
                                             -----------------------------------------------------
     Revenue from sale of minerals           $  7,847   $ 18,080   $     -   $        -   $25,927
     ---------------------------------------------------------------------------------------------
     Direct operating costs                     7,165     13,507         -            -    20,672
     Depreciation and amortization                945      1,783         -           49     2,777
     General and administrative expenses           47          -         -        2,225     2,272
     Share-based compensation                       -          -         -          341       341
     Accretion expense                            157        483         -            -       640
     Royalty expense                                -        450         -            -       450
     Exploration and business development           -          -     1,638          362     2,000
     ---------------------------------------------------------------------------------------------
                                                8,314     16,223     1,638        2,977    29,152
     ---------------------------------------------------------------------------------------------
     Operating (loss) income                     (467)     1,857    (1,638)      (2,977)   (3,225)
     Interest income                                -          -         -           48        48
     Interest expense                             (80)      (184)        -          (53)     (317)
     Foreign exchange (loss) gain and other         -          -       363          292       655
     ---------------------------------------------------------------------------------------------
     Net (loss) income                       $   (547)  $  1,673   $(1,275)  $   (2,690)  $(2,839)
     =============================================================================================
     Investing activities
       Property, plant and equipment
         expenditures                        $    896   $  2,973   $   140   $      157   $ 4,166
       Deferred stripping expenditures          4,397          -         -            -     4,397

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and six month periods ended June 30, 2004 and 2003.

     Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

     CONSOLIDATED  BALANCE  SHEET
     JUNE  30,  2004

                                           Property,     Deferred
                                           Plant and    Stripping    Accounts         Other      Share   Contributed
                                           Equipment        Costs     Payable   Liabilities    Capital       Surplus     Deficit
                                         -----------  -----------  ----------  ------------  ---------  ------------  ----------
     As at June 30, 2004
       Canadian GAAP                     $   47,252   $   31,382   $   5,313   $          -  $134,745   $      7,901  $ (59,909)
     Convertible debenture (a)                    -            -           -              -         -         20,675    (20,675)
     Gold hedge loss (c)                          -            -         (75)         2,192         -              -     (2,117)
     Impairment of property, plant and
       equipment and capitalized
       deferred stripping costs and
       change in depreciation and
       amortization (d)                      (5,246)      (8,472)          -              -         -              -    (13,718)
     Flow-through common
       shares (e)                                 -            -           -              -      (238)             -        238
     Black Fox development
       costs (f)                             (9,893)           -           -              -         -              -     (9,893)
     ---------------------------------------------------------------------------------------------------------------------------
     As at June 30, 2004
       U.S. GAAP                         $   32,113   $   22,910   $   5,238   $      2,192  $134,507   $     28,576  $(106,074)
     ===========================================================================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
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
     =================================================================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

                                                                  2004      2003
                                                              --------  --------
     Net loss for the three month period ended June 30,
       based on Canadian GAAP                                 $(6,928)  $(2,067)
     Share-based compensation (b)                                   -      (318)
     Gold hedge gain (c)                                        1,431       302
     Impairment of property, plant and equipment and
       change in depreciation (d)                                 155         -
     Impairment of capitalized deferred stripping costs and
       change in amortization (d)                                 113         -
     Black Fox development costs (f)                           (4,255)        -
     -------------------------------------------------------  --------  --------
     Net loss for the period based on U.S. GAAP               $(9,484)  $(2,083)
     ===========================================================================
     Other comprehensive gain (loss)
       Unrealized gain on cash flow hedges                    $ 1,430   $     -
     ===========================================================================
     Comprehensive loss                                       $(8,054)  $(2,083)
     ===========================================================================
     Net loss per share - U.S. GAAP basic and diluted         $ (0.12)  $ (0.04)
     ===========================================================================

                                                                   2004      2003
                                                              ---------  --------
     Net loss for the six month period ended June 30,
       based on Canadian GAAP                                 $ (7,921)  $(2,839)
     Cumulative effect of change in accounting policy (b)       (1,508)        -
     Share-based compensation (b)                                    -      (768)
     Gold hedge gain (c)                                         2,250     1,326
     Impairment of property, plant and equipment and
       change in depreciation (d)                                  297         -
     Impairment of capitalized deferred stripping costs and
       change in amortization (d)                                  268         -
     Black Fox development costs (f)                            (6,250)        -
     ----------------------------------------------------------------------------
     Net loss for the period based on U.S. GAAP               $(12,864)  $(2,281)
     ============================================================================
     Other comprehensive gain (loss)
       Unrealized gain on cash flow hedges                    $    993   $     -
     ============================================================================
     Comprehensive loss                                       $(11,871)  $(2,281)
     ============================================================================
     Net loss per share - U.S. GAAP basic and diluted         $  (0.17)  $ (0.05)
     ============================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

                                                                  2004      2003
                                                              --------  --------
          Net loss for the three month period ended
            June 30, as reported                              $(9,484)  $(2,083)
          Stock option expense as reported                         72       318
          Pro forma stock option expense                          (72)     (815)
          ----------------------------------------------------------------------
          Net loss - pro forma                                $(9,484)  $(2,580)
          ======================================================================

          Net loss per share, basic - for the three month
            period ended June 30                              $ (0.12)  $ (0.04)
          Stock option expense as reported                       0.00      0.01
          Pro forma stock option expense                        (0.00)    (0.02)
          ----------------------------------------------------------------------
          Net loss per share, basic - pro forma               $ (0.12)  $ (0.05)
          ======================================================================

--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

10. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

     (b)  Stock-based  compensation  (continued)

                                                                  2004      2003
                                                             ---------  --------
          Net loss for the six month period ended
            June 30, as reported                             $(12,864)  $(2,281)
          Stock option expense as reported                         99       768
          Pro forma stock option expense                          (99)   (1,769)
          ----------------------------------------------------------------------
          Net loss - pro forma                               $(12,864)  $(3,282)
          ======================================================================

          Net loss per share, basic - for the six month
            period ended June 30                             $  (0.17)  $ (0.05)
          Stock option expense as reported                       0.00      0.02
          Pro forma stock option expense                        (0.00)    (0.04)
          ----------------------------------------------------------------------
          Net loss per share, basic - pro forma              $  (0.17)  $ (0.07)
          ======================================================================

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

     (d) Impairment of property, plant and equipment and capitalized deferred stripping costs

          Under Canadian GAAP, write-downs for impairment of property, plant and equipment and capitalized deferred stripping costs are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs are determined using current proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and capitalized deferred stripping costs and an adjustment to the related depreciation and amortization expense has been recorded.
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

     (f)  Black  Fox  Project

          Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $9,893,000 has been recorded as at June 30, 2004.

     (g)  Statement  of  cash  flows

          Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the six month periods ended June 30, 2004 and 2003 would reflect a reduction in cash utilized in investing activities of $7,349,000 and $4,397,000, respectively, and a corresponding increase in cash utilized in operating activities.

     (h)  Comprehensive  income

          Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only components of comprehensive loss are the net loss for the period and the change in fair value of the effective portion of the cash flow hedges (Note 10
          (c)).
--------------------------------------------------------------------------------

APOLLO GOLD CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTH PERIOD ENDED JUNE 30, 2004
(STATED IN UNITED STATES DOLLARS; TABULAR AMOUNTS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

          In March 2004, the EITF issued EITF 04-3, Mining Assets: Impairment and Business Combinations. EITF 04-3 requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for fiscal periods beginning after March 31, 2004.
--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada. For a reconciliation to accounting principles generally accepted in the United States, see Note 10 to the attached consolidated financial statements.

In this Form 10-Q, the terms "total cash cost" and "cash operating cost" are used on a per ounce of gold basis. Total cash cost per ounce is equivalent to mining operations expense for the period as found on the Consolidated Statements of Operations, divided by the number of ounces of gold sold during the period. Cash operating cost per ounce is equivalent to mining operations expense for the period less production royalties and production taxes, divided by the number of ounces of gold sold during the period.

RECONCILIATION OF
CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE     Three months ended June 30,     Six months ended June 30,
($IN THOUSANDS)                                       ------------------------------  -----------------------------
                                                          2004            2003            2004            2003
                                                      -------------  ---------------  -------------  --------------
Gold Ounces Sold                                             24,345           39,852         57,515          64,909

Direct Operating Costs                                       16,247           15,030         33,398          20,672

Less:          Mining Taxes                                     283              107            665             319
               By-Product Credits                             4,439            3,301         11,809           3,364

Cash Operating Cost                                          11,525           11,622         20,924          16,989

               Cash Operating Cost per Ounce          $         474  $           290  $         364  $          261

Cash Operating Cost                                          11,525           11,622         20,924          16,989

Add:           Mining Taxes                                     283              107            665             319
               Royalty Expense                                  164              231            374             450

Total Cash Operating Costs                                                    11,960         21,963          17,758

               Total Cash Operating Cost per Ounce    $         492  $           299  $         382  $          273

Total Cash Operating Costs                                   11,972           11,960         21,963          17,758

Add:           Depreciation & Amortization                    1,254            2,012          2,547           3,778
               (operations only)

Total Production Costs                                       13,226           13,972         24,510          21,536

               Total Production Cost per Ounce        $         543  $           352  $         426  $          333

We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with GAAP in Canada and the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

The following presents a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2004 and 2003.

BACKGROUND

We are principally engaged in the exploration, development and mining of gold. We have focused our efforts to date on two principal operating properties: our Montana Tunnels and Florida Canyon Mines.

The Florida Canyon Mine is a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. On average, the Florida Canyon Mine has produced approximately 125,000 ounces of gold and approximately 80,000 ounces of silver annually since 1985.

We also own and operate the Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, over the last five years, the Montana Tunnels Mine has historically produced approximately 78,000 ounces of gold, 26,000 tons of zinc, 8,700 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine was idle for approximately three months in 2003, while we made preparations to begin the removal of waste rock at the Mine. Limited production resumed in April 2003. In October of 2003, a second waste stripping project ("Phase II") known as the L-Pit project was initiated, and we are currently pre-stripping approximately 25 million tons of waste from the south and west high walls of the open pit after which the L-Pit should add an additional three to four years to the mine life.

Our mine development activities involve our Black Fox property, located in Ontario, Canada and our Standard Mine property. During 2003, we acquired and incorporated into the Standard Mine property additional adjacent land positions in Buffalo Canyon. Our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties along with our recently acquired claims staked and land acquired at the Willow Creek property (which is located in the vicinity of the Florida Canyon operation).

OVERVIEW

Production was substantially reduced and production costs were substantially increased during the third quarter, resulting primarily from lower grade ore at both Montana Tunnels and Florida Canyon. At Montana Tunnels, we are completing a 25 million ton stripping program, which we expect to finish late in the third quarter. During the second quarter, we mined lower grade ore, or mineralized material, from the outer limits of the pit wall, much of which was not included in our ore reserves. We expect to begin mining from our higher grade reserve ore in the fourth quarter. At Florida Canyon, we changed our mining sequence in the second quarter due to safety concerns at one of the pits. This resulted in our mining lower grade ore than we had anticipated. In addition, we are experiencing longer leach times as the pad reaches its maximum height of 300 feet.

During the quarter, we continued development of the Standard mine, expected to commence production in the fourth quarter, and development drilling at the Black Fox project, as well as commenced initial activities at Huizopa. As a result of our lower production, higher production costs and development costs, our cash and cash equivalent balances were reduced from approximately $31.7 million at March 31, 2004, to $12.5 million at June 30, 2004, and subsequently to approximately $5.4 million at July 31, 2004.

We have previously announced that our available cash is not sufficient for the remainder of 2004, without curtailment of some of our capital activities. We are engaged in advanced discussions regarding various external financing transactions. If we are unable to raise approximately $10 to $15 million on acceptable terms, we plan to focus our efforts on completing the stripping at Montana Tunnels and the development of the Standard Mine. Depending on our available cash, we could defer further mining at our Florida Canyon operation, while generating cash by recovering gold from the leach pad. We also would defer most expenditures at Black Fox and Huizopa.


RECENT  DEVELOPMENTS

In the first six months of 2004, we focused our development efforts on our Black Fox and Standard Mine properties. The Black Fox Property is located east of
Timmins, Ontario, and was acquired in September 2002. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved a drilling program to test the open pit potential and core drilling of 297 core holes from 100 to 500 meters in depth. As a result of the core drilling, we have identified proven and probable reserves at the Black Fox Property.

Upon completion of the first phase, we began the second phase of our Black Fox Project development in February 2004. The second phase was the development of an underground access for further exploratory drilling. An underground ramp from the existing structures was developed of 152 meters in length and a 920 meter drift was completed in June 2004. Currently there are four underground electric drills working from this drift and as of June 30, 2004, 17,000 meters of core has been drilled from 101 holes.

In addition to the underground work mentioned above, this year 80 surface holes drilled 35,000 meters. To date a total of 374 surface holes have yielded approximately 118,000 meters of core.

We plan to produce a "bankable" feasibility study for the continued development and production of this project in the first quarter 2005.

The permitting process, part of the third phase of the Black Fox project, began in 2004 and it is anticipated that this process will require approximately two years, based on a plan for a combined open pit and underground mine, with on-site milling, at a capacity of approximately 1,500 metric tons of ore per day. The third phase would include construction of the mine and processing facilities.

During the first six months at the Standard Mine we have made significant progress. Final permitting was received on May 5, 2004 and construction commenced immediately. By the end of the second quarter, the solution and storm event ponds were completed except for the perimeter berms and collection ditches. All primary grading on the leach pad was completed and surface grooming is in progress for liner installation which commenced in mid-July, 2004. We have continued exploration drilling at the Standard Mine and have drilled approximately 174 holes in 2004.

The Buffalo Canyon portion of our Standard Mine property is located immediately south of and contiguous to the pre-existing Standard Mine property. We acquired Buffalo Canyon in 2003 and completed our Phase I drilling in December 2003. We believe that the northern portion of Buffalo Canyon has the highest potential, and plan to conduct further follow-up drilling in late 2004. The second phase of drilling has been completed at Buffalo Canyon. This drilling is intended to help determine the orientation and thickness of sporadic high-grade veins within the system trending in a southward direction.

During 2004 drilling has continued in the South Pit area of the Standard mine property. At the Star deposit our drilling databases will be updated with reserve calculations in the second half of 2004.

In April of 2004, Apollo announced an earn-in joint venture agreement with Argonaut Mines LLC of Reno, Nevada. Under this agreement, we can earn an interest in the Huizopa exploration project, contained in an area of 22 square kilometers near the Chihuahua border with the state of Sonora, Mexico, approximately 146 miles due east of the city of Hermosillo and between the advanced stage multi-million ounce gold/silver deposits of Mulatos and Dolores.

Apollo's initial earn-in cost was $125,000 plus 48,978 common shares of Apollo Gold Corporation stock. The agreement also includes a commitment to expend $3.0 million for exploration over a four year period and $2.2 million in land payments over this same time frame. Once complete, Apollo will own 51% of the project.

The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:

APOLLO GOLD CORPORATION
PRODUCTION & METALS PRICE AVERAGES

                                                    YEARS
                                 2004         2003         2002         2001
                              -----------  -----------  -----------  -----------
                                JUNE 04
                              -----------
Gold (Ounces)                      57,515      145,935      148,173      192,887
Silver (Ounces)                   380,883      471,241      275,925      963,050
Lead (Pounds)                   4,867,228   10,843,184    5,481,230   13,759,579
Zinc (Pounds)                  15,014,586   21,792,452   15,328,392   40,158,321

AVERAGE METAL PRICES:
Gold - London Bullion         $       401  $       364  $       310  $       271
Mkt. ($/ounce)
Silver - London Bullion       $      6.47  $      4.88  $      4.59  $      4.37
Mkt. ($/ounce)
Lead - LME ($/pound)          $      0.39  $      0.23  $      0.20  $      0.22
Zinc - LME ($/pound)          $      0.50  $      0.38  $      0.35  $      0.40

Note: Includes the operations of Nevoro Gold Corporation and its wholly-owned subsidiary Apollo Gold Inc., prior to June 25, 2002.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Our revenues for the three months ended June 30, 2004 were approximately $13.1 million derived primarily from the sale of 24,345 ounces of gold. This compares to approximately $17.1 million derived primarily from the sale of 39,852 ounces of gold for the same period in 2003. The average price received for gold for the second quarter of 2004 and 2003 was $356 and $347 per ounce, respectively. Our revenues for silver, zinc and lead for the three months ended June 30, 2004 were $4.4 million compared to $3.3 million during the same period 2003. Gold revenues decreased as production ounces fell short of projections due primarily to the processing of lower grade ores at both operations. Base metal revenues increased as a result of higher metal prices partly offset by lower production levels.

Sales of minerals from our Florida Canyon Mine accounted for 50.2% of our revenues for the three months ended June 30, 2004, with the remaining 49.8% of revenues derived from sales of minerals from our Montana Tunnels Mine. In the three months ended June 30, 2004, we received approximately 66% of our revenue from sales of gold and 34% from sales of silver, zinc and lead compared to 81% from the sales of gold and 19% from the sales of silver, zinc and lead for the same period in 2003. This change is due primarily to higher base metal production and prices in the 2004 period.

Total cash costs for the quarter were $492 per ounce compared to $299 for the quarter ended June 30, 2003. The second quarter of 2004 was a transition quarter for the Company. Lower ore grades were processed at the Montana Tunnels operation as well as at Florida Canyon. At Montana Tunnels, ores or "mineralized materials" were mined and processed from the outer limits of the pit wall and much of it was not included in the ore reserves. The ore grades were lower than our reserve grades, but high enough to more than pay for the processing costs. At Florida Canyon, production from the "Switchback Pit" has been delayed for safety reasons. This ore was what was expected to be mined currently however an updated mine plan design shows the reserve being mined from the "Upper Switchback Pit" next year

Montana  Tunnels
----------------

During the three months ended June 30, 2004, total tonnage moved was 8.9 million tons of which 7.5 million tons of waste was removed from the west side of the pit at Montana Tunnels. Revenues at Montana Tunnels were $6.5 million. Gold production for the quarter was 5,903 ounces, less than expected as the gold grades processed during quarter were much less than expected. Higher metal prices (gold, silver, lead and zinc) could not offset the shortfall in production. The second quarter of 2004 is a "transition" period for Montana Tunnels with mining concentrating on the capitalized stripping process, meaning that mineralized materials not included in our ore reserves were processed through our mill. For the quarter the gold ore grades of these mineralized materials were less than expected but high enough to economically run the processing facility. Mill modifications have been completed during the second quarter to add throughput to help alleviate this metal shortfall. However, the mine will continue into a "transition" period until the main reserves are reached later this year (projected in the fourth quarter of the year).

Following are the key statistics for the Montana Tunnels operation for the three months ended June 30, 2004 and 2003.

                                                        2004           2003
                                                    THREE MONTHS   THREE MONTHS
Tons Mined                                              8,856,053      4,371,420
Tons Milled                                             1,157,512      1,179,408

Production:
Gold Ounces                                                 5,903         13,118
Silver Ounces                                             224,911        129,523
Lead Pounds                                             1,723,835      3,407,222
Zinc Pounds                                             5,974,314      5,563,276

Total Revenue (US $ millions)                       $         6.5  $         7.8
Capital Expenditures    (US $ millions)             $         4.2  $         1.5

Total cash costs for the quarter were $899 per ounce compared to $343 per ounce for the second quarter of 2003. Total production costs were $1,001 compared to $379 for the same period of 2003. As stated, the second quarter was a transition quarter for the mine as we work through the mineralized material in the outer fringes of the reserve. These materials are of lower grade than the reserves, but have enough mineralization to more than pay for the processing costs.

Florida  Canyon
---------------

At Florida Canyon, we produced 18,442 ounces of gold for the three months ended June 30, 2004 as compared to 26,733 ounces of gold for the same period in 2003. This lower production was a direct result of lower ore grades being processed and a longer recovery time due to the leach pad reaching its maximum height of 300 feet.

The following are key operating statistics at Florida Canyon for the three months ended June 30, 2004 compared to the same period June 30, 2003:

                                      2004           2003
                                  THREE MONTHS   THREE MONTHS
Tons Mined                            6,477,132      5,029,696
Ore tons to Leach Pad                 2,090,826      2,526,659
Gold Production                          18,442         26,733
Silver Production                        17,160         13,477

Total Revenue ($US millions)      $         6.6  $         9.3

Capital Expenditures:
   Florida Canyon                 $         0.2  $         0.3
   Standard Mine                  $         2.8  $         0.1

Total cash costs for the quarter were $361 per ounce compared to $275 per ounce for the same period of 2003. Total production costs were $397 per ounce for the current quarter compared to $326 per ounce for the second quarter of 2003. The leach pad at Florida is reaching is maximum height of 300 feet. The leach time is slowing as this height is reached, which reduces production. The mine is experiencing lower ore grades due to a rescheduling of the mining plan. This rescheduling was done for safety reasons at the Switchback pit. This pit will be mined next year from a higher elevation.

We commenced construction at the Standard Mine in the second quarter 2004. The mine is expected to be completed during the third quarter and produce approximately 10,000 ounces in the fourth quarter of this year. Construction costs are on schedule and within budget. Total expenditures are expected to be approximately $9.5 million. This total will include the reclamation bonding, development drilling, construction costs and internal management allocations. We will operate this mine as a satellite of the Florida Canyon Mine. We currently project production rates of approximately 100,000 ounces of gold on an annual basis for the combined operation.

General
-------

Our direct operating costs equaled approximately $16.2 million and $15.0 million for the three months ended June 30, 2004 and 2003, respectively. These amounts include mining and processing costs from both mines as Montana Tunnels commenced production in April 2003. We incurred depreciation and amortization expenses of approximately $1.3 million for the three months ended June 30, 2004 as compared to $1.5 million for the same period 2003.

We incurred approximately $1.5 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, in general and administrative expenses. As of January 2004 the Company has adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. As a result, we incurred share-based compensation of approximately $0.1 million in 2004 and 2003, respectively.

Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.1 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively. The reduction in expenditures is due to

2003 expenditures on the Black Fox and Standard Mines being expensed, whereas currently these projects are classified as development projects and therefore their expenditures are capitalized for accounting purposes.

As a result of these expense components, our operating expenses totaled approximately $19.7 million for the three months ended June 2004, as compared to approximately $19.2 million for the same period in 2003.

We realized interest income of approximately $0.1 million during the three months ended June 30, 2004. We incurred interest expense of approximately $0.1 million in the same period, primarily for equipment leases. We realized $5,000 in interest income but incurred net interest expense of approximately $0.2 million during the comparable period in 2003. The interest income increase is due to the investment of the equity funds that were raised in the fall of 2003. Interest expense is going down due to the equipment lease accounts being paid down.

We recognized foreign exchange losses of approximately $0.3 million and foreign exchange gains of approximately $0.1 million during the three months ended June 30, 2004 and 2003, respectively, from cash balances held in Canadian dollars. We utilize United States dollars as our functional and reporting currency.

Based on these factors, we incurred a loss of approximately $6.9 million or $0.09 per share for the three months ended June 30, 2004, as compared to a loss of approximately $2.1 million or $0.04 per share, for the three months ended June 30, 2003.

SIX  MONTHS  ENDED  JUNE  30,  2004  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2003

Our revenues for the six months ended June 30, 2004 were approximately $33.2 million derived primarily from the sale of 57,515 ounces of gold. This compares to approximately $25.9 million derived primarily from the sale of 64,909 ounces of gold for the same period in 2003. The average price realized for gold for the first six months of 2004 and 2003 was $372 and $348 per ounce, respectively. These amounts are lower than the spot price for both periods because the Company has been delivering gold ounces into the hedge book entered into in 2002. The revenues from silver, zinc and lead, included in the above revenue numbers, for the six months ended June 30, 2004 were $11.8 million compared to $3.4 million during the same period 2003. The growth in revenue results primarily from six months production from Montana Tunnels in 2004 compared to three months in 2003. Total cash costs for the period were $382 per ounce and total production costs were $426 per ounce. This compares with a total cash cost of $273 per ounce and a total production cost of $333 per ounce for the first six months of 2003. A higher gold price in the 2004 period was offset by higher production costs and lower gold production for the six months ended June 30, 2004. The lower gold production and higher costs result primarily from processing lower ore grades at both mines during the second quarter.

Sales of minerals from our Montana Tunnels Mine accounted for 54.7% of our revenues for the six months ended June 30, 2004, with the remaining 45.3% of revenues derived from sales of minerals from our Florida Canyon Mine. In the six months ended June 30, 2004, we received approximately 64% of our revenue from sales of gold and 36% from sales of silver, zinc and lead compared to 87% from the sales of gold and 13% from the sales of silver, zinc and lead for the same period in 2003. This change is due primarily to higher base metal production and prices in the 2004 period.

Montana  Tunnels
----------------

During the first six months of 2004, 14.9 million tons of waste was removed at Montana Tunnels. This is in addition to the 6.5 million tons of waste removed in the fourth quarter of 2003, bringing the Phase II total to 21.4 million tons removed. Revenues at Montana Tunnels are behind our projections as the gold ore grades in the mineralized materials that we are milling are less than expected. In addition the coarse ore handling system continues to plug up leading to lower mill throughputs. Mill throughput per day has improved during the second quarter 2004 as modifications have been completed to the crushing circuit.

Following are the key statistics for the Montana Tunnels operation for the first six months of 2004. Information for the first six months of 2003 only include production from April 2003 when commercial production commenced.

                                                           2004         2003
                                                        SIX MONTHS    SIX MONTHS
  Tons Mined                                             17,788,333   10,815,510
  Tons Milled                                             2,266,101    1,179,408

  Production:
  Gold Ounces                                                16,686       13,118
  Silver Ounces                                             343,669      129,523
  Lead Pounds                                             4,867,228    3,407,222
  Zinc Pounds                                            15,014,586    5,563,276

  Total Revenue (US $millions)                          $      18.1  $       7.8
  Capital Expenditures   (US $millions)                 $       8.5  $       5.3

For the six months ended June 30, 2004 total cash costs at Montana Tunnels were $496 per ounce and total production costs were $566 per ounce. These costs compare to a total cash cost of $297 per ounce and a total production cost of $399 for the same period ended in 2003. However for the first three months of 2003, Montana Tunnels was in development and there were no commercial ounces produced. The higher cash costs are a direct reflection of the lower ore grades processed during the second quarter of 2004. These ores or non-reserve grade materials were mined and processed from the outer limits of the pit wall and much of it was not included in the ore reserves. The ore grades processed were lower than our reserve grades, but high enough to more than pay for the processing, transport and smelting costs.

Florida  Canyon
---------------

At Florida Canyon, we produced 40,829 ounces of gold for the six months ended June 30, 2004 as compared to 51,790 ounces of gold for the same period in 2003. This lower production was a direct result of lower ore grades (due to a change in mining plans) and longer recovery time (the leach pad is reaching its maximum height of 300 feet).

Following are key operating statistics at Florida Canyon for the first six months of 2004 compared to the same period of 2003:

                                                2004         2003
                                             SIX MONTHS   SIX MONTHS
Total Tons Mined                              12,866,814   10,319,328

Ore to Leach Pad
                                               3,699,964    4,817,295
Gold Production                                   40,829       51,790
Silver Production                                 37,215       27,240

Total Revenue ($US millions)                 $      15.0  $      18.1

Capital Expenditures:
        Florida Canyon                       $       0.4  $       2.6
        Standard Mine                        $       3.3  $       0.4

For the six months ended June 30, 2004 total cash costs were $335 per ounce and total production costs were $369 per ounce. These costs compare to a total cash cost of $267 per ounce and a total production cost of $316 per ounce for the same period ending June 30, 2003. The higher per ounce costs are due to lower production rates experienced in the first half of 2004 due to the processing of lower grade ores and longer leach times.

We commenced construction at the Standard Mine during the second quarter of 2004. This mine will be operated in conjunction with the Florida Canyon Mine. We currently project production sales of approximately 100,000 ounces of gold on an annual basis for the combined operation.

Financial  Performance
----------------------

Based on gold reserves we expect the Montana Tunnels Mine, the Florida Canyon Mine and the Standard Mine, collectively, to produce approximately 128,000 ounces of gold in 2004.

Our direct operating expense was $33.4 million and $20.7 million for the six months ended June 30, 2004 and 2003, respectively. These amounts include mining and processing costs. The lower direct operating costs in 2003 reflect the operating costs at the Florida Canyon Mine and three months at Montana Tunnels as it was in development for the first three months of 2003. We incurred depreciation and amortization expenses of approximately $2.6 million for the six months ended June 30, 2004 as compared to $2.8 million for the 2003 period.

We incurred approximately $3.2 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively, in general and administrative expenses. As of January 2004 the Company has adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. As a result, we incurred share-based compensation of approximately $0.1 million for the first six months ended in June 30, 2004 compared to $0.3 million in the same period of 2003. We also show the cumulative effect on opening deficit of the change for the share based compensation in 2003 of approximately $5.9 million. This cumulative effect of the change in share-based compensation includes the original stock options issued upon the amalgamation of the Company with International Pursuit as well as our employee stock option incentive plan.

Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.3 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively. The reduction in expenditures is due to 2003 expenditures on the Black Fox and Standard Mines being expensed, whereas currently these projects are classified as development projects and therefore their expenditures are capitalized for accounting purposes.

As a result of these expense components, our operating expenses totaled approximately $40.7 million for the six months ended June 2004, as compared to approximately $29.2 million for the same period in 2003. The difference is primarily attributable to the addition of Montana Tunnels operating expenses for the full six months of 2004 compared to three months in the 2003 period.

We realized interest income of approximately $0.3 million during the six months ended June 30, 2004. We incurred interest expense of approximately $0.2 million in the same period, primarily for equipment leases. We realized $48,000 in interest income but incurred net interest expense of approximately $0.3 million during the comparable period in 2003. The interest income increase is due to the investment of the equity funds that were raised in the third quarter of 2003. Interest expense is reduced due to the equipment lease accounts being paid down.

We recognized foreign exchange losses of approximately $0.5 million and foreign exchange gains of approximately $0.7 million during the six months ended June 30, 2004 and 2003, respectively, from cash balances held in Canadian dollars. We utilize United States dollars as our functional and reporting currency.

Based on these factors, we incurred a loss of approximately $7.9 million or $0.10 per share for the six months ended June 30, 2004, as compared to a loss of approximately $2.8 million or $0.06 per share, for the six months ended June 30, 2003.

FINANCIAL  CONDITION  AND  LIQUIDITY:
-------------------------------------

At June 30, 2004 we had cash and cash equivalent balances of approximately $12.5 million as compared to approximately $31.7 million at December 31, 2003 and March 31, 2003.

Operating activities used $6.0 million of cash during the six months ended June 30, 2004. Net cash used by operating activities was impacted by higher operating and administrative charges during the first six months of 2004 when compared to 2003. These charges included higher fixed costs at the mine sites and miscellaneous costs at the corporate office.

Investing activities used $21.6 million of cash during the six months ended June 30, 2004. The significant increase in the amount of cash used in investing activities was primarily due to increased spending on property, plant and equipment relating to the development at the Standard Mine and Black Fox Project. The Company also increased its investment in short term investments during the quarter by $1.6 million. These short term investments are cash equivalents that are invested in terms longer than 90 days.

Financing activities for the six months ended June 30, 2004 included the exercise of warrants and options in the amount of $8.9 million. On March 21, 2004, the original Apollo Gold Corporation warrants expired.

We believe our cash requirements for the development of the Black Fox Mine and the Standard Mine will be approximately $60.0 million. We expect these expenditures to be funded through a combination of cash on hand, short term investments one or more of, future cash flows from operations and debt or equity security issuances. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the impact that significant changes in the prices of silver, gold, lead and zinc have on our financial condition, declines in these metals prices may negatively impact our ability to raise additional funding for long-term projects.

During the year ended December 31, 2003 the Company entered into a $5 million Revolving Loan, Guaranty and Security Agreement with Standard Bank London Limited ("Standard Bank"). The Company had to satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. As of June 30, 2004, this agreement was terminated by the Company. The "hedge position" of 42,000 ounces will remain and be delivered into at a rate of 4,000 ounces per month at a price of $345 per ounce until April of 2005 (assuming that the gold price stays above that price) as agreed to.

The Company has previously announced that the $12.5 million in cash and short-term investments, as noted above, would not be sufficient, without curtailment of some of our capital and development activities. External financing would be needed to carry out the following plans: a). progressing Black Fox through Feasibility and continue to add reserves b). commence drilling at the Huizopa project c). finish the stripping at program at Montana Tunnels and bring this mine into a cash positive situation and d). complete the construction of the Standard mine.

The Company is pleased to report that it is well advanced in discussions regarding various financing opportunities and expects to be able to raise $10-$15 million in September 2004.

The above mentioned financing would be used for capital and development programs at Montana Tunnels of up to approximately $8.0 million, the Standard Mine of up to approximately $2.0 million, the Black Fox project of up to approximately $4.2 million and Huizopa exploration of up to approximately $1.5 million. There can be no assurance that the required financing will be available on acceptable terms or at all.

If all or any portion of the contemplated financing is not available on acceptable terms, we plan to focus our efforts on completing the stripping at Montana Tunnels and the development of the Standard Mine. Depending on our available cash, we could defer further mining at our Florida Canyon operation, while generating cash by recovering gold from the leach pad. We also would defer most expenditures at Black Fox and Huizopa.

CRITICAL  ACCOUNTING  ESTIMATES  AND  POLICIES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make a variety of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2003.

Except as described in Note 2 of our interim financial statements for the three and six months ended June 30, 2004 our accounting policies did not differ from the policies used in the preparation of the financial statements at December 31, 2003.

CONTRACTUAL  OBLIGATIONS

The Company has several outstanding equipment leases and financings. As of June 30, 2004, nothing material has changed since the details released in the Company's 10-K Annual Report.

ENVIRONMENTAL

As of June 30, 2004, we have accrued $22.2 million related to reclamation, severance and other closure requirements, an increase from December 31, 2003 of $0.6 million. This liability is covered by a combination of surety bonds, totaling $34.4 million, and cash bonds totaling $8.5 million, for a total reclamation surety, at June 30, 2004 of $42.9 million. We have accrued what management believes is the present value of our best estimate of the liability as of June 30, 2004; however, it is possible that our obligation may change in the near or long term depending on a number of other factors.

ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, we have entered into hedging contracts with the Standard Bank London Limited ("Standard Bank") for gold in the aggregate amount of 100,000 ounces involving the use of put and call options and forward contracts. The hedging contracts were a requirement of our working capital commitment facility. Beginning in April 2003, we are obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: We purchased put options to cover the floor price of gold at US$295 per ounce whereby if the price of gold decreases to a level below US$295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for US$295 per ounce. We also sold call options to Standard Bank whereby if the price of gold increases to over US$345 per ounce, then we must sell 4,000 ounces to Standard Bank. We have the ability to roll forward the call options into forward sales contracts. At June 30, 2004, we have put and call options for 40,000 ounces of gold and forward sales contracts for 2,000 ounces of gold.

Our senior management, with approval of our board of directors, makes all decisions regarding our hedging techniques. We have no current plans to use hedging techniques in the future.

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

MARKET  PRICE  OF  GOLD
-----------------------

The Company's earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the five year period ended December 31, 2003, the average annual market price has fluctuated between $271 per ounce and $364 per ounce. During the first half of 2004, the spot price for gold improved and experienced highs in excess of US$420.

There is certain market risks associated with the hedging contracts utilized by the Company. If the Company's counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments, the Company would have to purchase the shortfall in the open market at prevailing prices. At June 30, 2004, the fair value of the contracts is a loss of $2,192,000 (December 31, 2003 the loss calculation was - $5,911,000).

FOREIGN  CURRENCY
-----------------

The Company currently conducts development activities in Canada, while the price of gold is denominated in U.S. dollars, and the Company's gold production operations are in the United States. Therefore, the Company has minimal, if any foreign currency exposure.

ITEM  4:  CONTROLS  AND  PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are as defined in Exchange Act Rules 13(a)-15(e) and 15(d) - 15(e) as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART  II:  --  OTHER  INFORMATION

ITEM  1:  LEGAL  PROCEEDINGS

None

ITEM  2:  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the quarter ended June 30, 2004 218,678 common shares were issued as a result of warrants exercised at a price of $1.60 per common share and stock options exercised at a price of $0.80. An additional 218,678 shares were issued in total. The net proceeds from this activity was $0.3 million for the quarter. An additional 48,978 shares were issued for a portion of the Company's initial contribution for its share in the Huizopa project.

ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The following matters were voted upon at the annual meeting of shareholders held on May 20, 2004:

     (a)  Election  of  seven  directors.

     (b) Authority for issuance of up to 79,017,575 common shares in private placements within 12 months.

     (c) Retention of Deloitte and Touche LLP Chartered Accountants as external auditing until the next annual general meeting.

     All matters voted on at the annual general meeting were approved. The voting results were as follows:

ELECTION OF DIRECTOR                      FOR            AGAINST        ABSTAIN
--------------------------------

G. Michael Hobart                      33,865,742          51,037             0
R. David Russell                       33,865,742          51,037             0
Gerald J. Schissler                    33,865,742          51,037             0
Charles E. Stott                       33,865,742          51,037             0
G.W. (Bill) Thompson                   33,865,742          51,037             0
W.S. (Steve) Vaughan                   33,865,742          51,037             0
Robert A. Watts                        33,865,742          51,037             0

Authority to Issue Shares              11,600,205       9,878,301             7

Retention of Deloitte and Touche       33,860,410          33,144             0

ITEM  5:  OTHER  INFORMATION.

None.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

(b)  Reports  filed  on  Form  8-K  during  the  quarter  ended  June 30, 2004:

A report on Form 8-K was furnished to the Securities and Exchange Commission on May 12, 2004 pursuant to Item 12 to announce financial results for the first quarter of 2004.

A report on Form 8-K was furnished to the Securities and Exchange Commission on June 30, 2004 pursuant to Item 5 to announce the termination of the loan agreement with Standard Bank.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


APOLLO  GOLD  CORPORATION

Date:  August  13,  2004                /s/  R. David Russell
                                        -----------------------
                                        R. David Russell, President and
                                        Chief Executive Officer

Date:  August  13,  2004                /s/  R. Llee Chapman
                                        ----------------------
                                        R. Llee Chapman,
                                        Chief Financial Officer

                                 EXHIBIT INDEX
31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act