Form 10-Q
period 2004-09-30
APOLLO GOLD CORP
filed 2004-11-15
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31593

APOLLO GOLD CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Yukon Territory, Canada	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4601 DTC Blvd, Suite 750
Denver, Colorado 80237
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (720) 886-9656

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

At November 1, 2004, there were 79,632,189 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This report, including the Notes to Unaudited Consolidated Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, with respect to our financial condition, results of operations, production, costs, start-up of the Standard Mine, completing stripping at Montana Tunnels, feasibility studies at Black Fox, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is anticipated or forecasted in these forward-looking statements due to numerous factors, including, but not limited to, the outcome of assays and additional exploration sampling and drilling efforts, delay in permits or approvals, technical or permitting problems, unanticipated drilling problems or costs, variations in ore grade, the market price of gold and other minerals, unanticipated delays or costs for construction, or start-up at our mines, unanticipated reclamation liabilities, the availability and timing of external financing or acceptable terms and other factors disclosed under the heading “Risk Factors” in Apollo Gold’s 10-K for the year ended December 31, 2003 as well as our 10-Q filings for the periods ended March 31, 2004 and June 30, 2004 and elsewhere in Apollo Gold documents filed from time to time with the Toronto Stock Exchange, The American Stock Exchange, The United States Securities and Exchange Commission and other regulatory authorities. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. We undertake no obligation to update forward-looking statements.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”) and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes for the fiscal year ended December 31, 2003 included in our Annual Report (the “Annual Report”) filed with the SEC. Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

Unless stated otherwise, all dollar amounts are expressed in United States dollars.

References to “we”, “our”, “us”, the “Company” or “Apollo” mean Apollo Gold Corporation and its consolidated subsidiaries, or to any one or more of them, as the context requires.

NON-GAAP FINANCIAL INFORMATION

The cash operating, total cash and total production costs are non - GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers.

The terms “cash operating cost” and “total cash cost” are used on a per ounce of gold basis. Cash operating cost per ounce is equivalent to direct operating costs expense for the period as found on the Consolidated Statements of Operations, less mining taxes and by-product credits payable for silver, lead, and zinc divided by the number of ounces of gold sold during the period. The term “total cash cost” per ounce is equivalent to mining operations expense for the period, less by-product credits payable, plus royalty expenses for silver, lead and zinc, divided by the number of ounces of gold sold during the period. The term “total production costs” is total cash costs plus depreciation and amortization.

This information differs from measures of performance determined in accordance with generally accepted accounting principles in Canada and the United States and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.

ITEM 1: FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2003.

Interim Consolidated Financial Statements of

APOLLO GOLD CORPORATION

September 30, 2004

APOLLO GOLD CORPORATION
Consolidated Balance Sheets
(In thousands of United States dollars)

	September 30, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)

CURRENT
Cash and cash equivalents	$1,414	$25,851
Short-term investments	-	5,855
Accounts receivable	1,543	4,647
Prepaids	510	552
Broken ore on leach pad	12,403	9,594
Inventories (Note 4)	3,297	2,839
	19,167	49,338
BROKEN ORE ON LEACH PAD	2,363	1,827
PROPERTY, PLANT AND EQUIPMENT (Note 5)	52,659	38,519
DEFERRED STRIPPING COSTS	35,479	24,033
RESTRICTED CERTIFICATE OF DEPOSIT AND
OTHER ASSETS	8,997	6,893
	$118,665	$120,610
LIABILITIES

CURRENT
Accounts payable	$9,959	$5,848
Accrued liabilities	2,850	2,781
Notes payable	2,992	4,117
Property and mining taxes payable	1,081	1,080
	16,882	13,826
NOTES PAYABLE AND LONG-TERM LIABILITY	1,525	3,275
ACCRUED SITE CLOSURE COSTS	22,947	21,619
	41,354	38,720

CONTINUING OPERATIONS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

Share capital (Note 6)	134,958	120,624
Issuable common shares	231	231
Contributed surplus (Note 6)	8,147	7,172
Deficit	(66,025)	(46,137)
	77,311	81,890
	$118,665	$120,610

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Consolidated Statements of Operations and Deficit
(In thousands of United States dollars, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE
Revenue from sale of minerals	$12,720	$20,098	$45,904	$46,025
OPERATING EXPENSES
Direct operating costs	14,489	16,293	47,887	36,965
Depreciation and amortization	1,292	1,449	3,894	4,226
General and administrative expenses	1,087	1,088	4,325	3,360
Stock-based compensation	388	20	487	361
Accretion expense	783	320	1,474	960
Royalty expense	133	237	507	687
Exploration and business development	515	52	774	2,052
	18,687	19,459	59,348	48,611
OPERATING (LOSS) INCOME	(5,967)	639	(13,444)	(2,586)
OTHER INCOME (EXPENSES)
Interest income	10	10	261	58
Interest expense	(80)	(127)	(287)	(444)
Foreign exchange (loss) gain and other	(79)	(139)	(567)	516
NET (LOSS) INCOME FOR THE PERIOD	(6,116)	383	(14,037)	(2,456)
DEFICIT, BEGINNING OF PERIOD	(59,909)	(46,790)	(46,137)	(43,951)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING POLICY (Note 3 (a))	-	-	(5,851)	-
ADJUSTED OPENING BALANCE	(59,909)	(46,790)	(51,988)	(43,951)
DEFICIT, END OF PERIOD	$(66,025)	$(46,407)	$(66,025)	$(46,407)
NET (LOSS) INCOME PER SHARE,
BASIC AND DILUTED	$(0.08)	$0.01	$(0.18)	$(0.05)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	79,617,391	49,843,353	77,924,423	48,480,820

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Consolidated Statements of Cash Flows
(In thousands of United States dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net (loss) income for the period	$(6,116)	$383	$(14,037)	$(2,456)
Items not affecting cash
Depreciation and amortization	1,292	1,449	3,894	4,226
Stock-based compensation	388	20	487	361
Accretion expense	783	320	1,474	960
Other	(33)	85	(146)	(84)
Gain on sale of property, plant and equipment	-	(41)	-	(41)
Net change in non-cash operating working
capital items	4,851	(630)	3,524	(1,196)
	1,165	1,586	(4,804)	1,770
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(6,680)	(4,288)	(17,587)	(6,733)
Proceeds from disposals of property, plant and equipment	-	172	-	172
Deferred stripping costs	(4,097)	(447)	(11,446)	(4,844)
Short-term investments	7,446	-	5,855	-
Restricted Certificate of Deposit and other assets	(394)	(214)	(2,104)	(1,097)
	(3,725)	(4,777)	(25,282)	(12,502)
FINANCING ACTIVITIES
Proceeds from exercise of warrants and options	71	35,129	8,931	37,912
Acquisition and cancellation of shares	-	-	(48)	-
Payments of notes payable	(1,150)	(936)	(3,234)	(2,762)
	(1,079)	34,193	5,649	35,150
NET (DECREASE) INCREASE IN CASH	(3,639)	31,002	(24,437)	24,418
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	5,053	1,842	25,851	8,426
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$1,414	$32,844	$1,414	$32,844
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$80	$127	$287	$444
Income taxes paid	$-	$-	$-	$-

During the three and nine months ended September 30, 2004, property, plant and equipment of $19 was acquired under a capital lease obligation.

During the nine months ended September 30, 2004, the Company issued 48,978 shares to meet the earn-in requirements of the Huizopa Joint Venture Agreement. Share capital and property, plant and equipment both increased by $88 as a result of this transaction. Property, plant and equipment totaling $340 was acquired under a non-cash financing arrangement.

During the nine months ended September 30, 2003, the Company issued 61,500 shares to acquire certain parcels of land located in Nevada. Share capital and property, plant and equipment both increased by $134 as a result of this transaction. Property, plant and equipment totaling $1,587 was acquired under capital lease obligations.

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

1.	CONTINUING OPERATIONS
These unaudited interim consolidated financial statements are prepared on the basis of a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent on its ability to successfully operate the Montana Tunnels Mine and Florida Canyon Mine (including Standard mine). The Company will not have sufficient resources from existing operations to finance the development of the Black Fox project. Subsequent to September 30, 2004, the Company completed new financing totaling $7.5 million to sustain current operations and exploration activities. The Company is actively seeking financing to develop the Black Fox project, however, the availability, amount and timing of this financing is not certain at this time. The Company is actively seeking financing for the Black Fox project feasibility and exploration activities; however, the availability, amount and timing of this financing is not certain at this time.

2.	NATURE OF OPERATIONS
Apollo Gold Corporation (“Apollo” or the “Company”) is engaged in gold mining including extraction, processing and refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and has rights to operate the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Montana Tunnels Mine, an open pit mine and mill, producing gold doré and lead- gold and zinc-gold concentrates located in the State of Montana; and the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.

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
These consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2003, except as described in Notes 3 (a) and 3 (b). Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with Canadian generally accepted accounting principles have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2003.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

3.	ACCOUNTING POLICIES (Continued)
In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

Certain of the comparative figures have been reclassified to conform with the current period presentation.
(a)	Stock- based compensation
Effective January 1, 2004, the Company adopted the amended recommendations of the CICA Handbook Section 3870, Stock- based Compensation and Other Stock- based Payments. Under the amended standards of this Section, the fair value of all stock-based awards granted are estimated using the Black-Scholes model and are recorded in operations over their vesting periods. The compensation cost related to stock options granted to employees and directors after January 1, 2004 is recorded in the consolidated statement of operations.

Previously, the Company provided note disclosure of pro forma net loss as if the fair value based method had been used on stock options granted to employees and directors after January 1, 2002. The amended recommendations have been applied using the retroactive method without restatement and had the effect of increasing share capital, contributed surplus and opening deficit as follows:

Increase as at
January 1,
2004
Share capital	$257
Contributed surplus	5,594
Deficit	(5,851)

(b)	Hedging relationships
Effective January 1, 2004, the Company adopted the CICA Accounting Guideline 13, Hedging Relationships (“AcG-13”). AcG-13 specifies the conditions under which hedge accounting is appropriate and includes requirements for the identification, documentation and designation of hedging relationships, sets standards for determining hedge effectiveness, and establishes criteria for the discontinuance of hedge accounting. The adoption of AcG-13 had no impact on the Company’s results of operations and financial position.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

4	.	INVENTORIES
Inventories consist of:

	September 30,	December 31,
	2004	2003
Concentrate inventory	$228	$98
Dore inventory	579	56
Materials and supplies	2,490	2,685
	$3,297	$2,839

5	.	PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment are as follows:

	September 30, 2004			December 31, 2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
Mine assets
Building, plant and equipment	$16,884	$5,302	$11,582	$10,643
Mining properties and
development costs	40,617	7,007	33,610	20,412
	57,501	12,309	45,192	31,055
Mineral rights	7,467	-	7,467	7,464
Total property, plant and equipment	$64,968	$12,309	$52,659	$38,519

If the Black Fox project is developed and reaches commercial production, an additional $2.4 million (Cdn.$3 million) is due to the vendors to purchase the property free and clear of all encumbrances.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL
(a)	Authorized
Unlimited number of common shares with no par value.
(b)	Issued and outstanding

			Contributed
	Shares	Amount	Surplus
Balance, December 31, 2003
as previously reported	73,539,790	$120,624	$7,172
Cumulative effect of change in
accounting policy (Note 3 (a))	-	257	5,594
Adjusted balance, December 31, 2003	73,539,790	120,881	12,766
Warrants exercised	5,384,125	12,660	(4,075)
Options exercised	399,054	966	(647)
Options exercised by agents	15,723	35	(8)
Shares reacquired and cancelled	(20,500)	(48)	-
Shares issued for 2003 share-based
compensation	265,000	376	(376)
Shares issued for Huizopa interest	48,978	88	-
Stock-based compensation	-	-	487
Balance, September 30, 2004	79,632,170	$134,958	$8,147

(c)	Warrants
The following summarizes outstanding warrants as at September 30, 2004:

	Number of	Exercise	Expiry
Warrants	Shares	Price	Date
653,277	653,277	$1.67	September 26, 2005
63,969	63,969	1.67	October 26, 2005
3,000,000	3,000,000	2.10	December 23, 2006
3,717,246	3,717,246

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (Continued)
(d)	Share purchase options
(i)	A summary of information concerning outstanding stock options at September 30, 2004 is as follows:

			Performance-based
	Fixed Stock Options		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price
Balances, December 31, 2003	1,887,300	$2.20	2,500,154	$0.80
Options granted	680,500	1.87	-	-
Options exercised	-	-	(399,054)	0.80
Options cancelled	(214,500)	2.16	(196,344)	0.80
Balances, September 30, 2004	2,353,300	$2.11	1,904,756	$0.80

(ii)	The following table summarizes information concerning outstanding and exercisable fixed stock options at September 30, 2004:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average		Average
Number	Expiry	Exercise Price	Number	Exercise Price
Outstanding	Date	per Share	Exercisable	per Share
1,531,000	February 18, 2013	$2.24	765,500	$2.24
2,600	March 28, 2013	2.34	1,300	2.34
70,000	May 21, 2013	2.27	35,000	2.27
110,000	August 22, 2013	2.12	55,000	2.12
100,000	November 13, 2013	1.67	-	-
367,000	March 10, 2014	2.05	-	-
129,900	May 19, 2014	1.44	-	-
42,800	August 10, 2014	0.95	-	-
2,353,300		$2.11	856,800	$2.23

(iii)	As at September 30, 2004, the 1,904,756 performance -based stock options were fully vested and have an expiry date of June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (Continued)
(e)	Stock- based compensation
The fair value of each option granted is estimated at the time of grant using the Black- Scholes option pricing model with weighted average assumptions for grants as follows:

	Nine months ended September 30,
	2004	2003
Risk free interest rate	3.1%	3.5%
Dividend yield	0%	0%
Volatility	56%	52%
Expected life in years	5	5

As the Company has selected the retroactive without restatement method for reporting the change in accounting policy related to stock compensation expense (Note 3 (a)), the Company must disclose the impact on net loss and net loss per share as if the fair value based method of accounting for stock-based compensation had been applied in 2003.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2003	2003
Net income (loss)
As reported	$383	$(2,456)
Pro forma stock option expense	(599)	(2,368)
	$(216)	$(4,824)
Basic and diluted income (loss) per share
As reported	$0.01	$(0.05)
Pro forma	$(0.00)	$(0.10)

7.	INCOME TAXES

      The Company did not record a recovery for income taxes for the period ended September 30, 2004 as the net loss carry forwards are fully offset by a valuation allowance.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

8.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
Gold hedges

The Company entered into hedging contracts with Standard Bank London Limited for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of September 30, 2004 there are 28,000 ounces remaining on these contracts. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. The Company has also completed certain spot deferred forward contracts for the delivery of gold. Gains or losses on these spot deferred forward contracts are recognized as an adjustment of revenue in the period when the originally designated production is sold. As at September 30, 2004, the fair value of the contracts is a loss of approximately $2.1 million (December 31, 2003 -$5.9 million).
The contracts mature as follows:

Ounces of
Gold
2004	12,000
2005	16,000
28,000

9.	COMMITMENTS AND CONTINGENCIES
(a)	Environmental
The Company’s mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.
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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

10.     SEGMENTED INFORMATION

Apollo operates the Montana Tunnels and Florida Canyon Mines in the United States and the Black Fox development project in Canada. As the products and services of the Company’s largest segments, Montana Tunnels and Florida Canyon, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at September 30, 2004 are as follows:
	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total
Cash and cash equivalents	$39	$29	$21	$1,325	$1,414
Broken ore on leach pad - current	-	12,403	-	-	12,403
Other non-cash current assets	2,926	2,077	179	168	5,350
	2,965	14,509	200	1,493	19,167
Broken ore on leach pad - long-term	-	2,363	-	-	2,363
Property, plant and equipment	15,907	17,783	18,215	754	52,659
Deferred stripping costs	35,479	-	-	-	35,479
Restricted certificate of deposit
and other assets	3,405	5,028	511	53	8,997
Total assets	$57,756	$39,683	$18,926	$2,300	$118,665
Current liabilities	$7,393	$7,158	$1,366	$965	$16,882
Notes payable and long-term
liability	625	900	-	-	1,525
Accrued site closure costs	9,709	13,238	-	-	22,947
Total liabilities	$17,727	$21,296	$1,366	$965	$41,354

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

10	.	SEGMENTED INFORMATION (Continued)
		Amounts as at December 31, 2003 are as follows:
			Montana	Florida	Black	Corporate
			Tunnels	Canyon	Fox	and Other	Total
		Cash and cash equivalents	$754	$19	$95	$24,983	$25,851
		Short-term investments	-	-	-	5,855	5,855
		Broken ore on leach pad - current	-	9,594	-	-	9,594
		Other non-cash current assets	5,345	2,263	71	359	8,038
			6,099	11,876	166	31,197	49,338
		Broken ore on leach pad - long-term	-	1,827	-	-	1,827
		Property, plant and equipment	15,559	13,529	8,914	517	38,519
		Deferred stripping costs	24,033	-	-	-	24,033
		Restricted certificate of deposit
		and other assets	2,663	3,809	377	44	6,893
		Total assets	$48,354	$31,041	$9,457	$31,758	$120,610
		Current liabilities	$6,140	$6,515	$507	$664	$13,826
		Notes payable and long-term
		liability	980	2,295	-	-	3,275
		Accrued site closure costs	9,148	12,471	-	-	21,619
		Total liabilities	$16,268	$21,281	$507	$664	$38,720

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

10	.	SEGMENTED INFORMATION (Continued)
Amounts for the three and nine month periods ended September 30, 2004 and 2003, respectively, are as follows:

		Three months ended September 30, 2004
	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total
Revenue from sale of minerals	$7,393	$5,327	$-	$-	$12,720
Direct operating costs	8,530	5,959	-	-	14,489
Depreciation and amortization	646	618	-	28	1,292
General and administrative expenses	-	-	-	1,087	1,087
Stock-based compensation	-	-	-	388	388
Accretion expense	479	304	-	-	783
Royalty expense	-	133	-	-	133
Exploration and business development	-	-	-	515	515
	9,655	7,014	-	2,018	18,687
Operating loss	(2,262)	(1,687)	-	(2,018)	(5,967)
Interest income	-	-	-	10	10
Interest expense	(30)	(50)	-	-	(80)
Foreign exchange (loss) gain and other	(108)	-	-	29	(79)
Net loss	$(2,400)	$(1,737)	$-	$(1,979)	$(6,116)
Investing activities
Property, plant and equipment
expenditures	$1,069	$2,628	$3,002	$-	$6,699
Deferred stripping expenditures	4,097	-	-	-	4,097

	Nine months ended September 30, 2004
	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total
Revenue from sale of minerals	$25,542	$20,362	$-	$-	$45,904
Direct operating costs	28,369	19,518	-	-	47,887
Depreciation and amortization	1,823	1,987	-	84	3,894
General and administrative expenses	-	-	-	4,325	4,325
Stock-based compensation	-	-	-	487	487
Accretion expense	560	914	-	-	1,474
Royalty expense	-	507	-	-	507
Exploration and business development	-	-	-	774	774
	30,752	22,926	-	5,670	59,348
Operating loss	(5,210)	(2,564)	-	(5,670)	(13,444)
Interest income	-	-	-	261	261
Interest expense	(113)	(174)	-	-	(287)
Foreign exchange loss and other	(108)	-	-	(459)	(567)
Net loss	$(5,431)	$(2,738)	$-	$(5,868)	$(14,037)
Investing activities
Property, plant and equipment
expenditures	$2,171	$6,241	$9,301	$321	$18,034
Deferred stripping expenditures	11,446	-	-	-	11,446

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

10.    SEGMENTED INFORMATION(Continued)

	Three months ended September 30, 2003
	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total
Revenue from sale of minerals	$10,819	$9,279	$-	$-	$20,098
Direct operating costs	8,906	7,387	-	-	16,293
Depreciation and amortization	543	872	-	34	1,449
General and administrative expenses	-	-	-	1,088	1,088
Stock-based compensation	-	-	-	20	20
Accretion expense	79	241	-	-	320
Royalty expense	-	237	-	-	237
Exploration and business development	-	-	-	52	52
	9,528	8,737	-	1,194	19,459
Operating income (loss)	1,291	542	-	(1,194)	639
Interest income	3	-	-	7	10
Interest expense	(35)	(81)	-	(11)	(127)
Foreign exchange gain (loss) and other	-	-	-	(139)	(139)
Net income (loss)	$1,259	$461	$-	$(1,337)	$383
Investing activities
Property, plant and equipment
expenditures	$2,051	$254	$1,511	$472	$4,288
Deferred stripping expenditures	447	-	-	-	447

	Nine months ended September 30, 2003
	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total
Revenue from sale of minerals	$18,666	$27,359	$-	$-	$46,025
Direct operating costs	16,071	20,894	-	-	36,965
Depreciation and amortization	1,488	2,655	-	83	4,226
General and administrative expenses	47	-	-	3,313	3,360
Stock-based compensation	-	-	-	361	361
Accretion expense	236	724	-	-	960
Royalty expense	-	687	-	-	687
Exploration and business development	-	-	1,638	414	2,052
	17,842	24,960	1,638	4,171	48,611
Operating income (loss)	824	2,399	(1,638)	(4,171)	(2,586)
Interest income	3	-	-	55	58
Interest expense	(115)	(265)	-	(64)	(444)
Foreign exchange gain (loss) and other	-	-	363	153	516
Net income (loss)	$712	$2,134	$(1,275)	$(4,027)	$(2,456)
Investing activities
Property, plant and equipment
expenditures	$2,947	$3,227	$1,651	$629	$8,454
Deferred stripping expenditures	4,844	-	-	-	4,844

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.     DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES (“GAAP”)

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and nine month periods ended September 30, 2004 and 2003.

Material variances between financialstatementitems under Canadian GAAP and the determined under U.S. GAAP are as follows:

Consolidated Balance Sheet
September 30, 2004

	Property Plant and, Equipment	Deferred Stripping Costs	Accounts Payable	Other Liabilities	Share Capital	Contributed Surplus	Deficit
As at September 30, 2004
Canadian GAAP	$52,659	$35,479	$9,959	$-	$134,958	$8,147	$(66,025)
Convertible debenture (a)	-	-	-	-	-	20,675	(20,675)
Gold hedge loss (c)	-	-	-	2,128	-	-	(2,128)
Impairment of property, plant and
equipment and capitalized
deferred stripping costs and
change in depreciation and
amortization (d)	(5,062)	(8,397)	-	-	-	-	(13,459)
Flow-through common
shares (e)	-	-	-	-	(238)	-	238
Black Fox development
costs (f)	(12,706)	-	-	-	-	-	(12,706)
As at September 30, 2004
U.S. GAAP	$34,891	$27,082	$9,959	$2,128	$134,720	$28,822	$(114,755)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11	.	DIFFERENCES BETWEEN CANADIANANDUNITEDSTATESGENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)

Consolidated Balance Sheet
December 31, 2003

	Property Plant and Equipment	Deferred Stripping Costs	Accounts Payable	Other Liabilities	Share Capital	Contributed Surplus	Deficit
As at December 31, 2003,
Canadian GAAP	$38,519	$24,033	$5,848	$-	$120,624	$7,172	$(46,137)
Convertible debenture (a)	-	-	-	-	-	20,675	(20,675)
Stock-based
compensation (b)	-	-	-	-	-	4,343	(4,343)
Gold hedge loss (c)	-	-	(551)	5,911	-	-	(5,360)

Impairment of property,
plant and equipment,
capitalized deferred
stripping costs and
change in depreciation
and amortization (d)	(5,543)	(8,740)	-	-	-	-	(14,283)
Flow-through common
shares (e)	-	-	-	-	(238)	-	238
Black Fox development
costs (f)	(3,643)	-	-	-	-	-	(3,643)
As at December 31, 2003,
U.S. GAAP	$29,333	$15,293	$5,297	$5,911	$120,386	$32,190	$(94,203)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.     DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY

     ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	2004	2003
Net (loss) income for the three month period ended
September 30, based on Canadian GAAP	$(6,116)	$383
Stock-based compensation (b)	-	(46)
Gold hedge gain (loss) (c)	916	(2,833)
Impairment of property, plant and equipment and
change in depreciation (d)	184	-
Impairment of capitalized deferred stripping costs and
change in amortization (d)	75	(829)
Flow through shares premium paid in excess of market value	-	222
Black Fox development costs (f)	(2,813)	(1,408)
Net loss for the period based on U.S. GAAP	$(7,754)	$(4,511)
Other comprehensive gain (loss)
Unrealized loss on cash flow hedges	$(927)	$-
Comprehensive loss	$(8,681)	$(4,511)
Net loss per share - U.S. GAAP basic and diluted	$(0.10)	$(0.09)

	2004	2003
Net loss for the nine month period ended September 30,
based on Canadian GAAP	$(14,037)	$(2,456)
Cumulative effect of change in accounting policy (b)	(1,508)	-
Stock-based compensation (b)	-	(814)
Gold hedge gain (c)	3,166	(1,507)
Impairment of property, plant and equipment and
change in depreciation (d)	481	-
Impairment of capitalized deferred stripping costs and
change in amortization (d)	343	(829)
Flow through shares premium paid in excess of market value	-	222
Black Fox development costs (f)	(9,063)	(1,408)
Net loss for the period based on U.S. GAAP	$(20,618)	$(6,792)
Other comprehensive gain (loss)
Unrealized gain on cash flow hedges	$66	$-
Comprehensive loss	$(20,552)	$(6,792)
Net loss per share - U.S. GAAP basic and diluted	$(0.26)	$(0.14)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)
(a)	Convertible debenture
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

(b)	Stock- based compensation

Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870 (Note 2 (a)). Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. As required by SFAS 148, the Company must disclose the impact on net income and basic and diluted loss per share as if the fair value based method had been applied in the comparative period.

	2004	2003
Net loss for the three month period ended
September 30, as reported	$(7,754)	$(4,511)
Stock option expense as reported	388	46
Pro forma stock option expense	(388)	(599)
Net loss - pro forma	$(7,754)	$(5,064)
Net loss per share, basic - for the three month
period ended September 30	$(0.10)	$(0.09)
Stock option expense as reported	0.00	0.00
Pro forma stock option expense	(0.00)	(0.01)
Net loss per share, basic - pro forma	$(0.10)	$(0.10)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)
(b) Stock- based compensation (continued)

	2004	2003
Net loss for the nine month period ended
September 30, as reported	$(20,618)	$(6,792)
Stock option expense as reported	487	814
Pro forma stock option expense	(487)	(2,368)
Net loss - pro forma	$(20,618)	$(8,346)
Net loss per share, basic - for the nine month
period ended September 30	$(0.26)	$(0.14)
Stock option expense as reported	0.00	0.02
Pro forma stock option expense	(0.00)	(0.05)
Net loss per share, basic - pro forma	$(0.26)	$(0.17)

(c)	Gold hedge gain (loss)
Under U.S. GAAP, the Company’s put and call option contracts are designated as cash flow hedges. To the extent they provide effective offset, changes in fair value arising from these derivative instruments are deferred in other comprehensive loss and recognized in the consolidated statement of operations when the hedged transaction has occurred. The ineffective portion of the change in fair value of the contracts is recorded in the consolidated statement of operations. Prior to January 1, 2004, the Company had not designated these contracts as hedges and all changes in fair value during prior periods was recorded in the consolidated statement of operations.

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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)
(e)	Flow-through common shares
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
Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $12,706,000 has been recorded as at September 30, 2004.

(g)	Statement of cash flows
Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the nine month periods ended September 30, 2004 and 2003 would reflect a reduction in cash utilized in investing activities of $11,446,000 and $ 5,499,000, respectively, and a corresponding increase in cash utilized in operating activities.

(h)	Comprehensive income
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only components of comprehensive loss are the net loss for the period and the change in fair value of the effective portion of the cash flow hedges (Note 10 (c)).

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

11.	DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (“GAAP”) (Continued)
(i)	Recently issued accounting pronouncements
In March 2004, the Emerging Issues Task Force issued EITF 04-2, Whether Mineral Rights are Tangible or Intangible Assets (“EITF 04-2”). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued proposed FASB Staff Positions (“FSPs”) FAS 141 -1 and FAS 142-1, Interaction of FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and EITF Issue No. 04-2, Whether Mineral Rights are Tangible or Intangible Assets. The proposed FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSPs are effective for the first reporting period beginning after April 29, 2004. The Company does not anticipate that the adoption of EITF 04-2 and FSPs 141-1 and 142-1 will have a material effect on the Company’s results of operations, financial position or disclosures.

In March 2004, the EITF issued EITF 04 -3, Mining Assets: Impairment and Business Combinations. EITF 04-3 requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for fiscal periods beginning after March 31, 2004.

12.	SUBSEQUENT EVENTS
Subsequent to September 30, 2004, the Company:
(a)	completed a bridge loan facility for $3.0 million; and
(b)	completed a $10.5 million secured debenture offering consisting of $8.76 million special notes (“Special Notes”) and $1.74 million special warrants (“Special Warrants”).
Each $1,000 principal amount of the Special Notes is convertible into:
(i)	$1,000 principal amount 12% secured convertible debenture, each debenture bears interest at 12% per annum payable quarterly in arrears with a term of three years and is convertible into one share of the Company at $0.75 per share; and

(ii)	600 share purchase warrants, each warrant entitling the purchase of one share of the Company for three years at a price of $0.80 per share.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2004
(Stated in United States dollars; tabular amounts in thousands)
(Unaudited)

12.	SUBSEQUENT EVENTS (Continued)
(b)	(continued)
(ii)	(continued)
Each Special Warrant is convertible at no additional cost, into one share and 0.6 share purchase warrant with each whole share purchase warrant entitling the purchase of one share of the Company for three years at a price of $0.80 per share.

In connection with this offering, the agent received commission of 6.5% of gross proceeds plus 1,400,166 compensation warrants, each warrant entitling the purchase of one share of the Company for two years at $0.80 per share.

The bridge loan facility of $3.0 million (Note 12 (a)) was repaid in full from the proceeds of this offering.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). For a reconciliation to accounting principles generally accepted in the United States (US GAAP), see Note 11 to the attached consolidated financial statements.

In this Form 10-Q, the terms “cash operating cost” and “total cash cost” are used on a per ounce of gold basis. Cash operating cost per ounce is equivalent to direct operating costs expense for the period as found on the Consolidated Statements of Operations, less mining taxes and by-product credits payable for silver, lead, and zinc divided by the number of ounces of gold sold during the period. Total cash cost per ounce is equivalent to mining operations expense for the period, less by-product credits, plus royalty expenses payable for silver, lead and zinc, divided by the number of ounces of gold sold during the period. The term “total production costs” is total cash costs plus depreciation and amortization.

Reconciliation of
Cash Operating and Total Production Costs Per Ounce		Three months ended		Nine months ended
($ in thousands)		September 30,		September 30,
		2004	2003	2004	2003

Gold Ounces Sold		19,787	42,695	77,302	107,604

Direct Operating Costs		14,489	16,293	47,887	36,965

Less:	Mining Taxes	315	351	979	670
	By-Product Credits	5,429	4,723	17,238	8,087

Cash Operating Cost		8,745	11,219	29,670	28,208

	Cash Operating Cost per Ounce	$442	$263	$383	$262

Cash Operating Cost		8,745	11,219	29,670	28,208

Add:	Mining Taxes	315	351	979	670
	Royalty Expense	133	237	507	687

Total Cash Costs		9,193	11,807	31,156	29,565

	Total Cash Cost per Ounce	$465	$277	$403	$275

Total Cash Costs		9,193	11,807	31,156	29,565

Add:	Depreciation & Amortization	1,264	1,415	3,810	4,143
	(operations only)

Total Production Costs		10,457	13,222	34,966	33,708

Total Production Cost per Ounce		$528	$310	$452	$314

We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with Canadian and US GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian and US GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

The following presents a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2004 and 2003.

BACKGROUND

We are principally engaged in the exploration, development and mining of gold. We have focused our efforts to date on our two principal operating properties: our Montana Tunnels and Florida Canyon Mines.

The Florida Canyon Mine is a low grade heap leach gold mine located approximately 42 miles southwest of Winnemucca, Nevada. On average, the Florida Canyon Mine has produced approximately 125,000 ounces of gold and approximately 80,000 ounces of silver annually since 1985.

The Montana Tunnels Mine, an open pit located near Helena, Montana. When in full production, over the last five years, the Montana Tunnels Mine has historically produced approximately 78,000 ounces of gold, 26,000 tons of zinc, 8,700 tons of lead and 1,200,000 ounces of silver annually. The Montana Tunnels Mine was idle for approximately three months in 2003, while we made preparations to begin the removal of waste rock at the Mine. Limited production resumed in April 2003. In October of 2003, a second waste stripping project (“Phase II”) known as the L-Pit project was initiated, and we are currently pre-stripping approximately 25 million tons of waste from the south and west high walls of the open pit after which the L-Pit should add an additional three to four years to the mine life.

Our mine development activities involve our Black Fox property, located east of Timmins, Ontario, Canada and our Standard Mine property located near the Florida Canyon Mine in Nevada. During 2003, we acquired and incorporated into the Standard Mine property additional adjacent land positions in Buffalo Canyon. Our exploration activities involve our Pirate Gold, Nugget Field and Diamond Hill properties along with our recently acquired claims staked and land acquired at the Willow Creek property (which is located in the vicinity of the Florida Canyon operation).

The Company purchased the “Huizopa” claim block on an earn in basis in April 2004. Apollo has the right to earn into an initial 51% of the project and up to 71% based on positive results and a decision to take the project into production. During the year, the Company set up the exploration camp and did the geochemical analysis as well as the geologic mapping. During the third quarter, the Company staked an additional 100 sq. km. of land which completely surrounds the original land position. The total land position is now 128 sq. km. The Company plans a 2005 drilling program.

OVERVIEW

Production was substantially reduced during the third quarter of 2004, resulting primarily from lower grade ore at Montana Tunnels and reduced mining at Florida Canyon.

At Montana Tunnels we are completing a 30 million ton stripping program, which we expect to finish late in the fourth quarter. As a result of this stripping program, we mined lower grade ores in the third quarter, from the outer limits of the pit wall, much of which was not included within our ore reserves. We expect to begin mining higher grade ore reserve material late in the fourth quarter.

At Florida Canyon, we reduced the mining activity to one crew, and delayed until mid-2005 a decision about building an additional leach pad so that the Company could conserve cash and concentrate on the Standard Mine development. This resulted in our mining just over 4.2 million tons instead of the 6.5 million tons planned in the third quarter. The slower mining sequence resulted in delivery of approximately 27,800 ounces to the leach pad.

During the third quarter, we continued the development and substantially completed the new Standard Mine which is now forecast to commence production late in the fourth quarter. Development drilling at the Black Fox project continued throughout the third quarter.

As a result of our lower production and continued development costs, our cash and short-term investments were reduced from approximately $12.5 million as at June 30, 2004, down to $1.4 million as at September 30, 2004.

We had previously announced that our available cash was not sufficient for the remainder of 2004, without curtailment of some of our capital activities, or the raising of additional financing. On October 19, 2004, the Company completed a bridge loan facility for $3.0 million which was followed by an additional private placement of $10.5 million in combined special notes and special warrants that closed on November 4, 2004. The $3.0 million bridge facility was repaid from the proceeds of the special notes and special warrants offering. The Company received approximately $8.6 million in net proceeds from the bridge financing and the private placement of special notes and special warrants.

During the quarter, the Company focused its resources on progressing the stripping project at Montana Tunnels, completing construction of the Standard Mine and advancing the Black Fox drilling program and ore reserve modeling. The funds from the recently completed private placements should now allow the Company to complete its capital expenditure programs for 2004 and commence a feasibility study for Black Fox scheduled for completion by mid-2005.

DEVELOPMENT PROPERTIES

Black Fox

In the first nine months of 2004, we focused our development efforts on our Black Fox and Standard Mine properties. The Black Fox Property was acquired in September 2002. We currently anticipate that the development and commercialization of our Black Fox Property will require three phases. The first phase commenced in early 2003, and involved a drilling program of 297 core holes from 100 to 500 meters in depth. As a result of this core drilling, we have reported proven and probable reserves for an open pit mine at the Black Fox Property.

The second phase started in February 2004 and consisted of the development of a 152 metre underground ramp, from the existing structures, plus a 920 meter drift to allow the commencement of an underground drilling program. The drift was completed in June 2004, and for the majority of the third quarter four underground electric drills working from this drift completed 39,000 meters of core drilling from 204 underground holes. In addition to the underground work mentioned above, an additional 105 surface holes were completed in 2004 with of 43,000 meters completed.

Phase three of this project is the permitting and feasibility study. The current plan is to commence a “bankable” feasibility study in late 2004 with a completion date of mid 2005. The permitting process began in 2004 and it is anticipated that this process will require approximately two years, based on a plan for a combined open pit and underground mine, with on-site milling, at a capacity of approximately 1,500 metric tons of ore per day.

Standard Mine

During the first nine months of 2004 progress with the development of the new Standard Mine has been satisfactory. Final construction permitting was received on May 5, 2004 and by the end of the third quarter, the solution and storm event ponds were complete, and the leach pad was 90% completed. There are 33,387 tons of liner material placed on the pad and 4,800 tons of run of mine ore ready to be placed on the crushed material. Exploration drilling has continued on the property with 237 holes being completed for over 63,000 meters.

The Buffalo Canyon portion of our Standard Mine property is located immediately south of and contiguous to the pre-existing Standard Mine property. We acquired Buffalo Canyon in 2003 and completed our Phase I drilling in December 2003. We believe that the northern portion of Buffalo Canyon has high potential, and included in the above drilling program were 32 holes and 11,000 meters intended to help determine the orientation and thickness of sporadic high-grade veins within the system trending in a southward direction.

During 2004 drilling has continued in the South Pit and Star deposits of the Standard Mine property and our drilling databases will be updated with reserve calculations in late 2004 and are expected to be reported in the first quarter of 2005.

Huizopa

In April of 2004, Apollo announced an earn-in joint venture agreement with Argonaut Mines LLC of Reno, Nevada. Under this agreement, we can earn an interest into the Huizopa exploration project, contained in an area of 22 square kilometers near the Chihuahua border with the state of Sonora, Mexico, approximately 146 miles due east of the city of Hermosillo and between the advanced stage multi-million ounce gold/silver deposits of Mulatos and Dolores.

Apollo’s initial earn-in cost was $125,000 plus 48,978 common shares of Apollo Gold Corporation stock. The agreement also includes a commitment to expend $3.0 million for exploration over a four year period and $2.2 million in land payments over this same time frame. Once complete, Apollo will own 51% of the project. During the third quarter, Apollo completed some initial geochemical and geophysical analysis as well as set up an exploration camp. We anticipate that our initial drilling program will begin in 2005.

PRODUCTION AND METAL PRICES

The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:

Apollo Gold Corporation
Production & Metals Price Averages

	2004	2003	2002	2001
	Nine Months
Gold (Ounces)	77,302	145,935	148,173	192,887
Silver (Ounces)	818,388	471,241	275,925	963,050
Lead (Pounds)	6,978,014	10,843,184	5,481,230	13,759,579
Zinc (Pounds)	18,753,013	21,792,452	15,328,392	40,158,321

Average Metal Prices:
Gold - London Bullion	$401	$364	$310	$271
Mkt. ($/ounce)
Silver - London Bullion	$6.46	$4.88	$4.59	$4.37
Mkt. ($/ounce)
Lead - LME ($/pound)	$0.37	$0.23	$0.20	$0.22
Zinc - LME ($/pound)	$0.47	$0.38	$0.35	$0.40

Note: Includes the operations of Nevoro Gold Corporation and its wholly-owned subsidiary Apollo Gold Inc., prior to June 25, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Our revenues for the three months ended September 30, 2004 were approximately $12.7 million derived primarily from the sale of 19,787 ounces of gold. This compares to approximately $20.1 million derived primarily from the sale of 42,695 ounces of gold for the same period in 2003.  The average price received for gold for the third quarter of 2004 and 2003 was $369 and $360 per ounce, respectively. Our revenues for silver, zinc and lead for the three months ended September 30, 2004 were $5.4 million compared to $4.7 million during the same period 2003. Gold revenues decreased as production ounces fell short of projections due primarily to the processing of lower grade ores at both operations and the reduction in the number of mining crews at Florida Canyon, more than offsetting higher prices received from base metal revenues which increased as a result of higher metal prices partly offset by lower production levels.

Sales of minerals from our Florida Canyon Mine accounted for 41.9% of our revenues for the three months ended September 30, 2004, with the remaining 58.1% of revenues derived from sales of minerals from our Montana Tunnels Mine. For comparative purposes, for the same period in 2003 sales from Florida Canyon were 46.2% of our total while Montana Tunnels accounted for 53.8%. In the three months ended September 30, 2004, we received approximately 57% of our revenue from sales of gold and 43% from sales of silver, zinc and lead compared to 77% from the sales of gold and 23% from the sales of silver, zinc and lead for the same period in 2003. This change is due primarily to higher base metal prices in the 2004 period and a reduction in our mining operations at Florida Canyon.

Total cash costs for the quarter were $465 per ounce compared to $277 for the quarter ended September 30, 2003. These higher costs are due to production shortfalls caused by processing low grade ores at Montana Tunnels and the reduced mining activity at Florida Canyon. During the third quarter of 2004, the Company concentrated on the development of Montana Tunnels. Due to cash constraints, production at Florida Canyon was curtailed and only one mining crew operated in September of this year. As a direct result of the continuation of the stripping program at Montana Tunnels, non-reserve grade materials were mined and processed. Revenues from the gold removed from the lower grade materials was sufficient to pay for the processing costs attributable to the non-reserve grade ores.

Montana Tunnels

During the three months ended September 30, 2004, total tonnage moved was 9.8 million tons of which 7.7 million tons was waste from the west side of the pit. Revenues for the quarter at Montana Tunnels were $7.4 million with gold production being 4,967 ounces, this production was lower than expected as a result of lower grades. The higher prevailing metal prices (gold, silver, lead and zinc) did not offset the shortfall in production. We believe the third quarter of 2004 is a “transition” period for Montana Tunnels with mining concentrating on the capitalized stripping program, meaning that mineralized materials not included in our ore reserves were processed through our mill. For the quarter the gold ore grades of these mineralized materials were less than expected but high enough to economically run the processing facility. Mill modifications were completed during the second and third quarter to add throughput capacity and for the third quarter over 1.5 million tons of material was processed through the mill compared to 1.1 million tons in the second quarter of 2004. This equates to over 16,400 tons per day or approximately 680 tons per hour, compared to the second quarter production rates of 12,700 tons per day or 530 tons per hour.

Following are the key statistics for the Montana Tunnels operation for the three months ended September 30, 2004 and 2003.

	2004	2003
	Three Months	Three Months

Tons Mined	9,789,823	4,350,860
Tons Milled	1,514,690	1,267,973

Production:
Gold Ounces	4,967	16,537
Silver Ounces	425,351	146,978
Lead Pounds	2,110,786	3,455,020
Zinc Pounds	3,738,427	7,937,307

Total Revenue ($ millions)	$7.4	$10.8
Capital Expenditures ($ millions)	$5.2	$5.8

Total cash costs for the quarter were $640 per ounce compared to $257 per ounce for the third quarter of 2003. Total production costs which include depreciation and amortization were $770 per ounce compared to $290 per ounce for the same period of 2003. As stated, the third quarter was a transition quarter for the mine as we worked through the mineralized material in the outer fringes of the reserve. We expect to reach the main reserve grade ore in the late part of the fourth quarter.

Florida Canyon

At Florida Canyon, we produced 14,820 ounces of gold for the three months ended September 30, 2004 as compared to 26,158 ounces of gold for the same period in 2003. This lower production was a direct result of a longer recovery time, due to the leach pad reaching its maximum height of 300 feet, as well as a slow down in the mining activity by the reduction to one mining crew. The Company has delayed its decision on whether or not to enlarge the leach pad at Florida Canyon until next year. If built, the new leach pad would hold approximately 20 million tons and is expected to add two years of production to the Florida Canyon Mine.

The following are key operating statistics at Florida Canyon for the three months ended September 30, 2004 compared to the same period September 30, 2003:

	2004	2003
	Three Months	Three Months

Tons Mined	4,235,978	4,881,817
Ore tons to Leach Pad	1,704,651	2,202,094
Gold Production	14,820	26,158
Silver Production	12,154	14,853

Total Revenue ($ millions)	$5.3	$9.3

Capital Expenditures ($ millions):
Florida Canyon	$0.7	$0.0
Standard Mine	$1.9	$0.3

Total cash costs for the quarter were $406 per ounce compared to $289 per ounce for the same period of 2003. Total production costs, which include depreciation and amortization, were $447 per ounce for the current quarter compared to $322 per ounce for the third quarter of 2003. The higher costs are a result of fewer gold ounces delivered to the leach pad, therefore increasing the average inventory costs at the Florida Canyon Mine.

We commenced construction at the Standard Mine in the second quarter 2004 shortly after the permits were received. Leach pad construction commenced in June and the liner is now 100% installed. The solution collection piping was finished in October and the lime silo is currently 90% complete. The fresh water system the carbon plant and the fuel farm were all completed in October 2004. Solutions will be sprayed on the pad and ounces put to carbon by late November 2004. The mine is expected to be fully completed during the fourth quarter and pour its first gold late in the fourth quarter of 2004. Construction costs are on schedule and within budget. Total expenditures are expected to be approximately $9.5 million. During the third quarter, $1.9 million was expended on construction bringing the total to date to $6.7 million. These costs will include all of the reclamation bonding, development drilling, construction costs and internal management allocations. We will operate this mine as a satellite of the Florida Canyon Mine. We currently project production rates of approximately 100,000 ounces of gold on an annual basis for the combined operation.

General

Our direct operating costs equaled approximately $14.5 million and $16.3 million for the three months ended September 30, 2004 and 2003, respectively. These amounts include mining and processing costs from both mines as Montana Tunnels commenced production in April 2003. We incurred depreciation and amortization expenses of approximately $1.3 million for the three months ended September 30, 2004 as compared to $1.4 million for the same period 2003.

We incurred approximately $1.1 million for the three months ended September 30, 2004 and 2003 in general and administrative expenses. As of January 1, 2004, the Company has adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. As a result, we incurred share-based compensation of approximately $0.4 million in the third quarter 2004 and nil in the corresponding quarter of 2003.

Our expenses for exploration and development, consisting of expenses at our Huizopa property and small administrative and holding fees at our other exploration properties, totaled approximately $0.5 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively. Currently, the Company accounts for Black Fox and Standard as development projects while Huizopa, and several inactive properties in Nevada are exploration projects are expensed as incurred.

As a result of these expense components, our operating expenses totaled approximately $18.7 million for the three months ended September 2004, as compared to approximately $19.5 million for the same period in 2003.

We incurred interest expense of approximately $0.1 million in the three months ended September 30, 2004 and 2003, respectively, primarily for equipment leases. Interest expense is being reduced due to the equipment lease accounts being paid down.

We recognized foreign exchange losses of approximately $0.1 million during the three months ended September 30, 2004 and 2003, respectively, from cash balances held in Canadian dollars. We utilize United States dollars as our functional and reporting currency.

Based on these factors, we incurred a loss of approximately $6.1 million or $0.08 per share for the three months ended September 30, 2004, as compared to income of approximately $0.4 million or $0.01 per share, for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our revenues for the nine months ended September 30, 2004 were approximately $45.9 million derived primarily from the sale of 77,302 ounces of gold. This compares to approximately $46.0 million derived primarily from the sale of 107,604 ounces of gold for the same period in 2003.  The average price realized for gold for the first nine months of 2004 and 2003 was $371 and $353 per ounce, respectively. These amounts are lower than the spot price for both periods because the Company has been delivering gold ounces into the hedge book entered into in 2002 with Standard Bank London Limited (“Standard Bank”). The revenues from silver, zinc and lead, included in the above revenue numbers, for the nine months ended September 30, 2004 were $17.2 million compared to $8.1 million during the same period 2003. The growth in revenue results primarily from nine months production from Montana Tunnels in 2004 compared to six months in 2003 as the mine did not begin commercial production until April 2003. Total cash costs for the period were $403 per ounce and total production costs were $452 per ounce. This compares with a total cash cost of $275 per ounce and a total production cost of $314 per ounce for the first nine months of 2003. A higher gold price in the 2004 period was offset by higher production costs and lower gold production for the nine months ended September 30, 2004. The lower gold production and higher costs result primarily from processing lower ore grades and a reduction in the number of mining crews at Florida Canyon at both mines during the third quarter.

Sales of minerals from our Montana Tunnels Mine accounted for 55.6% of our revenues for the nine months ended September 30, 2004, with the remaining 44.4% of revenues derived from sales of minerals from our Florida Canyon Mine. In the nine months ended September 30, 2004, we received approximately 62% of our revenue from sales of gold and 38% from sales of silver, zinc and lead compared to 82% from the sales of gold and 18% from the sales of silver, zinc and lead for the same period in 2003. This change is due primarily to higher base metal production and prices in the 2004 period, a slow down in production at Florida Canyon in September 2004 and a curtailment of waste stripping efforts at Montana Tunnels in the third quarter.

Montana Tunnels

During the first nine months of 2004, 22.6 million tons of waste was removed at Montana Tunnels. This is in addition to the 6.5 million tons of waste removed in the fourth quarter of 2003, bringing the Phase II total to 29.1 million tons removed. Revenues at Montana Tunnels are behind our projections as the gold ore grades in the mineralized materials that we are milling are less than expected. In addition problems in the first half of the year with the coarse ore handling system led to lower mill throughputs. Following third quarter modifications to the mill, throughput improved and in October 2004 averaged 16,400 tons per day or about 680 tons per hour which is a large improvement over previous quarters (for comparison, during the second quarter of 2004, we averaged 12,700 tons per day milled which equates to 530 tons per hour) as modifications have been completed to the crushing circuit.

Following are the key statistics for the Montana Tunnels operation for the first nine months of 2004. Information for the first nine months of 2003 only includes production from April 2003 when commercial production commenced.

	2004	2003
	Nine Months	Nine Months

Tons Mined	27,578,156	15,166,342
Tons Milled	3,780,791	3,450,989

Production:
Gold Ounces	21,653	29,655
Silver Ounces	769,020	276,501
Lead Pounds	6,978,014	6,862,242
Zinc Pounds	18,753,013	13,500,582

Total Revenue ($ millions)	$25.5	$18.7
Capital Expenditures ($ millions)	$13.6	$11.1

For the nine months ended September 30, 2004, total cash costs at Montana Tunnels were $529 per ounce and total production costs were $613 per ounce. These costs compare to a total cash cost of $276 per ounce and a total production cost of $326 for the same period ended in 2003. However for the first three months of 2003, Montana Tunnels was in development and there were no commercial ounces produced. The higher cash costs are a direct reflection of the lower ore grades processed during the second and third quarters of 2004. These ores are low grade non-reserve grade materials but high enough to pay for the processing, transportation and smelting costs. We expect to move towards processing of the mineral reserves as the waste stripping project is completed, currently projected to occur late in the fourth quarter of 2004.

Florida Canyon

At Florida Canyon, we produced 55,649 ounces of gold for the nine months ended September 30, 2004 as compared to 77,948 ounces of gold for the same period in 2003. This lower production was a direct result of lower ore grades (due to a change in mining plans) and longer recovery time (the leach pad is reaching its maximum height of 300 feet). In August of 2004, the workforce at Florida Canyon was reduced. The mine crews were cut from three crews to one crew in order to recover inventoried gold ounces out of the leach pad and to conserve cash. Because of this the mining sequence will be slowed down and result in fewer ounces delivered to the leach pad. Mining should continue into the second quarter of 2005, when a decision will be made whether or not to enlarge the leach pad to handle the ores from the switchback pit. It is unknown at this time if we will go back to a full mining sequence with three crews.

Following are key operating statistics at Florida Canyon for the first nine months of 2004 compared to the same period of 2003:

	2004	2003
	Nine Months	Nine Months

Total Tons Mined	17,102,792	15,201,145
Ore to Leach Pad	5,404,615	7,019,389
Gold Production	55,649	77,948
Silver Production	49,368	42,093

Total Revenue ($ millions)	$20.4	$27.4

Capital Expenditures ($ millions):
Florida Canyon	$1.1	$2.5
Standard Mine	$5.1	$0.7

For the nine months ended September 30, 2004, total cash costs were $354 per ounce and total production costs were $390 per ounce. These costs compare to a total cash cost of $274 per ounce and a total production cost of $308 per ounce for the same period ending September 30, 2003. The higher per ounce costs are due to lower production rates experienced in the first nine months of 2004 due to the processing of lower grade ores and longer leach times. Our original mine plans for 2004 included the mining of the switchback pit. However, for safety reasons, the mine plan was changed. Our current thinking is to mine the switchback pit the upper switchback and lower switchback pits all together. This will require a decision to whether or not to enlarge the leach pad at Florida Canyon next year. The result of the mine plan change was to mine the lower grade ores in the main and central pits in 2004.

We commenced construction at the Standard Mine in the second quarter 2004. The mine is expected to be completed during the fourth quarter and pour its first gold in late November 2004. This mine will be operated in conjunction with the Florida Canyon Mine and projected production rates are approximately 100,000 ounces of gold on an annual basis for the combined operation.

Financial Performance

Based on gold grades currently being mined, we expect the Montana Tunnels Mine, the Florida Canyon Mine and the Standard Mine, collectively, to produce approximately 110,000 ounces of gold in 2004.

Our direct operating expense was $47.9 million and $37.0 million for the nine months ended September 30, 2004 and 2003, respectively, including mining and processing costs. The lower direct operating costs in 2003 reflect the operating costs at the Florida Canyon Mine and six months at Montana Tunnels as it was in development for the first three months of 2003. We incurred depreciation and amortization expenses of approximately $3.9 million for the nine months ended September 30, 2004 as compared to $4.2 million for the 2003 period.

We incurred approximately $4.3 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively, in general and administrative expenses. As of January 2004, the Company has adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. As a result, we incurred stock-based compensation of approximately $0.5 million for the first nine months ended in September 30, 2004 compared to $0.4 million in the same period of 2003. We also show the cumulative effect on opening deficit of the change in accounting for stock based compensation of approximately $5.9 million. This cumulative effect of the change in stock-based compensation includes the original stock options issued upon the amalgamation of the Company with International Pursuit as well as our employee stock option incentive plan.

For the nine months of 2004 the Company has incurred $1.5 million in accretion expenses. This compares with $1.0 million expensed in the nine months of 2003.

Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.8 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively. The reduction in expenditures is due to 2003 expenditures on the Black Fox and Standard Mines being expensed, whereas currently these projects are classified as development projects and therefore their expenditures are capitalized for accounting purposes.

As a result of these expense components, our operating expenses totaled approximately $59.3 million for the nine months ended September 2004, as compared to approximately $48.6 million for the same period in 2003. The difference is primarily attributable to the addition of Montana Tunnels operating expenses for the full nine months of 2004 compared to six months in the 2003 period.

We realized interest income of approximately $0.3 million during the nine months ended September 30, 2004. We incurred interest expense of approximately $0.3 million in the same period, primarily for equipment leases. We realized $0.1 million in interest income but incurred net interest expense of approximately $0.4 million during the comparable period in 2003. The interest income increase is due to the investment of the equity funds that were raised in the third quarter of 2003. Interest expense is reduced due to the equipment lease accounts being paid down.

We recognized foreign exchange losses of approximately $0.6 million and foreign exchange gains of approximately $0.5 million during the nine months ended September 30, 2004 and 2003, respectively, from cash balances held in Canadian dollars. We utilize United States dollars as our functional and reporting currency.

Based on these factors, we incurred a loss of approximately $14.0 million or $0.18 per share for the nine months ended September 30, 2004, as compared to a loss of approximately $2.5 million or $0.05 per share, for the nine months ended September 30, 2003.

Financial Condition and Liquidity:

At September 30, 2004, we had cash and short-term investment balances of approximately $1.4 million as compared to approximately $31.7 million at December 31, 2003.

Operating activities used $4.8 million of cash during the nine months ended September 30, 2004. Net cash used by operating activities was impacted by higher operating and administrative charges during the first nine months of 2004 when compared to 2003. These charges included higher fixed costs at the mine sites and miscellaneous costs at the corporate office.

Investing activities used $25.3 million of cash during the nine months ended September 30, 2004. The significant increase in the amount of cash used in investing activities was primarily due to increased spending on property, plant and equipment relating to the development at the Standard Mine and Black Fox Project and increased stripping at Montana Tunnels.

Financing activities for the nine months ended September 30, 2004 included the exercise of warrants and options in the amount of $8.9 million. On March 21, 2004, the original Apollo Gold Corporation warrants issued upon amalgamation of the Company with International Pursuit expired.

We believe our cash requirements for the development of the Black Fox Mine will be approximately $70.0 million. These expenditures are for the construction of the processing facility and include the general site, tailings impoundment as well as the shaft development. These funds would be spent in 2006 and 2007. We expect these expenditures to be funded through a combination of cash on hand, short term investments, future cash flows from operations and debt or equity security issuances. The Company will not have sufficient resources from existing operations to finance the development of the Black Fox project. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the impact that significant changes in the prices of silver, gold, lead and zinc have on our financial condition, declines in these metals prices may negatively impact our ability to raise additional funding for long-term projects.

During the year ended December 31, 2003, the Company entered into a $5 million Revolving Loan, Guaranty and Security Agreement with Standard Bank. The Company had to satisfy certain requirements in order for Standard Bank to advance the maximum amount of the loan. This agreement was terminated by the Company in the second quarter of 2004. The “hedge position” of 28,000 ounces will remain and be delivered into at a rate of 4,000 ounces per month at a price of $345 per ounce until April of 2005 (assuming that the gold price stays above that price).

In June, the Company had previously announced that the $12.5 million in cash and short-term investments as of June 30, 2004, would not be sufficient, without curtailment of some of our capital and development activities. External financing would be needed to carry out the following plans: a). progressing Black Fox through Feasibility and continue to add reserves b). commence drilling at the Huizopa project c). finish the stripping at program at Montana Tunnels and bring this mine into a cash positive situation and d). complete the construction of the Standard mine.

In mid October 2004, the Company completed a financing by closing a privately placed $3.0 million bridge loan. On November 4, 2004, the Company closed the private placement of Special Notes for approximately $8.76 million and the private placement of Special Warrants for approximately $1.74 million. Each $1,000 principal amount of the Special Notes is convertible, into $1,000 principal amount of 12% Series 2004-B secured convertible debentures of Apollo and 600 common share purchase warrants. The 12% Series 2004-B secured convertible debentures are convertible into common shares of Apollo Gold Corporation at $0.75 per share. The warrants are convertible for a three year period from the date of issue at $0.80 per share. The Special Warrants are convertible into units consisting of one common share and a warrant exercisable for one common share for a three year period from the date of issue at $0.80 per share. The $3.0 million bridge loan was repaid with proceeds from the private placement of the Special Notes and Special Warrants. The Company received net proceeds of approximately $8.6 million from the bridge financing and the private placement of the Special Notes and Special Warrants.

We plan to use the proceeds from the above mentioned financings for capital and development programs. The proceeds will enable us to complete the development of Standard Mine and finish the waste stripping program at Montana Tunnels. In addition, the proceeds are expected to be used for the feasibility study at Black Fox project. We anticipate that additional external financing will be necessary to commence drilling at the Black Fox project and to continue the development of the Huizopa project and other exploration properties.

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

Except as described in Note 3 of our interim financial statements for the three and nine months ended September 30, 2004 our accounting policies did not differ from the policies used in the preparation of the financial statements at December 31, 2003.

CONTRACTUAL OBLIGATIONS

The Company has several outstanding equipment leases and financings. As of September 30, 2004, nothing material has changed since the details released in the Company’s 10-K Annual Report.

ENVIRONMENTAL

As of September 30, 2004, we have accrued $22.9 million related to reclamation, severance and other closure requirements, an increase from December 31, 2003 of $1.3 million. This liability is covered by a combination of surety bonds, totaling $38.5 million, and cash bonds totaling $8.9 million, for a total reclamation surety, at September 30, 2004 of $47.4 million. We have accrued what management believes is the present value of our best estimate of the liability as of September 30, 2004.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the past, we have not used hedging techniques to reduce our exposure to price volatility; however, we have entered into hedging contracts with Standard Bank for gold in the aggregate amount of 100,000 ounces involving the use of put and call options and forward contracts. The hedging contracts were a requirement of our working capital commitment facility. Beginning in April 2003, we were obligated to deliver 4,000 ounces of gold per month, for 25 months, under the following conditions: we purchased put options to cover the floor price of gold at $295 per ounce whereby if the price of gold decreases to a level below $295 per ounce, Standard Bank is obligated to purchase the 4,000 ounces for $295 per ounce. We also sold call options to Standard Bank whereby if the price of gold increases to over $345 per ounce, then we must sell 4,000 ounces to Standard Bank. We have the ability to roll forward the call options into forward sales contracts. At September 30, 2004, we have put and call options for 28,000 ounces of gold and no forward sales contracts.

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

(1) London Final
(2) Handy & Harman
(3) London Metals Exchange -- Cash
(4) London Metals Exchange -- Special High Grade - Cash

MARKET PRICE OF GOLD

The Company’s earnings and cash flow are significantly impacted by changes in the market price of gold. Gold prices can fluctuate widely and are affected by numerous factors, such as demand, production levels, and economic policies of central banks, producer hedging, and the strength of the U.S. dollar relative to other currencies. During the five year period ended December 31, 2003, the average annual market price has fluctuated between $271 per ounce and $364 per ounce. During the first nine months of 2004, the spot price for gold improved and experienced highs in excess of $420 per ounce.

There are certain market risks associated with the hedging contracts utilized by the Company. If the Company’s counterparties fail to honor their contractual obligation to purchase gold at agreed-upon prices, the Company may be exposed to market price risk by having to sell gold in the open market at prevailing prices pursuant to its put options. Similarly, if the Company fails to produce sufficient quantities of gold to meet its forward commitments under its call options, the Company would have to purchase the shortfall in the open market at prevailing prices. At September 30, 2004, the fair value of the contracts is a loss of $2,128,000 (December 31, 2003  - $5,911,000).

FOREIGN CURRENCY

The Company currently conducts development activities in Canada, while the price of gold is denominated in U.S. dollars, and the Company’s gold production operations are in the United States. Therefore, the Company has minimal, foreign currency exposure.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls over financial reporting under the direction of senior management.

We recognize that our compliance plan contains several time-critical milestones and that our efforts during November and December 2004 will be critical to our success. If we do not achieve timely completion of certain milestones, our auditors may not have sufficient time to test our controls and procedures before we file our 2004 Form 10-K. If our internal controls over financial reporting are not adequate or in conformity with the requirements of Section 404, we may be required to disclose deficiencies and take other actions which could result in the use of significant financial and managerial resources, as well as be subject to penalties and other enforcement actions. While we plan to complete the work and to meet all of the Section 404 requirements by the end of 2004, we may not be successful in this effort.

PART II: -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit No.                 Title of Exhibit

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

APOLLO GOLD CORPORATION

Date: November 15, 2004	/s/ R. David Russell
R. David Russell, President and Chief Executive Officer

Date: November 15, 2004	/s/ R. Llee Chapman
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

