Form 10-K/A
period 2003-12-31
APOLLO GOLD CORP
filed 2005-01-20
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER: 001-31593

APOLLO GOLD CORPORATION
(Exact name of registrant as specified in its charter)
_________________

YUKON TERRITORY	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This Form 10-K/A is being submitted solely in order to amend and correct Item 9A. As a result of the amendment of Item 9A, the Section 302 and Section 906 certifications filed as Exhibits in Item 15 have been re-executed as of the date of this Form 10-K/A. No revisions have been made to the Corporation’s financial statements or any other disclosure contained in the Corporation’s original Annual Report on Form 10-K or the amendments filed thereto on Form 10-K/A.

Item 9A. CONTROLS AND PROCEDURES.

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

APOLLO GOLD CORPORATION

Date: January 20, 2005	By:	/s/ R. David Russell

R. David Russell, President and Chief Executive Officer