Form 10-Q/A
period 2004-06-30
APOLLO GOLD CORP
filed 2005-01-20
CIK 938113

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

EXPLANATORY NOTE

This Form 10-Q/A for the period ended June 30, 2004 is being submitted solely in order to amend and correct Part I, Item 4. As a result of the amendment of Item 4, the Section 302 and Section 906 certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Form 10-Q/A. No revisions have been made to the Corporation’s financial statements or any other disclosure contained in the Corporation’s original Quarterly Report on Form 10-Q.

PART I, ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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