Form 10-K
period 2004-12-31
APOLLO GOLD CORP
filed 2005-03-16
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number: 001-31593

Apollo Gold Corporation
(Exact name of registrant as specified in its charter)

Yukon Territory	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5655 S. Yosemite Street, Suite 200
Greenwood Village, Colorado 80111-3220
(Address of Principal Executive Offices Including Zip Code)
(720) 886-9656
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(B) of the Act: None
Securities registered pursuant to Section 12(G) of the Act: Common Shares, no par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was approximately $102,512,882 (based upon the closing price for shares of the registrant’s common shares as reported by the American Stock Exchange on that date).
      As of March 11, 2005, the registrant had 95,173,126 common shares, no par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference to Part III of this Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION
      All amounts in this Report are expressed in US dollars, unless otherwise indicated. Canadian currency is denoted as “Cdn$.”
      Financial information is presented in accordance with accounting principles generally accepted in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the US (“U.S. GAAP”) and those applied in Canada, as applicable to Apollo Gold Corporation, are discussed in Note 20 to the Consolidated Financial Statements.
      Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.
      References to “Apollo”, “we”, “our”, and “us” mean Apollo Gold Corporation, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.
NON-GAAP FINANCIAL MEASURES
      The cash operating, total cash and total production costs are non — GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers.
      This information differs from measures of performance determined in accordance with generally accepted accounting principles in Canada and the United States and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
      This Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions identify forward-looking statements. These statements include comments regarding:

•	the establishment and estimates of mineral reserves and resources;

•	production;

•	production commencement dates;

•	production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	processing capacity;

•	potential mine life;

•	feasibility studies;

•	development costs;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	closure costs;

•	development drilling and its potential results;

•	surveys of claims;

•	recovery rates;

•	geological prospects;

•	impact of governmental laws;

•	nonpayment of dividends and use of earnings from operations;

•	delivery of metals;

•	cash flows;

•	future financing;

•	our ability to fund our capital requirements;

•	factors impacting our results of operations; and

•	the impact of adoption of new accounting standards.
      Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors described in more detail in this Annual Report on Form 10-K:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices;

•	changes in interest and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	changes in mining and milling costs;

•	pit slides at our mining properties;

•	metallurgy, processing, access, availability of materials, equipment, supplies and water;

•	determination of reserves;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of government approvals;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions;

•	availability of external financing at reasonable rates or at all; and

•	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”
      Many of these factors are beyond our ability to control or predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We may note additional factors elsewhere in this Annual Report on Form 10-K and in any documents incorporated by reference into this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements.

GLOSSARY OF TERMS

Reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Proven Reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

Probable Reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage.

Development Stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Mining	Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Cash Operating Cost per Ounce	is equivalent to direct operating cost expense for the period as found on the Consolidated Statements of Operations, less mining taxes and by-product credits payable for silver, lead, and zinc divided by the number of ounces of gold sold during the period.

Doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Fault	a surface or zone of rock fracture along which there has been displacement

Fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Formation	a distinct layer of sedimentary rock of similar composition.

Geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical	the study of ground stability.

Heap Leach	a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Mapped or Geological	the recording of geologic information such as the distribution and nature of rock

Mapping	units and the occurrence of structural features, mineral deposits, and fossil localities.

Mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals.

Outcrop	that part of a geologic formation or structure that appears at the surface of the earth.

Put	a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price.

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip	to remove overburden in order to expose ore.

Total Cash Cost per Ounce	is equivalent to mining operations expense for the period, less by-product credits payable for silver, lead and zinc, plus royalty expense and mining and property taxes, divided by the number of ounces of gold sold during the period.

Total Production Cost per Ounce	is equivalent to total cash cost per ounce plus depreciation and amortization.

Vein	a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock	the rock adjacent to a vein.
CONVERSION FACTORS AND ABBREVIATIONS
      For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres
      The following abbreviations could be used herein:

Au	= gold	m2	= square meter
g	= gram	m3	= cubic meter
Au g/t	= grams of gold per tonne	Mg or mg	= milligram
ha	= hectare	mg/m3	= milligrams per cubic meter
km	= kilometer	T	= tonnes
km2	= square kilometers	t	= ton
kg	= kilogram	Oz	= troy ounce
lbs	= pounds	Ppb	= parts per billion
m	= meter	Ma	= million years
Note: All units in this report are stated in metric measurements unless otherwise noted.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
OVERVIEW OF APOLLO GOLD
      The earliest predecessor to Apollo Gold Corporation was incorporated under the laws of the Province of Ontario in 1936. We are the result of the Plan of Arrangement that resulted in the amalgamation of International Pursuit Corporation and Nevoro Gold Corporation in June 2002. Pursuant to the terms of the Plan of Arrangement, Pursuit acquired Nevoro and continued operations under the name of Apollo Gold Corporation. Through our wholly-owned subsidiary, Apollo Gold, Inc. (acquired by Nevoro in March 2002), we own the majority of our assets and operate the majority of our business. In May 2003, Apollo Gold Corporation reincorporated under the laws of the Yukon Territory. Apollo Gold Corporation maintains its registered office at 204 Black Street, Suite 300, Whitehorse, Yukon Territory, Canada Y1A 2M9, and the telephone number at that office is (867) 668-5252. Apollo Gold Corporation maintains its principal executive office at 5655 S. Yosemite Street, Suite 200, Greenwood Village, Colorado 80111-3220, and the telephone number at that office is (720) 886-9656. Our internet address is http://www.apollogold.com. Information contained on our website is not a part of this Annual Report on Form 10-K.
      We are principally engaged in the exploration, development and mining of gold. We have focused our mining efforts to date on two principal properties: Florida Canyon Mine in Nevada and Montana Tunnels Mine in Montana. In 2004, we completed construction of the Standard Mine, located in Nevada near Florida Canyon.
      Our development activities involve our Black Fox property in Ontario and our exploration activities include the Pirate Gold, Nugget Field and newly acquired Willow Creek and Huizopa properties.
      We are a reporting issuer, or the equivalent, in Canada and the United States and we file disclosure documents with Canadian securities regulatory authorities and the United States Securities and Exchange Commission (the “SEC”).

BACKGROUND
Apollo Gold Corporation
      The following chart illustrates our operations and principal operating subsidiaries and their jurisdictions of incorporation. We own 100% of the voting securities of each subsidiary.
      APOLLO GOLD CORPORATION: American Stock Exchange and Toronto Stock Exchange listed holding company which owns and operates the Black Fox development property.
      APOLLO GOLD, INC.: Holding company, employs executive officers and furnishes corporate services.
      MINERA SOL DE ORO S.A. de C.V.: Holds our rights to the Huizopa exploration property.
      MONTANA TUNNELS MINING, INC.: Owns and operates the Montana Tunnels Mine and owns the Diamond Hill Mine.
      FLORIDA CANYON MINING, INC.: Owns and operates the Florida Canyon Mine.
      APOLLO GOLD EXPLORATION, INC.: Holds United States exploration properties not related to any existing operation.
      STANDARD GOLD MINING, INC.: Owns and operates the Standard Mine.
      MINE DEVELOPMENT FINANCE INC.: Provides intercompany loans and other financial services to affiliated companies.

Products
      Our mines primarily produce gold but also produce silver, zinc and lead. We sell our products principally to custom smelters, refiners and metals traders. The percentage of sales contributed by each class of product is reflected in the following table.

	Year Ended
	December 31,

Product Category	2004	2003	2002

Gold	62%	79%	85%
Zinc	20%	13%	11%
Silver, lead and other metals	18%	8%	4%

      The table below summarizes our metals production and average metals prices for the periods indicated.

	Year Ended December 31,

	2004	2003	2002

Production Summary
Gold ounces	106,825	145,935	62,699
Silver ounces	1,031,156	471,241	275,925
Lead pounds	10,064,265	10,843,184	5,481,230
Zinc pounds	26,222,805	21,792,452	15,328,392
Average metals prices
Gold — London Bullion Mkt. ($/ounce)	$409	$364	$310
Silver — London Bullion Mkt. ($/ounce)	$6.66	$4.88	$4.59
Lead — LME Cash ($/pound)	$0.40	$0.23	$0.20
Zinc — LME Cash ($/pound)	$0.48	$0.38	$0.35

Gold

Gold Production
      We produced 106,825, 145,935, and 62,699 ounces of gold during the years ended December 31, 2004, 2003, and 2002, respectively. For the year ended December 31, 2004, 68% of our gold production came from our Florida Canyon Mine and 32% from our Montana Tunnels Mine. In 2003, 70% of our gold production came from our Florida Canyon Mine, and 30% from our Montana Tunnels Mine. Approximately 82% of our gold production in 2002 came from our Florida Canyon Mine and the remaining 18% from our Montana Tunnels Mine.
      Most of our revenue is derived from the sale of refined gold in the international market. However, our end product is doré bars. Because doré is an alloy consisting primarily of gold but also containing silver and other metals, doré bars are sent to refiners to produce bullion that meets the required market standard of 99.99% pure gold. Under the terms of our refining contracts, the doré bars are refined for a fee, and our share of the refined gold and the separately recovered silver is paid to us.

Gold Uses
      Gold has two primary uses: product fabrication and bullion investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors purchase gold bullion, official coins and high-carat jewelry.

Gold Supply
      The worldwide supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals.

Gold Price History
      The price of gold is volatile and is affected by numerous factors beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation or deflation, fluctuation in the value of the US dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold-producing countries throughout the world.

      The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years.

Year	High	Low	Average

1995	$396	$372	$384
1996	415	367	388
1997	362	283	331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409

Data Source: www.kitco.com
      As of March 10, 2005, the high, low, and afternoon fixing prices for gold per ounce on the London Bullion Market were $443, $439 and $440.90 per ounce, respectively.

Zinc
      Production from the Montana Tunnels Mine also includes the extraction, processing and sale of zinc and lead contained in sulfide concentrates. We produced 26.2, 21.8 and 15.3 million pounds of zinc in 2004, 2003 and 2002, respectively.
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

Annual Global Supply/ Demand Balance for Zinc, 2000-2004

	2004	2003	2002	2001	2000

	(000’s tonnes)
Refined Consumption	10,208	9,738	9,388	8,917	8,997
Refined Production	10,005	9,863	9,712	9,228	8,981
Release of Inv. Stocks	12	7	3	23	39
Increase (Decrease) World Stock	-191	132	327	334	23
LME Stocks — Total	629	740	651	433	195
— Weeks’ consumption	3.2	4.0	3.6	2.5	1.1
Reported Stocks — Total	1,011	1,202	1,095	946	662
— Weeks’ consumption	5.2	6.4	6.1	5.5	3.8
LME cash price — $/tonne	1,048	828	779	886	1,128
— cents/lb	47.5	37.6	35.3	40.2	51.2

Data Source: Standard Bank Metals Report.

Zinc Price History
      The following table sets forth for the periods indicated the London Metals Exchange’s high and low settlement prices of zinc in U.S. dollars per pound.

	Zinc

Year	High	Low

2000	0.58	0.46
2001	0.48	0.33
2002	0.42	0.33
2003	0.46	0.34
2004	0.56	0.42
2005*	0.65	0.53

*	Through March 10, 2005

Silver
      We produced 1,031,156, 471,241, and 275,925 ounces of silver in the years ended December 31, 2004, 2003 and 2002, respectively. Our silver production is a by-product of our gold mining operation. For the year ended December 31, 2004, 94% of our silver production came from our Montana Tunnels Mine and 6% from the Florida Canyon Mine. Approximately 87% of our silver production came from our Montana Tunnels Mine and the remaining 13% from our Florida Canyon Mine in the year ended December 31, 2003.
      Silver has traditionally served as a medium of exchange, much like gold. While silver continues to be used for currency, the current principal uses of silver are for industrial uses, primarily for electrical and electronic components, photography, jewelry and silverware. Silver’s strength, malleability, ductility, thermal and electrical conductivity, sensitivity to light and ability to endure extreme changes in temperature combine to make silver a widely used industrial metal. Specifically, it is used in photography, batteries, computer chips, electrical contacts, and high technology printing. Silver’s anti-bacterial properties also make it valuable for use in medicine and in water purification.
      The following table sets forth for the periods indicated the London Metals Exchange’s high and low settlement prices of silver in U.S. dollars per pound.

Silver Price History

	Silver

Year	High	Low

2000	5.57	4.62
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49
2005*	7.60	6.45

*	Through March 10, 2005

Lead
      Production from the Montana Tunnels Mine also includes the extraction, processing and sale of lead contained in sulfide concentrates. We produced approximately 10.1, 10.8 and 5.5 million pounds of lead in 2004, 2003 and 2002, respectively.

      The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics.

Annual Global Supply/ Demand Balance for Lead, 2000-2004

	2004	2003	2002	2001	2000

	(000’s tonnes)
Refined Consumption	6,939	6,814	6,641	6,503	6,518
Refined Production	6,726	6,761	6,665	6,575	6,655
Release of Stock	48	60	6	41	32
Increase (Decrease) Stock	-165	7	30	113	169
LME Stocks — Total	40	109	184	98	131
— Weeks’ consumption	0.3	0.8	1.4	0.8	1.0
Reported Stocks — Total	228	393	483	436	440
— Weeks’ consumption	1.7	3.0	3.8	3.5	3.5
LME cash price — $/tonne	887	516	453	476	454
— cents/lb	40.2	23.4	20.5	21.6	20.6

Data Source: Standard Bank Metals Report.

Lead Price History
      The following table sets forth for the periods indicated the London Metals Exchange’s high and low settlement prices for lead in U.S. dollars per pound.

	Lead

Year	High	Low

2000	0.26	0.18
2001	0.24	0.20
2002	0.24	0.18
2003	0.34	0.19
2004	0.45	0.29
2005*	0.47	0.41

*	Through March 10, 2005
      The price of silver, lead and zinc is affected by numerous factors that are beyond our control. See “Risk Factors.”
Refining Process
      We have an annual evergreen agreement with Johnson Matthey to refine our gold doré to a final finished product. Johnson Matthey receives $0.50 for each ounce of gold it refines, in addition to receiving a fee of 0.50% of the payable metal for silver and 0.10% of the payable metal for gold.
      Our lead and zinc concentrates are shipped by train to Teck Cominco Metals Ltd. in Trail, British Columbia, Canada, approximately five hours from the Montana Tunnels Mine. Our contract with Teck Cominco expires in March 2007. For further information see “Florida Canyon Mine” and “Montana Tunnels Mine.”

2005 OPERATING OUTLOOK
      We expect to produce from 122,000 to 151,000 ounces of gold in 2005 at a total cash cost ranging from $325 to $365 per ounce as estimated below. Total cash cost in 2005 will include approximately $80 per ounce related to deferred stripping at Montana Tunnels and leach pad inventory charges at Florida Canyon.
      Our gold production estimates by quarter for the year ending December 31, 2005 are set forth in the table below.

Estimate for
	Estimate for 2005 Three Months Ending				Year Ending
December 31,
	March 31,	June 30,	September 30,	December 31,	2005

Montana Tunnels	15–17,000	17–20,000	17–21,000	16–17,000	65–75,000
Standard Mine	Development	8–10,000	9–13,000	13–17,000	30–40,000
Florida Canyon	9,000	6–9,000	6–9,000	6–9,000	27–36,000
Total 2005 Production	24–26,000	31–39,000	32–43,000	35–43,000	122–151,000
Total Cash Cost ($/oz)	340–380	340–380	320–360	320–360	325–365
      At Montana Tunnels Mine we have commenced the permitting process on the next pit expansion by filing an application with the Montana Department of Environmental Quality, with the required permits expected to be received in 2006.
      The Standard Mine, which poured its first ounce of gold in late December 2004, is expected to reach commercial production starting in the second quarter of 2005, with production rates increasing during the year as the available leach pad area expands.
      In March 2005, the Company ceased mining activities at Florida Canyon but continues active leaching of the existing heap leach pad. Forecasted 2005 production is therefore reduced to 27,000 to 36,000 ounces, with the first quarter of 2005 forecast at 9,000 ounces. We expect to decide later in 2005 whether to build the designed and permitted leach pad expansion and recommence mining operations.
Development and Exploration.
      At the Black Fox Project, we completed 84,349 meters of core drilling in 2004, bringing the total drilling by Apollo to 166,963 meters. The 2005 program includes an additional 30,000 meters of underground infill drilling and 21,000 meters of surface drilling, believed to be sufficient to complete the feasibility study in 2005. The feasibility study will include an updated reserve estimate. Estimated expenditures in 2005 at Black Fox are expected to be between $6.0 and $8.0 million.
      The exploration program at the Huizopa Project is expected to continue with scheduled activities including geological mapping and studies, geophysical studies, additional trenching and the commencement of an exploration drilling program scheduled for the first half of 2005.
Mineral Reserves
      Proven and probable reserves were prepared by us and audited by Mine Development Associates. The reserves were calculated based on a gold price of $375 per ounce.

Proven and Probable Reserves — Gold Ounces

	Year Ended December 31,

Mines	2004	2003	2002

Montana Tunnels	643,800	692,500	291,600
Florida Canyon	263,600	374,393	330,900
Standard	442,400	404,100	318,300
Black Fox Project	457,100	457,100	—

Apollo Gold — Total	1,806,900	1,928,093	940,800

      At Black Fox the above reserves are for an open pit that was audited last year. At the present time, a feasibility study is underway (due for completion in late 2005), where one of the Company’s goals is to add the underground reserves at which time a new reserve statement will be published.
      At the Standard Mine, reserves increased slightly as the 2004 drilling results were finalized.
Employee Relations
      As of December 31, 2004, we had approximately 403 employees and contract employees, including 10 employees at our principal executive office in Greenwood Village, Colorado.
Competition
      We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their orebodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.
Available Information
      We make available, free of charge, on or through our Internet website links to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.apollogold.com. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
RISK FACTORS
      The risks below address some of the factors that may affect our future operating results and financial performance.
We have identified a material weakness in our internal controls over financial reporting.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires management to make an assessment of the design and operating effectiveness of our internal controls and our auditors to audit the design and operating effectiveness of our internal controls as well as forming an opinion on management’s assessment. We have identified material weaknesses for the year ended December 31, 2004 in two areas. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. First, we have deficient inventory control and management processes and lack of segregation of procurement and accounting duties at our Florida Canyon Mine, primarily due to a lack of sufficient personnel at the Florida Canyon Mine. Second, we lack appropriate review of non-routine or complex accounting matters, relating accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements.
      We have hired additional personnel and will implement new controls in the second quarter of 2005 at Florida Canyon Mine. In addition, we have developed and will continue to refine policies and procedures for the review, identification, and documentation of non-routine, complex transactions and the application of accounting standards to ensure compliance with Canadian and U.S. GAAP. However, we have not yet been able to test and assess the operating effectiveness of these mitigating steps, surrounding the financial reporting process, and testing may reveal similar or additional weaknesses in the design and effectiveness related to the financial reporting process. Since these material weaknesses were not effectively remediated, management has concluded that Apollo’s controls are ineffective. Further, our independent registered chartered accountants have issued an adverse opinion on our internal controls as of December 31, 2004. Because opinions on internal controls have not been issued in the past, it is uncertain what impact an adverse opinion would have on our company or our stock price. Furthermore, any failure to comply with public company reporting requirements could subject us to legal and administrative actions.
The market price of our common shares could experience volatility and could decline significantly.
      Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.
If we complete additional equity financings, then our existing shareholders may experience dilution.
      Any additional equity financing that we obtain would involve the sale of our common shares and/or sales of securities that are convertible or exercisable into our common shares, such as share purchase warrants or convertible notes. There is no assurance that we will be able to complete equity financings that are not dilutive to our existing shareholders
The existence of outstanding rights to purchase common shares may impair our ability to raise capital.
      As of March 10, 2005, approximately 28.4 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.75 to $2.11. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.
      In addition, there are approximately 11.7 million common shares issuable upon the conversion of the outstanding principal amount of $8,756,000 of our Series B Convertible Debentures at the option of the holder at a conversion price of $0.75 per share.
There may be certain tax risks associated with investments in our company.
      Potential investors that are United States taxpayers should consider that we could be considered to be a “passive foreign investment company” (“PFIC”) for federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the near future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control, and we can not assure you that we will not become a PFIC in the future. If we were deemed to be a PFIC, then a United States taxpayer who disposes or is deemed to dispose of our shares at a gain, or who received a so-called “excess distribution” on the shares, generally would be required to treat such gain or excess distribution as ordinary income and pay an interest charge on a portion of the gain or distribution unless the taxpayer makes a timely qualified electing fund election (a “QEF” election). A United States taxpayer who makes a QEF election generally must report on a current basis his or her share of any of our ordinary earnings and net capital gain for any taxable year in which we are a PFIC, whether or not we distribute those earnings. Special estate tax rules could be applicable to our shares if we are classified as a PFIC for income tax purposes.
We have a history of losses and we expect to incur losses in the future.
      Since our inception through a merger in June 2002, we have incurred significant losses. Our net losses were $18,189,000, $2,186,000 and $3,051,000 for the years ended December 31, 2004, 2003 and 2002, respectively. There can be no assurance that we will achieve or sustain profitability in the future.
We have a limited operating history on which to evaluate our potential for future success.
      We were formed as a result of a merger in June 2002 and have only a limited operating history upon which you can evaluate our business and prospects. During this period, we have not generated sufficient revenues to cover our expenses and costs. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.
We are dependent on certain key personnel.
      We are currently dependent upon the ability and experience of R. David Russell, our President and Chief Executive Officer; Richard F. Nanna, our Senior Vice President-Exploration; and Melvyn Williams, our Chief Financial Officer, Senior Vice President-Finance and Corporate Development. We believe that our success depends on the continued service of our key officers and there can be no assurance that we will be able to retain any or all of such officers. We currently do not carry key person insurance on any of these individuals, and the loss of one or more of them could have a material adverse effect on our operations.
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
      We derive all of our revenues from the sale of gold, silver, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Changes in the price of gold significantly affect our profitability. Gold prices historically have fluctuated widely, based on numerous industry factors including:

•	industrial and jewelry demand;

•	central bank lending, sales and purchases of gold;

•	forward sales of gold by producers and speculators;

•	production and cost levels in major gold-producing regions; and

•	rapid short-term changes in supply and demand because of speculative or hedging activities.
      Gold prices are also affected by macroeconomic factors, including:

•	confidence in the global monetary system;

•	expectations of the future rate of inflation (if any);

•	the strength of, and confidence in, the U.S. dollar (the currency in which the price of gold is generally quoted) and other currencies;

•	interest rates; and

•	global or regional political or economic events, including but not limited to acts of terrorism.
      The current demand for, and supply of, gold also affects gold prices. The supply of gold consists of a combination of new production from mining and existing shares of bullion held by government central banks, public and private financial institutions, industrial organizations and private individuals. As the amounts produced by all producers in any single year constitute a small portion of the total potential supply of gold, normal variations in current production do not usually have a significant impact on the supply of gold or on its price. Mobilization of gold held by central banks through lending and official sales may have a significant adverse impact on the gold price.
      The market prices for silver, zinc and lead are also volatile and are affected by numerous factors beyond our control, including global or regional consumptive patterns, speculative activities, and general global political and economic conditions. Our Montana Tunnels Mine has historically produced approximately 45 million pounds of these metals annually, and therefore the market prices of these metals have a significant effect on our financial condition and results of operations.
      All of the above factors are beyond our control and are impossible for us to predict. If the market prices for gold, silver, zinc or lead fall below our costs to produce them for a sustained period of time, we will experience additional losses and we could also be required by our reduced revenue to discontinue exploration, development and/or mining at one or more of our properties.
Our reserve estimates are potentially inaccurate.
      We estimate our reserves on our properties as either “proven reserves” or “probable reserves.” Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. We estimate proven reserve quantities based on sampling and testing of sites conducted by us and by independent companies hired by us. Probable reserves are based on information similar to that used for proven reserves, but the sites for sampling are less extensive, and the degree of certainty is less. Reserve estimation is an interpretive process based upon available geological data and statistical inferences and is inherently imprecise and may prove to be unreliable.
      Our reserves are reduced as existing reserves are depleted through production. Reserves may be reduced due to lower than anticipated volume and grade of reserves mined and processed and recovery rates. Our reserve estimates for the Standard Mine property, that has not yet commenced commercial production, may change based on actual production experience.
      Reserve estimates are calculated using assumptions regarding metals prices. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit. Any material reduction in our reserves may lead to increased net losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.
We may not achieve our production estimates.
      We prepare estimates of future production for our operations. We develop our estimates based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. In the past, our actual production from time to time has been lower than our production estimates and this may be the case in the future.
      Each of these factors also applies to future development properties not yet in production and to the Standard Mine and Montana Tunnels Mine expansion. In these cases, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.
Our future profitability depends in part, on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems, costs and delays.
      From time to time we will engage in the development of new ore bodies. Our ability to sustain or increase our present level of production is dependent in part on the successful exploration and development of new ore bodies and/or expansion of existing mining operations. Decisions about the development of Black Fox and other future projects may be based on feasibility studies.
      Development projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.
      Development projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors.
      It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that our operations at the Standard Mine or any other development property will be profitable.
Exploration in general, and gold exploration in particular, are speculative and are frequently unsuccessful.
      Mineral exploration, particularly for gold and silver, is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. If we discover a site with gold or other mineralization, it will take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.
We are dependent upon three mining properties.
      All of our revenues are currently derived from our mining and milling operations at the Montana Tunnels Mine, Florida Canyon Mine and the newly developed Standard Mine, which are low-grade mines. During 2004 we experienced problems related to the milling of low-grade ore at the Montana Tunnels Mine and problems associated with the leaching of gold at our Florida Canyon Mine, both of which negatively affected our revenues. Our Standard Mine is in the pre-production stage and commercial production is expected in the second quarter of 2005. If operations at any of these mines or at any of our processing facilities are reduced, interrupted or curtailed for any reason, our results of operations and financial condition could be materially adversely affected.
We do not currently have and may not be able to raise the funds necessary to explore and develop our Black Fox and Huizopa properties and our other properties.
      We do not currently have sufficient funds to complete all of our planned exploration activities at Black Fox and Huizopa or to develop a mine at Black Fox. The development of Black Fox, and exploration of Huizopa and our other properties will require significant capital expenditures. Sources of external financing may include bank and nonbank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.
Most of our assets are pledged to the holders of our 12% Series 2004-B Secured Convertible Debentures and we may not be able to obtain financing from an asset based lender.
      The majority of our assets are pledged to the holders of our 12% Series 2004-B Secured Convertible Debentures as security for our obligations under these debentures. Because we have pledged most of our assets to other parties, it may be difficult for us to raise additional external funds through bank, asset based lenders, or other types of lenders, which may require us to raise additional funds through future debt and equity offerings. In addition, the inability to pledge significant assets may make it difficult or impossible to obtain financing on acceptable terms, or at all. The failure to obtain acceptable financing may have a material adverse effect on our growth strategy and our results of operations and financial condition.
Possible hedging activities could expose us to losses.
      In connection with a previous financing we have gold hedging contracts covering 8,000 ounces as of March 1, 2005 that involve the use of put and call options. The contracts give the holder the right to buy and us the right to sell stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005, with a call option of $345 per ounce and a put option of $295 per ounce. Based on recent gold prices of approximately $420 per ounce, we are realizing about $75 an ounce less than the market price on our currently outstanding hedging positions.
      In the future, we may enter into additional precious and/or base metals hedging contracts that may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments. There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Some hedging instruments may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production. This limitation would limit our revenues and profits. Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.
      We face substantial governmental regulation.
      Safety. Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA. We have made and expect to make in the future, significant expenditures to comply with these laws and regulations.
      Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in increased costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations.
      Some of our properties are located in historic mining districts with past production and abandoned mines. The major historical mine workings and processing facilities owned (wholly or partially) by us in Montana are being targeted by the Montana Department of Environmental Quality (“MDEQ”) for publicly funded cleanup, which reduces our exposure to financial liability. We are participating with the MDEQ under Voluntary Cleanup Plans on those sites. Our cleanup responsibilities have been completed at the Corbin Flats Facility and at the Gregory Mine site, both located in Jefferson County, Montana, under programs involving cooperative efforts with the MDEQ. MDEQ is also contemplating remediation of the Washington Mine site at public expense under the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”). In February 2004, we consented to MDEQ’s entry onto the portion of the Washington Mine site owned by us to undertake publicly funded remediation under SMCRA. In March 2004, we entered into a definitive written settlement agreement with MDEQ and the Bureau of Land Management (“BLM”) under which MDEQ will conduct publicly funded remediation of the Wickes Smelter site under SMCRA and will grant us a site release in exchange for our donation of the portion of the site owned by us to BLM for use as a waste repository. However, there can be no assurance that we will continue to resolve disputed liability for historical mine and ore processing facility waste sites on such favorable terms in the future. We remain exposed to liability, or assertions of liability, that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.
      Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which we sell our metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiners’ operations or their compliance with environmental laws and regulations.
      Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes to the U.S. General Mining Law of 1872, and permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict which changes may be considered or adopted and changes in these laws and regulations could have a material adverse impact on our business. Expenses associated with the compliance with new laws or regulations could be material. Further, increased expenses could prevent or delay exploration or mine development projects and could therefore affect future levels of mineral production.
We are subject to environmental risks.
      Environmental Liability. We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price or at all.
      Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state, federal and provincial environmental laws and regulations in Canada, Mexico and the U.S. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.
We face strong competition from other mining companies for the acquisition of new properties.
      Mines have limited lives and as a result, we may seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the United States, Canada and Mexico and other areas where we would consider conducting exploration and/or production activities. Because we face strong competition for new properties from other mining companies, some of which have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

The titles to some of our properties may be uncertain or defective.
      Certain of our United States mineral rights consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.
      In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law. Although no such legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from unpatented mining claims located on federal lands or impose fees on production from patented mining claims. If such legislation is ever adopted, it could have an adverse impact on earnings from our operations, could reduce estimates of our reserves and could curtail our future exploration and development activity on federal lands or patented claims.
      While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them.
We may lose rights to properties if we fail to meet payment requirements or development or production schedules.
      We derive the rights to most of our mineral properties from unpatented mining claims, leaseholds, joint ventures or purchase option agreements which require the payment of maintenance fees, rents, or purchase price installments, exploration expenditures, or other fees. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. Our ability to transfer or sell our rights to some of our mineral properties requires government approvals or third party consents, which may not be granted.
Our operations may be adversely affected by risks and hazards associated with the mining industry.
      Our business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures.
      Such risks could result in personal injury, environmental damage, damage to and destruction of production facilities, delays in mining and liability. For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain current levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive or not available for us and other companies in our industry, and, therefore, we do not maintain environmental insurance. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend or significantly curtail operations or enter into other interim compliance measures.
You could have difficulty or be unable to enforce certain civil liabilities on us, certain of our directors and our experts.
      We are a Yukon Territory, Canada, corporation. Substantially all of our assets are located outside of Canada and our head office is located in the United States. Additionally, a number of our directors and the experts named in this Annual Report on Form 10-K are residents of Canada. Although we have appointed Lackowicz, Shier & Hoffman as our agents for service of process in the Yukon Territory, it might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon such directors and experts. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts named in this Annual Report on Form 10-K, in United States courts would be limited to the assets or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.
      If we cannot successfully operate our production properties or raise additional funds to finance our Black Fox Property we may not be able to continue as a going concern.
      The Company’s ability to continue as a going concern is dependent on its ability to successfully operate the Montana Tunnels Mine and Florida Canyon Mine, as well as the new Standard Mine. The Company will not have sufficient resources from existing operations to finance the development of the Black Fox project. The Company is actively seeking financing for the Black Fox exploration activities and plans in the future to seek financing for development; however, the availability and timing of this financing is not certain at this time.

ITEM 2.	DESCRIPTION OF PROPERTIES
Florida Canyon

Location
      The Florida Canyon Mine is located approximately 42 miles southwest of Winnemucca, Nevada, and has operated since 1986 and was purchased by Apollo in June 2002. Mining operations and facilities are on Sections 1, 2, 3, 10, 11, and 12 of T31N, R33E, Mount Diablo Base and Meridian, Pershing County, Nevada. The mineralization and facilities extend to the north in Sections 34 and 35 of T32N, R33E, Mount Diablo Base and Meridian.

Production
      For the year ended December 31, 2004, a total of 6,257,953 tons of ore containing 102,628 ounces of gold were placed on the leach pad and 72,573 ounces of gold were recovered. During 2004, the Florida Canyon Mine sold 73,082 ounces of gold and 60,405 ounces of silver. Historically, the Florida Canyon Mine has produced approximately 105,000 ounces of gold and 75,000 ounces of silver annually. In the third quarter 2004, mining activity was reduced to one shift and we suspended the operation of the crusher and therefore all ore placed on the pad was run of mine. On March 1, 2005, we ceased mining at Florida Canyon Mine, but we are continuing to leach the existing ore on the leach pad. We expect to decide later this year whether to build the leach pad expansions, which are fully permitted, and recommence mining.
      We have historically processed approximately 9 million tons of ore annually at the Florida Canyon Mine, with an average of 30,000 tons of high grade material processed daily.
      The following table details the Florida Canyon Mine production and cash cost per ounce history for the last three years ended December 31. All production is subject to a 2.5% net smelter return (NSR) royalty.

Summary Operational Statistics

	Total Ore
Mine Report	(from Crusher Report)			Run of Mine			Total			Waste

	Ore	Grade	Gold	Ore	Grade	Gold	Ore	Grade	Gold
	Tons	Oz	Ounces	Tons	Oz Au/T	Ounces	Tons	Oz Au/T	Ounces	Tons
Year Ended December 31,	000’s	Au/Tons	000’s	000’s	Tons	000’s	000’s	Tons	000’s	000’s

2004	3,256	0.0193	61	3,001	0.0136	41	6,257	0.0163	103	13,883
2003	3,803	0.0203	77	4,822	0.0114	55	8,625	0.0153	132	11,079
2002	4,221	0.0229	97	4,098	0.0119	49	8,319	0.0175	146	13,566

      Total mined gold ounces were 91% of the ore reserve model in 2002, 92% of model in 2003, and 88% of model in 2004.

	Year Ended December 31,

	2004	2003	2002

Cash Operating Cost/oz	$350.87	$275.78	$234.87
Total Cash Cost/oz	$362.07	$285.37	$243.41
Total Production Cost /oz	$397.39	$324.75	$288.21

Description of Land, Geology, Process, and Equipment
      The Florida Canyon Mine is a low grade, open pit, heap leach operation that has generally mined several pits at the same time. The land that we own, lease or control at the Florida Canyon Mine covers a total of 16,016 acres. Fee lands total 4,075.81 acres, while 19 patented claims total 359.9 acres. We also maintain 579 unpatented claims that total 11,580 acres. All of the fee lands and patented claims and most of the unpatented claims have been surveyed. Land lease and option payments and unpatented claim maintenance fees totaled $823,975 for 2002 and 2003. As of January 1, 2004, the total land cost is $115,900 annually. Florida Canyon Mine’s operating permit area consists of 5,522 acres. We have disturbed approximately 1,958 acres of land, consisting of 1,034 acres of public lands and 923 acres of fee (private) lands. Mining the remaining reserves will add 77 acres of disturbance, of which 24 acres are public lands and 53 acres are private lands.
      The Florida Canyon deposits are situated in the Basin and Range physiographic province of northwestern Nevada, typified by a series of northward-trending elongated mountain ranges separated by alluvial valleys. The deposits are located in the Humboldt Range, which is formed by north-trending folding and faulting. The Florida Canyon Mine area is dominated by a major regional structural zone, termed the Humboldt Structural Zone, which is a 200 km wide northeasterly-trending structural zone with left-lateral strike slip movement. Permo-Triassic rocks of the Rochester Rhyolite, Prida Formation, Natchez Pass Formation, and Grass Valley Formation are all exposed in the Florida Canyon area. The Humboldt City Thrust separates the Natchez Pass and Grass Valley formations from the underlying Prida Formation. There is a strong N30 degrees E to N50 degrees E structural fabric prevalent in and adjacent to the Florida Canyon Mine deposits, as evidenced by the alignment of quartz veining, shear zones, and well-developed joint sets.
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
      The Florida Canyon Mine has four carbon absorption plants on the property and one stripping, regeneration, and refinery plant. The mine, when operating, was run with twelve 150-ton haul trucks, two hydraulic 23-yard shovels, and additional support equipment. Apollo leases or owns all of the equipment utilized at the Florida Canyon Mine, and all of the equipment is in good working condition. A portion of the mine equipment at the Florida Canyon Mine is held under installment purchase agreements and capital leases with Caterpillar Financial Services Corporation. In the fourth quarter of 2004, we paid off a capital lease agreement with ATEL Equipment Financing for the financing of our two hydraulic shovels and our drilltech drills. The total initial purchase price of the mine equipment was approximately $34.72 million. As of February 28, 2005, the balance owed on our remaining leased equipment was approximately $3.21 million.
      Two types of ore are typically processed at the Florida Canyon Mine: (i) higher grade material ranging from 0.016 to 0.022 ounces of gold per short ton, and (ii) run-of-mine material generally ranging from 0.006 and 0.0016 ounces of gold per short ton. Approximately 45% of the ore processed at the Florida Canyon Mine is higher grade material and is crushed to 80% passing 0.75 inch and transported to the heap leach pad by a radial stacking conveyor for leaching. The remaining 55% of ore is run of mine and is dumped on the heap leach pad by 150-ton trucks without crushing, then bulldozed prior to leaching.

      Material is leached in three stages by drip systems. Each drip system applies 8,000 gallons per minute of leach solution to the heap pad. The first stage leaches ore that has been placed on the pad first.
      The second stage may leach younger ore or run of mine, or may be a recycled leach from stage one. The third stage leaches the most recently crushed material on the pad. Through this process, the grade of the leach solution builds as it travels through each stage. After the leach solution has traveled through all three stages, the solution is stored in the pregnant leach solution pond.
      The pregnant leach solution is processed in one of the carbon absorption plants by absorbing the gold in the leach solution onto activated carbon. After the carbon has absorbed sufficient gold, the carbon is transported to the stripping, regeneration, and refinery plant. The carbon is stripped and the concentrated gold solution is pumped through electrowinning cells, at which point the gold is plated onto cathodes and then refined into gold/silver doré bars. Most of the makeup water used for leaching comes from a geothermal source located near the plant site.
      The operation uses a six-month recovery cycle to model gold recovery for both run of mine and crushed materials. Bottle roll tests show an ultimate recovery of 71% at Florida Canyon for crusher or high grade ores. The same tests show ultimate recoveries of 58% for run of mine production.

Mineral Reserves at Florida Canyon Mine
      The drilling on the Florida Canyon and Standard Mine properties between 1969 and December 31, 2004, totals over 1.9 million feet in 4,476 drill holes.
      The Florida Canyon Mine reserves include the remaining material from several pits with prior mining and some new areas that have not been mined. The pits for the new areas were designed using Whittle pit optimization at $400/ounce gold price to complete the design, and cut off grades based on $375/ounce gold price to determine reserves. The new areas are generally further up the slope of the Humboldt Range. The tables below summarize Florida Canyon Mine reserves at December 31, 2004, which conform to the definitions ascribed by the Canadian Institute of Mining (“CIM”), Metallurgy and Petroleum and guidelines adopted by CIM Council on August 20, 2000 and the SEC Industry Guide 7 definitions of Proven and Probable reserves.
      Our reserve estimates were prepared by Mine Development Associates. The following chart shows the Florida Canyon Mine reserves at December 31, 2004.

Florida Canyon Reserve Statement at December 31, 2004(1)

		Tons	Au oz	Ounces Au	Strip
Material	Classification	000’s	Au/t	000’s	Ratio

Crusher Ore	Proven	856.1	0.0213	18,193
ROM Ore	Proven	1,544.6	0.0092	14,220

Subtotal Proven		2,400.7	0.014	32.4
Crusher Ore	Probable	6,775.5	0.0224	151,862
ROM Ore	Probable	7,616.2	0.0108	79,367

Subtotal Probable		14,391.7	0.016	231.2
Crusher Ore	Proven + Probable	7,631.6	0.022	170.1
ROM Ore	Proven + Probable	9,160.8	0.011	93.6

Total Proven + Probable		16,792.4	0.016	263.6	1.84

(1)	The internal cutoff grade calculation assumes the material is already inside an optimum pit and must be mined. The decision is where to send the material. If a profit can be made by processing the material rather than sending it to the waste dump then the material should be processed. The internal cutoff grade calculation removes the mining cost from the cutoff calculation. A $375 ounce gold price is used for the cutoff grade calculation. Historical recovery rates of 71% for high grade ore and 58% for run of mine ore are used to calculate the ounces to be recovered by the leach pad. All current reserves at the Florida Canyon Mine deposit are subject to a 2.5% net smelter return royalty.

      Other Florida Canyon Mine property is subject to royalties as disclosed in the table below.

Royalty Agreements

Ranleigh International Corp.	2.5% NSR +8 Square Mile Area Centered on Florida Canyon Mine
Asarco, McCullough	2.0% NPI NE1/4 of NE1/4 Section 11 T31N R33E Hall 2.5% NSR Madre &Calaveras Patented Claims, Sections 2 T31N, R33E
Muller Investments	1.0% NSR NE1/4 of NW1.4; S1/2 of NW1/4, Section 1 T30N R33E
      We have paid royalties of $668,575, $898,104, and $508,000 in the years ended December 31, 2004, 2003, and 2002, respectively.
      The annual holding costs of Florida Canyon Mine, exclusive of property taxes, are shown below.

Florida Canyon Land Holding Costs
	Year Ending	Year Ended December 31,
	December 31,
Property	2005 and On	2004	2003	2002	Royalty

Hanna Hall	$7,200	$7,200	$7,200	$7,200	2.5%	NSR
Asarco	$10,000	$10,000	$10,000	$10,000	1.0%	NPI
Herbert McCullough	—	—	—	—	1.0%	NPI
Ranleigh International	—	—	—	—	2.5%	NSR
Campbell	—	—	$471,175	$40,000	—
Campbell	—	—	$110,000	$54,000	—
Rex Resources	—	—	$11,000	$6,000	—
Muller Investments	$20,000	$20,000	$20,000	$20,000	1%	NSR
Unpatented Claims	$78,700	$78,700	$78,700	$55,100	—

Totals	$115,200	$115,200	$708,075	$192,300	—

Environmental
      The Florida Canyon Mine has been in continuous operation since 1986. The original permit to operate was granted by the BLM and the Nevada Department of Environmental Protection Reclamation Permit 126. The remaining reserves are the subject of the 17 sequentially numbered amendments to the Florida Canyon Mine operating plan. An 18th amendment (“APO 18”) was submitted in December 2003 seeking approval to mine additional reserves identified in the Switchback Pit area and expand the existing heap leach pad to accommodate approximately 20 million tons of ore. This permit was received in mid 2004; however, the Company has delayed the decision to expand the leach pad pending further analysis expected in mid 2005. An environmental assessment and third party cost estimate has been prepared and completed. This document will be used as the basis for the accounting of the Company’s reclamation liabilities on a going forward basis. Any development of additional reserves will require additional amendments.

      We are required to maintain reclamation bonds covering the costs of reclaiming all disturbances at our mines as established by regulatory authorities from time to time. Bonding requirements for the Florida Canyon Mine were met by the following bond instruments:

	Penal Sum at Year Ended
	December 31,

Type of Bonding	2004	2003

Unsecured surety bond issued by Safeco and subject to the final judgment described below:	$16,936,130	$16,936,130
Unsecured surety bond issued by Safeco pursuant to the “Montana Settlement Agreement” described below:	$520,000	$520,000
Personal bond secured by irrevocable stand-by letter of credit issued by Sterling Saving Bank:	$3,527,270	$3,703,149
Total Bonding Requirement Met	$20,983,400	$21,159,279
      The first two reclamation bonds totaling $17,456,130 were issued by Safeco Insurance Company of America (“Safeco”). In 1999, Safeco cancelled the first bond in the amount of $16,936,130; however, prior to the effective date of cancellation, the U.S. District Court for the District of Nevada entered a declaratory judgment holding that Safeco’s cancellation does not affect the BLM’s right to treat the bond as remaining “outstanding” as part of the required bonding for the Florida Canyon Mine and that ongoing mining under our plan of operation does not affect Safeco’s obligations under the bond upon eventual completion of mining. In reliance on that judgment, BLM has counted the cancelled Safeco bond towards satisfaction of our bonding requirements and has permitted us to continue to mine both inside and outside the area covered by the cancelled Safeco bond. On May 29, 2003, a not-for-publication memorandum decision was delivered by a three-judge panel of the Ninth Circuit Court of Appeals affirming the U.S. District Court judgment in our favor. Safeco did not file notice of any further appeal within the period permitted, and the District Court judgment has become final and unappealable.
      We have not yet made arrangements for meeting increased bonding requirements likely to be imposed in connection with the potential expansion of Florida Canyon.
      Like all mine operators, we always face the risk of redetermination of bonding requirements as a result of changes in regulatory agency assumptions and methodology used to establish bonding requirements, and there can be no assurance that our bond requirements will remain the same.
      As of December 31, 2004, we estimate accrued closure costs at the Florida Canyon Mine to be an aggregate of $12.8 million. This amount corresponds with a third party study. Following approval of APO 18, internal closure costs are estimated to increase by approximately $1.8 million, to include the bonding of the Switchback pit, and a trust fund to monitor groundwater quality.

Development Drilling
      In the first quarter of 2004, we completed 28 reverse circulation drill holes at Florida Canyon Mine, totaling 6,400 feet. The holes were targeted at up-dip expansions of mineralization from the Northeast Extension pit. Parts of this area contain ore grade material that can be mined in the future. In addition, during the first and second quarters of 2004, seven drill holes were completed in Ikes, totaling 2,050 feet. Further evaluation is necessary to determine where the pit boundaries lie in this area.
Standard Mine

Overview
      Apollo acquired the Standard Mine in June of 2002. In May 2004, the necessary operating permits for our Standard Mine were received and mine construction began immediately thereafter. The main access road, heap leach pad, ponds, and water supply system were completed by the end of the third quarter. In the fourth quarter of 2004, processing systems and initial mine development were completed and heap leaching commenced. In the first quarter 2005, the loading of the pad will be increased and the project should be in commercial production in the second quarter 2005. Total capital spending at the Standard Mine in 2004 was $9.01 million ($10.6 with reclamation bonding costs). The mine is operated in conjunction with our Florida Canyon operation where the carbon is stripped, gold produced, and administrative costs are shared.

Location
      The Standard Mine is located approximately five miles south of the Florida Canyon Mine near Winnemucca, Nevada. Generally, the Standard Mine pits are side hill access, not deep, and do not require an in-pit ramp system.

Production
      The Standard Mine poured its first ounce of gold in late December 2004 and is expected to reach commercial production in the second quarter of 2005, achieving an estimated 30,000 to 40,000 ounces of gold for the year 2005. Production is expected to increase during the year, as more ore is placed on the leach pad and leaching increases.

Description of Land, Process, and Equipment
      The land that we own or lease at the Standard Mine covers a total of 6,087 acres, and fee lands total 1,927 acres. We also maintain 208 unpatented claims that total 4,160 acres. The initial phase of mine development is all located on private land owned by Apollo Gold. The mine has one absorption plant at the heap leach pad area and trucks the loaded carbon to our Florida Canyon operation for further processing to produce doré. The mine runs five 150 ton haul trucks and one front end loader, plus additional support equipment. Apollo leases or owns all of the equipment and it is all in good working condition.

Mineral Reserves at Standard Mine
      The Standard Mine deposits are similar to those of the Florida Canyon Mine. Please refer to the section titled “Mineral Reserves at Florida Canyon Mine” for more information.
      The Standard Mine reserves include the remaining material from several pits with prior mining activity dating back to the 1950s as well as some new areas that have not been mined. The pits for the new areas were designed using Whittle pit optimization at $400/ounce gold price to complete the design, and cut off grades based on $375/ounce gold price to determine reserves. The Standard Mine reserves at December 31, 2004 are as disclosed in the table below. The definitions are ascribed by the CIM, Metallurgy and Petroleum and guidelines adopted by CIM Council on August 20, 2000 and the SEC Industry Guide 7 definitions of Proven and Probable reserves.
      Our reserve estimates were prepared by Mine Development Associates. The following chart shows the Standard Mine reserves at December 31, 2004.

Standard Mine Reserve Statement at December 31, 2004

		Au	Ounces Au	Ag	Ounces Ag
Pit	Tons	(oz/ton)	(000’s)	(oz/ton)	(000’s)	Strip Ratio

Cordex	8,939.5	0.016	143.6	0.19	1,702.1	0.435
North Pit	3,360.9	0.018	60.7	0.12	404.5	1.113
South Pit	9,871.4	0.018	181.9	0.14	1,395.2	2.427
High Standard	2,279.8	0.012	27.1	0.03	63.1	0.687
Star	1,304.3	0.022	29.2	0.05	63.9	2.922

Total	25,755.9	0.017	442.4	0.14	3,628.8	1.325
      Average run of mine recoveries of 65% gold and 25% silver were used in the reserve evaluation.
      The holding costs of Standard Mine include annual payments on 208 unpatented mining claims. These claims are administered by the BLM and the annual cost is $20,800.

Environmental
      As of December 31, 2004, we estimate accrued closure costs at the Standard Mine to be an aggregate of $1.6 million. The bonding is covered by an insurance policy for up to $6 million in disturbance.
      The bonding requirements for the Standard Mine development project were met by the following bond instruments:

	Penal Sum at Year
	Ended December 31,

Type of Bonding Security	2004	2003

Personal bond secured by irrevocable stand-by letter of credit issued by Washington Mutual Bank/ Sterling Savings Bank:	$96,410	$96,410
Personal bond secured by pledge of deposit account maintained with Washington Mutual Bank/ Sterling Savings Bank:	$8,500	$8,500
Reclamation Insurance Policy established with AIG insurance in May of 2004	$627,299	$—
	$732,209	$104,910
      The bonding requirement has increased by a material amount upon approval of the Standard Mine area permit applications that were approved in May of 2004. The Company has contracted with AIG Insurance Co. through their agents, JCH Insurance Brokers to insure the reclamation at the Standard Mine. Insurance policy NO. EPP 778 3897 was issued in May of 2004. This contract has an eight year term for up to $6.0 million in reclamation insurance. The Company will finance the payment of this insurance and related premiums for the three years beginning in May of 2004. The first payment of $1.4 million has been paid with corresponding payments of $1.1 million due in May of 2005 and 2006.

Development Drilling
      We are engaged in developmental drilling in five areas around the Standard Mine: Buffalo Canyon, High Standard, North Pit, South Pit, and Star. In addition, we expect to begin developmental drilling at Valerie, a sixth area at the Standard Mine, in the future.
      The following table discloses the Standard Mines drilling totals for the year ended December 31, 2004.

Standard Mine Drilling Totals for the Year Ended December 31, 2004

Area	No. of Holes	No. of Feet Drilled

Buffalo Canyon	32	11,405
High Standard	73	19,390
North Pit	5	1,540
South Pit	79	21,040
Star	48	9,700

Standard Mine Total	237	63,075

Buffalo Canyon
      A phase 1 drilling program was completed at the Buffalo Canyon Target during November/ December, 2003 testing three targets: 1) the southward extension of South Pit-style mineralization called the “Northern Target”; 2) a southeastward continuation of mineralization along the Humboldt City Thrust Fault called the “Eastern Target” and 3) the faulted and folded, iron-stained platy limestone above the Humboldt City Thrust Fault called the “Central Target”. A phase 2 drilling program focusing on the Northern Target began February 2004 and was completed during the first quarter. This phase included 17 holes totaling 7,170 feet. This drilling supports the working geologic model. Zones of silicification and alteration, at the thrust fault, separate silty limestone in the upper plate from carbonaceous limestone basement in the lower plate. Sporadic mineralized zones are associated with the thrust. The thrust fault dips more steeply to the west in this area than it does north of the South Pit where it is folded into a synform.

      Although the thrust fault at Buffalo Canyon is an important target, the primary target for thicker zones of mineralization is in the upper plates which is strongly gold mineralized at the South Pit. At Buffalo Canyon, upper plate mineralization is hosted by steeply dipping splays off the thrust fault. We have not found the broader and thicker gold mineralized zones as are found to the north. Further drilling will be needed in this area.

High Standard
      Twenty-eight drill sites were located and constructed. The objective of the drilling program was to expand upon a small Whittle pit based on previous drilling and to test new targets along a S30W shear zone which trends onto Section 1, east of Buffalo Canyon. This drilling has established the main north-northwest trend of mineralization and established edges for parts of the zone. The completed resource model for High Standard was used to complete Whittle pit studies and “Due To” analysis. Initial bottle roll tests from High Standard suggested a higher recovery of 83.8%.

North Pit
      The 2004 drilling program was 5 holes totaling 1,540 feet.

South Pit
      Drilling was initiated in the first quarter on the projected extension of mineralization on the north edge of the South Pit. Drilling indicated a continuation of the jasperoid zone. The mineralization is shallower to the north as the zone seems to be ramping up and topography is dropping. Phase two drilling at South Pit commenced in late June 2004 and traced the extension of the mineralized zone to the north. Two styles of mineralization are found to converge in this area; thrust fault-related silicification at the contact between Natchez Pass Limestone and Prida Formation footwall and Cordex-style mineralization at the Grass Valley Formation/ Natchez Pass Limestone contact.

Star Deposit
      Forty-three drill sites were located and constructed. The objective of the program was to expand the reserve and test some peripheral targets. The majority of the holes penetrating 5 to 30 feet of 0.01x opt Au at the mineralized contact between argillite and limestone basement. The completed resource model for Star was used to complete Whittle pit studies and “Due To” analysis. Bottle roll tests from Star appear to be consistent with other areas at Standard (63.6% recovery).

Valerie
      Thirty-five drill logs from the 1983-1984 Pegasus projects were relogged based on Standard Mine lithology codes and entered into the Gemcom data base along with assays and 10 foot bench composites, the results of which indicate sufficient gold to warrant a future drilling program of 16 holes to confirm the data.
Montana Tunnels Mine

Location
      The Montana Tunnels Mine is an open pit poly-metallic mine located about five miles west of Jefferson City, Montana and has been operated since 1987. Apollo purchased the Montana Tunnels Mine in June 2002. The Montana Tunnels Mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, while the permit boundary covers portions of Section 4, 5, 8, 9, 15, 16, 17, and 20.

Production
      For the year ended December 31, 2004, a total of 33,743 ounces of gold and 970,751 ounces of silver were produced. When in full production, over the past five years, the Montana Tunnels Mine has produced approximately 70,000 ounces of gold, 20,000 tons of zinc, 8,500 tons of lead and 1,200,000 ounces of silver annually. We recently completed waste stripping at Montana Tunnels, which is expected to extend the life of the mine into 2007. In the future, we expect production to be closer to historical averages.
      The following table sets forth annual production levels for gold, silver, lead and zinc at the Montana Tunnels Mine since 2002.

Montana Tunnels Mine Production History
Year Ended December 31,

	Milled	Au	Oz Au	Ag	Oz Ag	Pb	Tons Pb	Zn	Tons Zn
Year	Tons	Oz Au/T	000’s	Oz Ag/T	000’s	%	000’s	%	000’s

2004	5,394	0.0096	33.7	0.32	970.8	0.14	5.0	0.37	13.1
2003	4,663	0.0156	44.1	0.21	411.2	0.02	6.4	0.44	14.7
2002	2,881	0.0156	44.9	0.24	685.6	0.17	4.9	0.47	13.5

	Year Ended December 31,

Payable Metal	2004	2003	2002

Gold (oz)	33,743	44,124	26,657
Silver (oz)	970,751	411,216	203,358
Lead (lb)	10,064,265	10,843,184	5,481,230
Zinc (lb)	26,222,805	21,792,452	15,328,392

	Year Ended December 31,

	2004	2003	2002

Total Cost/ Ore Processed	$12.37	$10.10	$19.017
Cash Operating Cost/ Oz	$418.80	$272.99	$145.44
Total Cash Cost/ Oz	$459.43	$297.53	$178.38
Total Production Cost/ Oz	$534.32	$325.89	$471.04

Description of Land, Geology, Process and Equipment
      About half of Section 8 lands are our owned fee lands. Mining claims that cover the pit are listed in table below.

Claims Covering Montana Tunnels Mine

	Mineral	Unpatented
Patented Claims	Survey	Claims

Geraldine C	9184	MF 1
P.Q.C	9184	F 14
Montana	9184	F 15
General Harris	2038	—
Black Rock No. 2	9184	—
Black Rock No. 3	8940	—
D.E.D	9184	—
Placer	258	—
Anna	8940	—
      We own or lease an aggregate of 5,023.2 acres in fee and patented lands at the Montana Tunnels Mine. The property consists of 136 wholly or partially owned patented claims (2,345.14 acres), three patented leased claims (45.19 acres) which we hold pursuant to a mining lease expiring on March 19, 2014, and 2,632.87 acres of owned fee lands. All patented claims and fee lands have been surveyed. In addition, 213 unpatented claims are maintained (4,260 acres). We estimate that 90% of the unpatented claims have been surveyed. A number of claims outside the contiguous mining claims and fee land are isolated.

      None of the Montana Tunnels Mine reserves are subject to royalties, but we do have three leased claims that contain mineralization which will be subject to a 4.5% net smelter return royalty if they are mined. The annual holding costs of Montana Tunnels Mine lands, exclusive of property taxes, total approximately $47,000 as disclosed in the table below.
      The Montana Tunnels Mine deposit is hosted in the central part of the Montana Tunnels Mine diatreme, an upward-sloping passage forced through sedimentary rock by volcanic activity. The Montana Tunnels Mine diatreme is a heterolithic breccia, characterized by a sand-size fragmented matrix of quartz latitic composition surrounding subangular to well-rounded fragments of Cretaceous Elkhorn Mountains Volcanics, Tertiary Lowland Creek Volcanics, and clasts derived from the Cretaceous Butte Quartz Monzonite pluton.
      There are two main zones of mineralization in the Montana Tunnels Mine: a central, pipe-like core of contiguous mineralization, and discontinuous zones of mineralization peripheral to the core deposit, termed fringe mineralization. The core of the deposit in plan view is oblong in shape and ranges from about 200 feet to 1000 feet in width, and from 1400 to 2000 feet in length, with a vertical extent of at least 2000 feet. The core zone strikes approximately N30 E and dips steeply (60 degrees to 80 degrees) to the northwest. Metallurgical projections are based on historical feed grade versus tails grade trends; mill throughput tonnage; ore properties relative to pit location and bench elevation; and ore blending requirements.
      The mine has three hydraulic shovels and runs fifteen 150-ton haul trucks and five 85-ton haul trucks plus additional support equipment. The beneficiation plant includes a primary and a secondary crusher. We are currently operating a 16,500-ton per day flotation plant (upgraded in 2003 and 2004) and open pit mine at Montana Tunnels. All of the equipment at Montana Tunnels is in good condition.
      Open pit mining at Montana Tunnels Mine is conducted 24 hours per day seven days per week with an equipment fleet either leased, owned or being purchased under installment notes. The Montana Tunnels Mine produces approximately 15% of its annual gold production in the form of doré, which is then further refined. The remainder of the mine’s production is in the form of concentrates: a zinc-gold concentrate and a lead-gold concentrate. The concentrates are shipped to a smelter and, after smelting charges, we are paid for the metal content. Currently, mine production averages approximately 60,000 tons per day of ore and waste, of which 16,500 tons per day of ore is shipped to the crusher. The plant uses a conventional flotation process to produce lead and zinc concentrates. Gold and silver are also recovered using a gravity circuit and refined at the plant to produce a doré.
      Flotation is a process used to concentrate the grade of the sulfide ore material to allow the economic shipment of higher grade material to a smelter. The flotation process uses chemicals that are added to the crushed and milled ore and waste slurry. The concentrate that is created rises to the surface and overflows while the waste material sinks to the bottom of a tank. The concentrate is collected and dried and then shipped to a smelter. The waste material is collected and becomes the tailing material which is deposited in the tailing impoundment at the mine site.
      Gravity concentration is a process used to separate materials that have significantly different densities. Gravity separation is especially useful with gold recovery since gold is a very dense material.
      Gold and silver doré is shipped to Johnson Matthey in Salt Lake City, Utah for further refining, and our lead and zinc concentrates are shipped to Teck Cominco Metals Ltd. in British Columbia, Canada. The smelter that we use is in reasonable proximity to our mine; if we used a different smelter, we would incur additional transportation costs.
      The Montana Tunnels Mine was idle for approximately four months in 2002, while we removed waste rock under our Phase I stripping program. Limited production resumed in October 2002, and full production on the K-Pit resumed in April 2003. Since that time, the Montana Tunnels Mine has experienced pit wall problems, that have resulted in significant changes to the mine plan, including an accelerated Phase II stripping schedule to remove 25 million tons of material that slid off the southwest pit wall. With the completion of Phase II in December 2004, the mine is expected to have a three year mine life and more typical gold production levels.

      Monitoring of the pit walls continued throughout 2004 and old monitoring instrumentation was removed to allow mining activity and three new GPS stations were re-established at the crest of the new cut in the east sector. Two new GPS monitoring stations were also installed in the vicinity of the mine operations offices. The new stations indicate minimal creep movement. The deterioration is expected to be manageable as it will occur over a relatively longer period of time than we have seen in previous laybacks in this sector because of the flatter overall slope design. The slope above the haul ramp continued its steady movement pattern, typical of the type of movement experienced in this sector in the past.
      In the upper south sector six new prism monitoring instruments were placed in the lower portion of this wall in October 2004. No discernible movement trend is evident in the monitoring instrumentation.

Model Reconciliation
      During 2004, in an effort to supply the mill with feed, larger ore zones of a lower grade were mined, most of it outside of our modeled zones. The reconciliation to the model was skewed as long as we mined large amounts of low grade outside the model to supply mill feed. This was complicated by the fact that the mill produces more gold than mine sampling can detect. Generally we mined the ounces of gold we predicted but we mined many more tons of low grade ore to produce that gold than the model predicted.
      The following table summarizes the reconciliation for the year ended December 31, 2004.

Summary of Operational Statics for the Year Ended December 31, 2004

	Tons		Ag	Pb	Zn	Au		Pb	Zn
Entity	(x 1,000)	Au opt	opt	%	%	Ozs.	Ag Ozs.	tons	tons

Model	3,084.0	0.0122	0.27	0.17	0.51	37,482	830,272	5,333	15,794
Mine	5,865.2	0.0083	0.39	0.16	0.45	48,891	2,297,815	9,404	26,440
Mill	5,385.4	0.0096	0.32	0.14	0.37	51,696	1,694,874	7,333	20,087

Mineral Reserves
      Our reserve estimates were prepared by Mine Development Associates. The following table shows the Montana Tunnels Mine reserves at December 31, 2004.

Montana Tunnels Mine Reserve Statement at December 31, 2004(1)

		Tons	Au oz	Ag oz			Ounces Au
Pit (Imperial Summary)	Classification	000’s	Au/t	Ag/t	Pb %	Zn %	000’s

L8G	Proven	15,296.6	0.016	0.175	0.207	0.560	241.7
M2	Proven
Mill Stockpile	Proven	148.8	0.009	0.255	0.187	0.514	1.4

Subtotal	Proven	15,445.4	0.016	0.176	0.207	0.560	243.1
L8G	Probable	1,048.1	0.017	0.190	0.189	0.484	18.0
M2	Probable	24,372.3	0.016	0.233	0.165	0.583	382.6

Subtotal	Probable	25,420.5	0.016	0.231	0.166	0.579	400.7
Total	Proven + Probable	40,865.8	0.016	0.210	0.172	0.541	643.8

(1)	Recovery rates are expected to be 75% for gold, 75% for silver, 85% for lead, and 85% for zinc.
      Reserves are determined utilizing an Internal Net Block Value (“INBV”) calculation with the proven and probable blocks in the model. The INBV applies all costs with the exception of mining costs against the metal value of a modeled block. If the recovered metal value from a block meets or exceeds the direct costs assigned to each ton, the block is assigned the positive dollar value and counted as ore. On average, all ore tons must be worth at least $5.46, the internal cutoff value. The INBV formula is a function of revenues for gold/silver/ lead/zinc, mill and smelting recoveries for each individual metal, less treatment charges and all site costs, with the exception of mining. For the year-end 2004 reserves, the INBV formula is based on the following metal prices:

Gold	$375/oz.
Silver	$6.00/oz.
Lead	$0.40/lb.
Zinc	$0.50/lb.
      The following table shows mill recoveries for the years ended December 31, 2004, 2003, and 2002, respectively.

Mill Recoveries	Year Ended December 31,

	2004	2003	2002
Parameter	Actual	Actual	Actual

Au	72.3%	80.9%	81.0%
Ag	71.1	75.8	70.8
Pb	85.1	86.0	85.1
Zn	84.0	83.4	86.0
Annual Mill Production (million tons)	5.394	4.695	2.881

Environmental
      In 1998, the citizens of Montana passed Initiative I-137, which banned cyanide leach processing of gold and silver. This initiative was upheld in the election of 2004. We believe Initiative I-137 will have minimal, if any, impact on our mine located in Montana. Although we use cyanide in our leaching processes, the cyanide is not used in a manner prohibited by Initiative I-137. In addition, we have a permit to utilize cyanide in our leaching process at our Diamond Hill Mine. As of the date hereof, we are not aware of any other state or local regulation that would have a material impact on our operations.
      Our current tailings dam is permitted to accommodate tailings from the 19.6 million ton combined ore reserved from Pits K and L, which are currently scheduled to be mined out in the second quarter of 2007. Further, if we receive approval from the Montana Department of Environmental Quality of our expansion plans, we plan to renew a phased lifting of our tailings dam to accommodate processing of an additional 28.7 million ore tons which would result from such expansion plans.
      The bonding requirements for the Montana Tunnels Mine were met by the following bond instruments:

	Penal Sum at Year Ended
	December 31,

Type of Bonding	2004	2003

Partially secured surety bond issued by CNA pursuant to the Term Bonding Agreement described immediately below	$15,463,466	$14,987,688
Cash bond posted directly with the State of Montana	128,697	128,697
Real estate bond posted directly with State of Montana	296,912	296,912

Total Requirement met	$15,888,955	$15,413,297

Bonding

	Penal Sum at Year Ended
	December 31,

Type of Bonding	2004	2003

Letter of Credit issued by TD Canada Trust secured by pledged deposit account	$644,650	Cdn $	489,200

Total Bonding Requirement met	$644,650	Cdn $	489,200
      Our obligations to reimburse TD Canada Trust for any drawing under the letter of credit are secured by our maintenance of an amount equal to the amount available for drawing in a deposit account pledged to TD

Canada Trust. We pay an annual letter of credit fee equal to 1% of the amount available for drawing. We earn interest on the deposit account at a rate established by TD Canada Trust from time to time.
      National Fire Insurance Company of Hartford, a unit of Continental Casualty Company (“CNA”), provides $14,987,688 of the total reclamation bonding for the Montana Tunnels Mine plan of operations at a deferred bond premium cost of $14 per $1,000 of bonding under a Term Bonding Agreement dated as of August 1, 2002.
      Bonding requirements are subject to adjustment by the State of Montana for various reasons from time to time. As noted above, the bonding requirement for the Montana Tunnels Mine increased from $15,413,297 to $15,888,955 over the course of 2004.

Drilling
      As of December 31, 2004, the Montana Tunnels Mine database contains 896 reverse circulation, rotary, core and blasthole drill holes, totaling 470,299 feet, that were drilled from the mid-1970s to the present by numerous mining and exploration companies.
      From 2002 through 2004 thirteen reverse-circulation holes for 11,000 feet were drilled as part of a larger program to increase confidence levels in the M2-Pit reserve. The drill holes were placed as mine development phases provided locations to collar specific holes. Results from both the 2002 and 2004 drilling programs were favorable, providing a higher degree of definition to the current ore reserve and established the geometric distribution of the polymetallic grade mineralization in the M pit design. The drilling continued to increase confidence level in the down dip reserve base within the hanging wall portion of the M-pit reserve below Clancy Creek. With the addition of the new drilling, the model was updated in 2004.
      Five of the most recent development holes drilled in 2004 were completed as pit development logistics provided suitable and economically practical collar sites. Additional development drilling is planned in 2005. The in-fill drilling program will consist of approximately 16 drill holes for 8,000 feet. We expect this program will achieve nominal 100’x150’ sample definition on the hanging wall portion of the “core” ore throughout the M2-Pit mineralization.
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
Black Fox Project

Overview
      On September 9, 2002, we completed the acquisition of certain real estate and related assets of the Glimmer Mine, now known as the Black Fox Project, from Exall Resources Limited and Glimmer Resources Inc. The Glimmer Mine was a former gold producer that ceased operations in May 2001 due to the low price of gold. We paid to Exall and Glimmer an aggregate purchase price consisting of $2 million in cash and an aggregate of 2,080,000 of our common shares. Pursuant to the terms of the acquisition, an additional Cdn $3 million is payable to Exall and Glimmer when Black Fox reaches commercial production (defined to mean a minimum of 30 consecutive days of production with an average of 300 tonnes per day, or more, of output).
      Following a tender procedure conducted in the third quarter 2004 AMEC, a Canadian engineering company, was awarded the contract to complete a feasibility study on Black Fox during 2005 with completion scheduled for late 2005.

      Black Fox is located near Timmins, Ontario and is our only development stage property. The Black Fox development project is located in the Larder Lake Mining District, approximately five miles east of Matheson and 40 miles east of Timmins, Ontario. Lake Abitibi is six miles northwest of the project site. The property encompasses over 1,638 acres within the Hislop and Beatty Townships. The majority of the property is private fee land.
      Black Fox sits astride the Destor-Porcupine (DF) Fault System, which is a deep break in the Precambrian rocks of the Abitibi Greenstone Belt. This fault system hosts many of the deposits in the Timmins area. The system regionally strikes east-west and dips variably to the south. Black Fox lies on the southern limb of a large scale fold on a flexure in the DF Fault where the strike changes from east-west to southeast. Folded and altered ultra mafic and mafic are the host rocks for mineralization. Gold occurs as free gold in quartz veining and stockworks in altered ultra mafics and in gold associated with pyrite in altered tholeiitic basalts.
      We purchased Black Fox as an advanced exploration project. We believe the potential for the property lies in new ore zones at depth and along strike of the Destor-Porcupine Trend. We are testing the potential of this property in several stages.
      In 2004, we focused our exploration efforts on Black Fox. The development and commercialization of the property will require three phases. The first phase, commenced in early 2003, involved a shallow drilling program to test the open pit potential by drilling 297 core holes with depths varying from 200 to 500 meters. As a result of this drilling, we identified proven and probable gold reserves at Black Fox of 457,000 ounces. Upon completion of the first phase, the second phase commenced in February 2004 with a program which required the development of the existing ramp system down to the 235 meter level and the construction of a 913 meter drift to allow drilling of the orebody from underground. During the year, 210 underground holes totaling 41,065 meters were drilled and 105 surface holes were completed, totaling another 43,284 meters. We also began the permitting process for the third phase of the project, which includes the construction phase, and anticipate that this process will require approximately two years based on a plan for combined open pit and underground mining, with on-site milling, at a capacity of 1500 metric tonnes of ore per day at an aggregate estimated cost of approximately $60.0 million.
      Mineral Reserves. The Black Fox reserves were developed by completing a pre-feasibility study of developing an open pit mine on the Black Fox property. This study did not consider underground mining as an option; this will be addressed in the 2005 feasibility study.
      Pit optimization studies were completed using the following parameters for the deposit.

•	Overburden mining cost — $1.00 per tonne of material;

•	Rock mining cost — $1.25 per tonne of material;

•	Processing cost — $9.00 per tonne ore;

•	General and Administrative cost — $3.50 per tonne ore;

•	Plant gold recovery — 96%;

•	Assume 50% of existing underground workings backfilled with material having a density of 2.0;

•	Pit Slopes — 48 degree overall in rock with ramp; 19 degree overburden.
      The result of the pit optimization study illustrates that the size of the ultimate pit does not change much between $300 and $375/oz gold prices, but does increase significantly at $400.

      Our reserve estimates were prepared by Mine Development Associates. The following chart shows the Black Fox reserves at December 31, 2004.

Black Fox Reserve Statement at December 31, 2004

	Tonnes	Grade	Ounces Au	Tonnes Waste	Strip
Classification	000’s	oz Au/t	000’s	(000’s)	Ratio

Proven	2,418.0	0.141	341.6
Probable	837.4	0.138	115.5
Total	3,255.5	0.140	457.1	60,734.5	18.66
      Waste includes 12.18 million tonnes of overburden
      Recovery of gold is expected to be approximately 97%.

Exploration
      As of December 31, 2004, we had completed a total of 398 surface diamond drill holes totaling over 125,898 meters as well as 210 underground holes totaling 41,065 meters giving a to-date total for both of 166,963 meters as shown in the table below.

Drilling at Year Ended December 31, 2004

	Holes Completed	Meters

Surface 2004	105	43,280
UG 2004	210	41,065
Total All 2004 Drilling	315	84,344
Total Surface To Date	398	125,898
Total UG To Date	210	41,065

Grand Total All Drilling	608	166,963
      Our drilling supplemented the data from the 284 surface and 720 underground drill holes drilled by the previous owners. A table of total drill holes is show below.

Black Fox Project Drill Hole Database

Company	Period	Location	Number	Meters

Noranda	1989-1994	Surface	142	27,930
Exall	1995-1999	Surface	142	21,295
Exall	1996-2001	Underground	720	62,827
Apollo	2002-2003	Surface	297	82,622
Apollo	2004	Surface	105	43,280
Apollo	2004	Underground	210	41,065

Totals			1,616	279,019
      The objectives for the 2004 surface drilling were: 1) to better define the open pit reserves, 2) to extend our resources along strike 3) to extend resources in the eastern and western extensions of the main structure, bracketing or undercutting known gold-bearing zones and 4) to explore known geophysical targets.
      In April 2004, the surface exploration drilling discovered a new orebody in the footwall of the Dester-Porcupine Fault. The discovery hole was based on the extension of an IP anomaly. There are two components to the mineralization, the quartz breccia veins and the massive sulfide mineralization (Pb, Zn, Ag). These appear to be two mineralizing events sharing the same “plumbing system.” Very good gold mineralization is evident within easy reach of our surface rigs and this will be a target for the 2005 drilling program. The system appears to be quite extensive.

Exploration Stage Properties

Huizopa
      The Huizopa Project is located in the northern part of the Sierra Madre Gold Belt in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 22 sq. km. Huizopa is located about 17 km southwest of the Dolores Project and approximately 33 km to the northeast of the Mulatos Project. Mulatos and Dolores are both multi-million ounce gold-silver deposits owned by other companies that are currently in development. Sporadic shallow underground mining limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936. The property is very remote and will be accessed initially by helicopter.
      Apollo’s initial earn-in for a 51% interest includes a payment of $125,000, issuance of 48,978 shares of Apollo’s common stock, completion of a $3.0 million exploration and drilling program over the next four years, and land payments totaling approximately $2.1 million over the next three years, with $1.7 million due in October 2007. After the initial 51% earn-in Apollo may earn an additional 10% with the completion of a feasibility study, and a further 10% if Apollo brings the project into commercial production or a net smelter return if it does not. These earn-in arrangements are currently being restructured.
      The geology is characterized by a series of parallel, low sulfidation gold-silver, quartz veins hosted by Tertiary-age volcanic rocks. Silver to gold ratios in the veins and from the material on historic mine dumps indicate the Huizopa area hosts an extensive gold-bearing hydrothermal system. Two major parallel quartz vein systems with north trending structures contain many single vein outcrops 7 to 10 meters thick suggesting a series of stacked veins. Strike lengths are over 2.0 km on the property with untested down dip potential. The stratigraphy of the Huizopa area has two sections of relatively mafic lava flows with intercalated volcaniclastics. The dominant strike azimuths of faults are 340° and 160° with dips ranging from vertical to 33°. Most of these structures, including the major faults with associated thick gouge or breccia zones, dip eastward. These east dipping faults are the faults associated with quartz veins, brecciation, and mineralization.
      Initial favorable geochemical sampling and field studies by Argonaut Mines in December 2003 were confirmed by a review of the data and a field evaluation by Apollo between February and March 2004.
      Mapping of the mining concession began in June 2004 and was substantially completed by September 2004. Results were compiled and transferred to our new topography maps and to our air photos as well as the Mexican government’s Chabacan topographical sheet which has been enlarged from 1:50,000 scale to 1:10,000. Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated. Petrographical examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation. Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.
      We also acquired a new claim that completely surrounds the old Huizopa land position and expands our land position to a total of 128 sq. km.
Other Exploration Stage Properties
      We also have several exploration stage assets including Willow Creek, Pirate Gold Prospect and the Nugget Field Prospect, each located in Nevada. We also own the Diamond Hill Mine, a shut-down mine located in Montana.

Pirate Gold Prospect
      The Pirate Gold Prospect is located approximately 30 miles south of the Florida Canyon Mine on the northern end of the Eugene Mountain range and the Mill City Mining District in Humboldt County, Nevada in T35N, R34E, Section 2l and T35N, R35E, Section 18. The prospect consists of 43 unpatented mining claims and shares many similar attributes with our Florida Canyon Mine, with the most prominent being amounts of visible gold. Intersecting faults and dikes have allowed the formation of very high-grade ore shoots.

      The claim block is made up of interbedded phyllite, limestone and sandstone of the Triassic to Jurassic age Auld Lang Syne group. Bedding generally strikes northeast, with dips being variable. Quaternary alluvium covers most of the flat areas and the valley. High angle northeast and northwest trending faults transect the project area. In the southern part of the Eugene Mountains, near the Stank Mine, the Stank Fault occurs. It strikes northwest and is reported to dip at approximately 45 degrees to the southwest in underground exposures. It has been interpreted as being a thrust fault.
      Gold occurs in veins that range in width from one to 20 feet. The gangue, or base rock in which the gold is found, is quartz and calcite, with multiple stages of mineralization being visible.
      There has been previous production at Pirate. Four tunnels access several small ore shoots. A small amount of development waste rock exists in the dump of the lower adit. It appears that nearly all of the material mined in the upper three adits was direct shipping ore, as virtually no waste dump material exists. The upper adits access a stope which daylights to the surface. This stope is estimated to have an average width of 15 feet and to be 50 feet in both height and length. This would indicate that approximately 2,700 tons of high-grade material was removed. Abundant visible gold can still be panned from ore material remaining on the stope wall. It is estimated that this material would grade multiple ounces of gold per ton. There are a series of other similar stopes that have been mined but are not currently accessible. A second high-grade vein was exposed in a bulldozer cut, located approximately 500 feet east of the adits. This second vein indicates the likelihood of a series of subparallel mineralized veins in this area. Substantial specimens of free gold (gold nuggets found on the ground) from this site have been recovered by predecessor owners. Visible gold was also present in the upper portions of some of the larger mines near this property.
      We believe that the high-grade veins seen on the surface may be an indication of a much larger system at depth. The rocks exposed on the surface are phyllites. The phyllites could form bulk tonnage gold deposits if they were first silicified and then shattered. A low-angle intrusive would make an effective cap to the mineralizing fluids. Over-pressuring of the system and subsequent breakage of the cap would cause wide spread silicification and gold mineralization of the phyllites. Repeated brecciation, boiling and rehealing of the cap would form a large high-grade deposit. We believe the high-grade veins at the surface would only be indications of the feeding structures at depth.
Nugget Field Prospect
      Nugget Field is located in Nevada approximately 30 miles southwest of the Pirate Gold Prospect, on the east side of the Majuba Mountains, within the Antelope Mining District. Thirty-two unpatented lode mining claims have been located in T32N, R32E, Section 18.
      The rocks surrounding the Nugget Field are principally Triassic age slates and phyllites. Faults trending northeast and northwest have been documented to offset the sediments. Pre-tertiary age dacite and diorite dikes and sills have intruded the area. The project area is mostly covered by quaternary alluvium. The alluvium has been the host for abundant placer gold.
      The gold that has been historically recovered often still shows crystals and other delicate textures. It is apparent that the gold has traveled very little, if at all. The claim block lies on a paleo-shoreline of ancient Lake Lahontan in the Great Basin, Nevada, which was once a large body of water but is now nearly dried up. The gold was probably weathered from portions of the underlying rocks and deposited nearby.
Willow Creek Prospect
      Willow Creek is located in the east range of Pershing County, Nevada. In 2003, two and one-half square miles were staked at Willow Creek in the East Range in Pershing County, Nevada, including the E1/2 of Section 10, Section 14 and Section 11, T31N, R36W. In 2004 we acquired the SW1/4 of Section 11, T31N, R36W containing the Wadley Mine giving us 2 3/4 square miles of mineral rights in the Willow Creek Mining District.

      Willow Creek is underlain by thrust-faulted (Willow Creek Thrust) early Paleozoic sedimentary rocks which have been intruded by mid-Mesozoic granodiorite. All units have been cut by late Tertiary diabase sills and dikes.
      Gold was discovered in the District in the 1860’s. Rich placers were extensively worked from 1938 to 1964 downstream from the Wadley Mine. Production from the Wadley Mine was reported as very high grade (1 ounce of gold per pound) from thin veins associated with the Willow Creek Thrust. Historical production from Willow Creek is estimated at anywhere from 2,832 ounces of gold to as high as 10,000 ounces of gold.
      On the property, strong northeast trending faults can be seen intersecting strong north trending faults, one of which cuts through the Wadley Mine and continues south through Sections 14 and 24. These intersections projected down to the more favorable Comus Formation host rocks at depth and are our principal exploration targets. There is a large window into the lower plate Comus Formation on our property indicating Comus at depth. The Comus is intruded by a small plug of dacite porphyry with associated northeast trending dikes. The Comus limestones are black and sooty with carbon. Small amounts of quartz/limonite stockwork veining were evident and we believe this an excellent host rock.
      Geologic mapping, sampling and target definition is planned for late in 2005 for this new exploration project.
Diamond Hill
      Diamond Hill is an underground gold mine and is located approximately 28 miles southeast of Helena, Montana, in Broadwater County and on the east flank of the Elkhorn Mountains, within the Hassel Mining District. Diamond Hill was in production from 1996 to 2000 when operations ceased. During that period, 775,000 tons of ore were mined at an average grade of 0.233 ounces of gold per ton.
      Diamond Hill covers over 2,590 acres of patented and unpatented claims. We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty. We also have 50% ownership of four additional patented claims, which are peripheral to the main land package. As of December 31, 2004, we hold 103 unpatented claims and lease 19 unpatented claims. The current mine permit covers 270 acres with most of the disturbance within a 27-acre area.
      The Diamond Hill orebodies and mine workings are in solid unfractured rock and accordingly are amenable to low cost sublevel open stoping methods. Ore was transported to the Montana Tunnels mill facility by truck where it was processed in a separate circuit designed for Diamond Hill ore. Most of the gold was recovered into a high grade pyrite concentrate and sold to Japanese smelters.
      The deposit is classed as a skarn hosted sulfide deposit where the predominant ore mineralogy is gold associated with pyrite and lesser other metal sulfides. The bonding requirements for Diamond Hill total about $623,000.

ITEM 3.	LEGAL PROCEEDINGS
      We are not currently subject to any material pending legal proceedings. We are, however, engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II — OTHER INFORMATION

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common shares are listed on the American Stock Exchange under the trading symbol “APG” and on the Toronto Stock Exchange under the trading symbol “AGT.” As of March 2, 2005, 95,173,120 common shares were outstanding, and we had 1,650 shareholders of record. On March 2, 2005, the closing price per share for our common shares as reported by the American Stock Exchange was $0.63 and as reported by the Toronto Stock Exchange was Cdn$0.76.
      The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	American Stock		Toronto Stock
	Exchange(1)		Exchange(2)

	High	Low	High	Low

	($)		(Cdn$)
2004
First Quarter	$2.61	$1.80	$3.30	$2.40
Second Quarter	2.11	1.25	2.76	1.72
Third Quarter	1.41	0.54	1.85	0.67
Fourth Quarter	1.05	0.60	1.25	0.72
2003
First Quarter	—	—	4.20	2.81
Second Quarter	—	—	3.45	2.25
Third Quarter	1.97	1.58	2.73	2.20
Fourth Quarter	2.64	1.40	3.42	1.85

(1)	On August 26, 2003, our shares were listed on the American Stock Exchange.
      We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.
RECENT SALES OF UNREGISTERED SECURITIES
      In the second quarter of 2004, we issued 48,978 shares to a joint venture partner in connection with agreements regarding the Huizopa exploration property. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation (formerly Pursuit) as of December 31, 2004, 2003, 2002, 2001 and 2000, derived from our audited financial statements. The financial information for the year ended December 31, 2002 differs significantly from the financial information for prior years as a result of the June 2002 acquisition of Nevoro. Financial information for 2001 and prior years is the historical financial information of Pursuit. On June 25, 2002, Pursuit acquired Nevoro and its wholly-owned subsidiary Apollo Gold, Inc.; accordingly, the statement of operations of the Company for the year ended December 31, 2002, includes the results of Pursuit for the year ended December 31, 2002, and Nevoro for the period from June 25, 2002 through December 31, 2002. Subsequent to June 25, 2002, substantially all of the gold mining and exploration business conducted by the Company consists of the gold mining and exploration operations of Apollo Gold. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

	Years Ended December 31,
	($ US dollars in thousands, except share data)

	2004	2003	2002	2001	2000

Statements of Operations Data — Cdn GAAP
Revenue on sales of minerals	64,741	66,841	20,410	—	—
Direct Operating Expenses	65,845	55,684	15,726	—	—
Depreciation and Amortization	5,221	4,997	3,488	—	38
Exploration and Development	1,051	2,117	451	94	116
Operating Loss	(17,325)	(3,162)	(3,435)	(533)	(802)
Net Loss	(18,189)	(2,186)	(3,051)	(454)	(420)
Net Loss per share, basic and diluted	(0.23)	(0.04)	(0.16)	(0.54)	(0.50)
Weighted Average number of shares outstanding	78,716,042	54,536,679	19,297,668	834,124	832,253
Balance Sheet Data — Cdn GAAP
Total Assets	134,486	120,610	78,490	112	625
Total Shareholders equity	84,072	81,890	41,814	(28)	441

Summary of Financial Condition

	Years Ended December 31,
	($ US dollars in thousands, except share data)

	2004	2003	2002	2001	2000

Statements of Operations Data — U.S. GAAP
Revenue on sales of minerals	68,761	66,841	20,410	—	—
Direct Operating Expenses	65,304	55,596	15,726	—	—
Depreciation and Amortization	4,526	5,084	3,488	—	38
Exploration and Development	11,456	5,760	451	94	116
Operating Loss	(26,653)	(8,543)	(20,323)	(587)	(802)
Net Loss	(25,125)	(10,424)	(42,879)	(508)	(366)
Net Loss per share, basic and diluted	(0.32)	(0.19)	(2.22)	(0.61)	(0.44)
Weighted Average number of shares outstanding	78,716,042	54,536,679	19,297,668	834,124	832,253
Balance Sheet Data — U.S. GAAP
Total Assets	106,401	102,684	64,206	58	679
Total Shareholders equity	53,666	58,604	25,207	(82)	495

Summary Operational Statistics

	Year Ended December 31,

	2004	2003	2002

Production Summary
Gold ounces	106,825	145,935	62,699
Silver ounces	1,031,156	471,241	275,925
Lead pounds	10,064,265	10,843,184	5,481,230
Zinc pounds	26,222,805	21,792,452	15,328,392
Cash Cost Per Ounce
Cash Operating Cost/oz	$372.09	$275.14	$232.87
Total Cash Cost/oz	$392.58	$288.91	$256.46
Total Production Cost/oz	$440.40	$324.95	$312.09
      The cash operating, total cash and total production costs are non-GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers.
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
      See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of these non-GAAP measures to our Statements of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). For a reconciliation to accounting principles generally accepted in the United States (US GAAP), see Note 20 to the attached consolidated financial statements. Unless stated otherwise, all dollar amounts are reported as United States dollars.
      In this Form 10-K, the terms “cash operating cost” and “total cash cost” are used on a per ounce of gold basis. Cash operating cost per ounce is equivalent to direct operating costs expense for the period as found on the Consolidated Statements of Operations, less mining taxes and by-product credits payable for silver, lead, and zinc divided by the number of ounces of gold sold during the period. Total cash cost per ounce is equivalent to mining operations expense for the period, less by-product credits, plus royalty expenses and mining and property taxes, divided by the number of ounces of gold sold during the period. The term “total production costs” is total cash costs plus depreciation and amortization.

Reconciliation of Cash Operating and Total Production Costs Per Ounce

	Year Ended December 31,

	2004	2003	2002*

	($ in thousands)
Gold Ounces Sold	106,825	145,935	62,699
Direct Operating Costs	65,845	55,684	15,726
Less: Mining and Property Taxes	1,521	2,008	971
By-Product Credits	24,576	14,315	154
Cash Operating Cost	39,748	39,361	14,601
Cash Operating Cost per Ounce	372	275	233
Cash Operating Cost
Add: Mining and Property Taxes	1,521	2,008	971
Royalty Expense	669	898	508
Total Cash Costs	41,938	42,267	16,080
Total Cash Cost per Ounce	393	289	256
Total Cash Costs
Add: Depreciation & Amortization (operations only)	5,221	4,997	3,488
Total Production Costs	47,159	47,264	19,568
Total Production Costs per Ounce	440	325	312

*	2002 year of Apollo purchase, sales and costs prorated for the year.
      We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with Canadian and US GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian and US GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly title measures of other companies.
OVERVIEW
      We are principally engaged in the exploration, development and mining of gold. We own and operate the Florida Canyon Mine, a low grade heap leach gold mine located southwest of Winnemucca, Nevada; the Standard Mine, also a low grade heap leach gold operation, located 5 miles south of Florida Canyon; the Montana Tunnels Mine, a gold, silver, lead and zinc open pit mine, located near Helena, Montana; and the

Black Fox development property, located east of Timmins, Ontario, Canada. We own or have rights to several exploration properties in Mexico and Nevada.
      In 2004, gold production of 106,825 ounces was lower than expected and total cash costs of $393 per ounce were higher than expected in a transition year for Apollo Gold.
      During 2004 Montana Tunnels completed a 25 million ton stripping program resulting from a 2002 pit wall failure, to gain access to the ore body. As a result, the ore processed in 2005 was below reserve grades and also of a lower grade than anticipated, thus reducing production. This coupled with increased oil and steel prices resulted in higher than anticipated total cash costs per ounce of gold. Capital expenditure at the mine was $17.0 million of which $12.8 million was on the capital stripping program.
      Florida Canyon experienced highwall stability problems in its Switchback pit which required changes to the mine plan. This, together with higher oil prices, and slower than anticipated recovery of gold from the 300-foot high leach pad led to the decision to reduce mining activity and curtail the crushing operation, therefore placing only run of mine ore on the leach pad. All of the above resulted in gold production shortfalls along with a higher cost per ounce of gold. On March 1, 2005, all mining activity ceased, however, gold production will continue from the pad as part of the leaching process.
      We completed construction of the Standard Mine in 2004, with the first gold pour in December of 2004.
      At Black Fox, we drilled 210 underground holes totaling 41,065 meters and 105 surface holes totaling 43,284 meters in 2004, bringing total drilling conducted by Apollo to over 160,000 meters. We also commenced permitting and a feasibility study which would be based on a plan for a combined open pit and underground mine, with an on-site mill, with a capacity of approximately 1,500 tonnes of ore per day. We expect that this study will be completed in late 2005.
BUSINESS STRATEGY AND DEVELOPMENT
2005 Forecasted Highlights:
      We expect to produce from 122,000 to 151,000 ounces in 2005, at a total cash cost per ounce ranging from $325 to $365 which includes approximately $80 per ounce of charges related to deferred stripping at Montana Tunnels Mine and leach pad inventory changes at Florida Canyon.
      At Montana Tunnels Mine, the permitting process has started on the next pit expansion with an application filed with the Montana Department of Environmental Quality, with the required permits expected to be received in 2006. In 2005, we expect to mine and process ores from the main part of the ore body and to produce between 65,000 and 75,000 ounces of gold with silver, lead and zinc by-products.
      Florida Canyon has ceased mining, but is expected to continue to produce between 27,000 and 36,000 ounces of gold in 2005. We expect to decide during 2005 whether to build the designed and permitted pad expansion and resume mining operations.
      The Standard Mine, which poured its first ounce of gold in late December 2004, is expected to reach commercial production starting in the second quarter of 2005, achieving an estimated 30,000 to 40,000 ounces of gold in 2005. Production should ramp up during the year as the leach pad area available for leaching increases following the completion of the initial placing of a layer of crushed ore from the Standard Mine open pit on the pad. The gold recovery process from the Standard Mine carbon cells will be carried out at the Florida Canyon facility where the gold/silver dore is produced.
      The Company expects to continue drilling at Black Fox and to complete the feasibility study in late 2005, at costs ranging from $6 million to $8 million depending on the drilling results.
      Apollo’s main exploration focus in 2005 is to begin the drilling program at the Huizopa project in Sonora, Mexico.

APOLLO GOLD CORPORATION
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Our revenues for the year ended December 31, 2004 were $64.7 million, derived primarily from the sale of 106,825 ounces of gold. This compares to $66.8 million derived primarily from the sale of 145,935 ounces of gold for the year ended December 31, 2003. The average price received for gold for the years ended December 31, 2004 and 2003 was $376 and $360 per ounce, respectively. Our revenues for silver, zinc and lead for the year ended December 31, 2004 were $24.6 million, compared to $14.3 million during 2003. Revenues in 2004 were flat compared to 2003 as lower production more than offset higher metals prices. Lower milling grades at Montana Tunnels and shortfalls in leach ore delivered to the pad at Florida Canyon were the main factors in reduced production.
      Sales of minerals from our Florida Canyon Mine accounted for approximately 41% of our revenues for the year ended December 31, 2004, with the remaining 59% of revenues derived from sales of minerals from our Montana Tunnels Mine. In the year ended December 31 2004, we received approximately 62% of our revenue from sales of gold and 38% from sales of silver, zinc and lead compared to 79% from the sales of gold and 21% from the sales of silver, zinc and lead for 2003.
      Our revenues for 2004 were impacted by mixed performances from our mine operations. As stated above, lower milling grades at our Montana property reduced our gold and total metal production. The stripping project was completed in December, 2004 and the mine will be in the primary ore zones in 2005. Our gold production was 33,743 ounces at the Montana Tunnels Mine for 2004. This compares to 55,906 ounces in 2003. During the year of 2004, the Company spent over $1.4 million on process plant upgrades to increase throughput to 16,500 tons per day. During the fourth quarter of 2004, the mill operated at 17,500 tons per day.
      During 2004, approximately 23.4 million waste tons were moved at Montana Tunnels. To accommodate this, $12.8 million in deferred mining costs were capitalized. We expect to produce approximately 65,000 to 75,000 ounces of gold per year together with the associated silver, lead, and zinc by-products.
      At Florida Canyon, we produced 73,082 ounces of gold for the year ended December 31, 2004, as compared to 101,811 ounces of gold for 2003. Gold production was less than anticipated due to the curtailment of mining activities in August of 2004. This reduction was the result of lower than expected ore grades, and higher than anticipated strip ratio (the strip ratio was 2.2:1 in 2004 compared to an average of 1.1:1 in previous periods) caused by wall movement in the Switchback pit. We therefore moved our mining activity to the lower grade Central pit for 2004. The result was that crusher tonnage was reduced from an anticipated 5.3 million tons to 3.2 million tons and ounces delivered to the pad were 102,000 ounces instead of 133,000 ounces. In March 2005, we ceased mining activity at Florida Canyon but continue active leaching of the existing heap. We are currently projecting production rates of 27,000 to 36,000 ounces of gold in 2005 for Florida Canyon Mine. We expect to decide later in 2005 whether to build the designed and permitted leach pad expansion and recommence mining operations.
      We anticipate commencing commercial production at the Standard Mine in 2005. Permits were received and the mine and associated facilities were substantially complete by the end of 2004. The first gold pour of 184 ounces was in the last week of December. For the first quarter of 2005 we expect to ramp up the placement of run of mine ore on the pad and expand the active leaching area with the goal of achieving commercial production in the second quarter of the year.
      We expect the Montana Tunnels Mine, the Florida Canyon Mine and Standard Mine collectively to produce approximately 122,000 to 151,000 ounces of gold in 2005.
      Our direct operating costs were $65.8 million and $55.7 million for the years ended December 31, 2004 and 2003, respectively. These amounts include mining and processing costs. The higher direct operating costs in 2004 reflect longer hauls at Florida Canyon, higher fuel and commodity prices and a full operating year at Montana Tunnels. The high fuel prices peaked at $1.45 per gallon during the year. We intend to reduce our direct operating costs in 2005, focusing on cost reductions and operating efficiencies at our mines. As of

December 31, 2004, our scheduled commitments include our capital and operating leases which will total approximately $3.1 million in 2005. We incurred depreciation and amortization expenses of approximately $5.2 million for the year ended December 31, 2004, as compared to $5.0 million for 2003. In the fall of 2004, we completed an update of our reclamation plan. This increased our scheduled reclamation costs by $1.1 million to a total of $40.5 million.
      We incurred approximately $7.1 million and $4.7 million in general and administrative expenses for the years ended December 31, 2004 and 2003, respectively. General and administrative expenses for the year ended December 31, 2004 consisted of increased legal and accounting expenses, incurred in connection with our financing transactions, exchange listing fees and the cost of our Sarbanes Oxley effort for the year. The Section 404 project is the result of federal legislation passed in 2002 mandating that public companies document and test their internal control systems. The total cost for this effort will approximate $1.0 million for the year.
      In the year ended December 31, 2004, we also incurred share-based compensation of $767,000 resulting from the issuance of stock options to our employees. This compares to $376,000 in 2003.
      In the year ended December 31, 2004, we accrued accretion expense of $1.4 million, relating to accrued site closure costs at our Florida Canyon and Montana Tunnels Mines. Accrued site closure costs were increased by $3.4 million, representing our estimated fair value of the increase in our site closure and reclamation costs following the receipt of a third party report in the fourth quarter of 2004. We incurred $669,000 in royalty expenses for the year ended December 31, 2004, as compared to $898,000 during 2003. These amounts are attributable to royalties on production from our Florida Canyon Mine.
      The cost of exploration, consisting of drilling and related expenses at our exploration properties, totaled $1.1 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively. Costs incurred at Black Fox and Standard for development were capitalized.
      As a result of these expense components, our operating expenses totaled approximately $82.1 million for the year ended December 31, 2004, as compared to $70.0 million for 2003. The difference is the result of higher costs of operations at the mining properties and higher administrative costs due to share financings and Section 404 compliance.
      We realized interest income of $313,000 during the year ended December 31, 2004. We incurred interest expense of $468,000 in 2004, primarily for equipment leases and bridge loans. We realized interest income of $213,000 in the year ended December 31, 2003 and incurred net interest expense of $544,000 during 2003.
      We realized foreign exchange losses of $0.7 million and gains of $1.3 million during each of the years ended 2004 and 2003, from cash balances not held in United States dollars.
      The Company incorrectly accounted for the commodity contracts with Standard Bank London Limited as hedges during each of the quarters ended March 31, June 30, and September 30, 2004. Quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts. Under Canadian GAAP a freestanding derivative financial instrument that gives rise to a financial asset or financial liability that does not qualify for hedge accounting under CICA Accounting Guideline 13, Hedging Relationships (“AcG-13”) should be recognized in the balance sheet and measured at fair value, with changes in fair value recognized currently in income. The Company adopted AcG-13 as of January 1, 2004. The previously reported and restated information is disclosed below:

	Quarter 1		Quarter 2		Quarter 3

	As Reported	Restated	As Reported	Restated	As Reported	Restated

Statement of Operations
Revenue	$20,079	$19,979	$13,105	$13,276	$12,720	$12,350
Realized and unrealized (loss) gain on commodity contracts	—	(523)	—	1,685	—	(646)
Net loss	(993)	(1,616)	(6,928)	(5,072)	(6,116)	(7,132)
Deficit	(52,981)	(53,604)	(59,909)	(58,053)	(66,025)	(67,041)
Basic and diluted loss per share	(0.01)	(0.02)	(0.09)	(0.06)	(0.08)	(0.09)
Balance Sheet
Deferred loss on commodity contracts	—	4,355	—	3,350	—	2,345
Accounts payable	5,420	5,200	5,313	5,238	9,959	9,959
Unrealized loss on commodity contracts	—	5,198	—	2,192	—	2,128
      Because of the transition year in mining, the company ended the year far short of expected revenues. The operations spent a total of $8.1 million less than expected but this was not enough to cover the ounce production shortfall and therefore the shortfall in total revenues. This led to a Total cash costs per ounce of gold of $392.58 and a total production costs of $440.40, both approximately $100 higher than what was planned.
      Based on these factors, we incurred a loss of approximately $18.2 million, or $0.23 per share, for the year ended December 31, 2004, as compared to a loss of approximately $2.2 million, or $0.04 per share, for the year ended December 31, 2003.
Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      The results of operations of the Company for the year ended December 31, 2002 includes the results of operations of Pursuit for the year ended December 31, 2002, and Nevoro for the period from June 25, 2002 through September 30, 2002.
      Our revenues for the year ended December 31, 2003 were $66.8 million, derived primarily from the sale of 145,935 ounces of gold. This compares to $20.4 million derived primarily from the sale of 62,699 ounces of gold for the year ended December 31, 2002. The average price received for gold for the years ended December 31, 2003 and 2002 was $360 and $326 per ounce, respectively. Our revenues for silver, zinc and lead for the year ended December 31, 2003 were $14.3 million, compared to $154,000 during 2002. The growth in revenue in 2003 was due in part to an increase in mining activity in that year. For the first six months of 2002, Pursuit was primarily engaged in seeking joint venture partners for its existing operations and in negotiating the terms of its acquisition of Nevoro; therefore, mining activity was minimal during the period. In addition, during the three months ended December 31, 2002, the mill at the Montana Tunnels Mine was placed on a care and maintenance basis. The only revenues for this period came from the Florida Canyon Mine.
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

      Our revenues for 2003 were impacted by mixed performances from our mine operations. Our primary goal of bringing the Montana Tunnels Mine back into production was completed during the first quarter of 2003; however, wall slippage at the mine and problems with our crusher installation limited our gold production to 55,906 ounces for 2003. This limited production still constituted an increase over the 26,657 ounces produced in 2002. In August 2003, we completed the installation of our new crusher at the Montana Tunnels Mine at a cost of $1.5 million, which led to increased production capacity.
      Once the stripping process is complete, we expect to produce approximately 65,000 ounces of gold per year together with the associated silver, lead, and zinc by-products.
      At Florida Canyon, we produced 101,811 ounces of gold for the year ended December 31, 2003, as compared to 121,516 ounces of gold for 2002, due to lower than expected ore grades in 2003.
      Our direct operating costs were $55.7 million and $15.8 million for the years ended December 31, 2003 and 2002, respectively. These amounts include mining and processing costs. The lower direct operating costs in 2002 reflect the operating cost of AGI after June 25, 2002. As of December 31, 2003, our scheduled commitments include only our operating leases, with minimum lease payments of $160,000 in 2004. We incurred depreciation and amortization expenses of approximately $5.0 million for the year ended December 31, 2003, as compared to $3.5 million for 2002. The difference is due to Pursuit’s limited operations in 2002, focusing upon the Nevoro acquisition for the first six months of that year.
      We incurred $4.7 million and $2.3 million in general and administrative expenses for 2003 and 2002, respectively. General and administrative expenses for 2003 consisted of increased legal and accounting expenses incurred in the preparation of registration statements and private placement documentation for our common stock and increased investor relations costs, including exchange listing fees. In 2002, general and administrative expenses consisted primarily of legal and accounting expenses relating to the Plan of Arrangement, salaries and accounting expenses for maintaining Pursuit as a publicly traded company in Canada for the first six months of the year, organization costs and maintenance of a Denver corporate office (approximately $2.3 million).
      During 2003, we also incurred share-based compensation of approximately $376,000, resulting from the issuance of stock in lieu of certain cash compensation.
      In the years ended December 31, 2003 and 2002, we accrued accretion expense of approximately $1.3 million and $0.8 million, respectively, relating to accrued site closure costs at our Florida Canyon and Montana Tunnels Mines. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs. We incurred $0.9 million in royalty expenses for the year ended December 31, 2003, as compared to $0.5 million during 2002. These amounts are attributable to royalties on production from our Florida Canyon Mine.
      Our expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $2.1 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively. Given that Pursuit was focused upon the Nevoro acquisition in the first six months of 2002, it did not incur exploration or development costs during that period.
      As a result of these expense components, our operating expenses totaled approximately $70 million for the year ended December 31, 2003, as compared to approximately $23.9 million for 2002. The difference is the result of Pursuit having limited operations in 2002 and that it was focused upon the Nevoro acquisition for the first six months of 2002.
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

Summary of Quarterly Results (Unaudited)

	2004 Quarter Ended In				2003 Quarter Ended In

	Dec(1)	Sept(2)	June(3)	March(4)	Dec(5)	Sept(6)	June(7)	March(8)

Revenue from the sale of minerals	$19,136	$12,350	$13,276	$19,979	20,816	$20,098	$17,111	$8,816
Operating Income (Loss)	(3,582)	(6,337)	(6,463)	(943)	(593)	639	(2,048)	(1,160)
Net Income (Loss) for the period	(4,369)	(7,132)	(5,072)	(1,616)	270	383	(2,067)	(772)
Net Income (Loss) per share basic and diluted	(0.06)	(0.09)	(0.06)	(0.02)	0.01	0.01	(0.04)	(0.02)
Gold production — Florida Canyon	17,443	14,820	18,442	22,387	23,863	26,158	26,733	25,057
Gold production — Montana Tunnels	12,090	4,967	5,903	10,783	14,469	16,537	13,118	-0-
Total gold production	29,533	19,787	24,345	33,170	38,332	42,695	39,852	25,057
Total cash cost per ounce — Florida Canyon	$387	$406	$362	$314	$325	$285	$275	$246
Total cash cost per ounce — Montana Tunnels	$333	$640	$899	$278	$338	$292	$343	-0-
Total cash cost per ounce	$365	$465	$492	$302	$330	$288	$299	$246

(1)	Operating Costs were higher by approximately $4 million due to the reduction of deferred stripping capitalization and inventory reductions. Milling throughput at Montana Tunnels was 17,500 tons per day.

(2)	The mining at Florida Canyon was reduced to one crew and efforts to draw down the leach pad inventory commenced. Montana Tunnels Mine continued to operate in the transition zone between mineralization and the actual ore reserve.

(3)	The Florida Canyon mine grades continued to be 33% lower than expected. The ounces from the leach pad were coming out at a slow rate and requiring more cyanide and lime to extract them. Milling capacity increased to 15,000 tons per day.

(4)	Costs continued to rise as mining moved from the Switchback pit at Florida Canyon to the lower grade Central and Main pits. Lower direct operating costs were offset by higher corporate costs related to financing and Section 404 compliance efforts.

(5)	The second consecutive quarter of positive earnings was achieved. Higher unit costs at Florida Canyon were evidenced by long haul profiles and lower ore grades. Montana Tunnels Mine began to operate in the transitional mineralized zones at the fringes of the pit parameter.

(6)	Additional trucks were added to Florida Canyon to make up for longer hauling profiles. Optimum production at Montana Tunnels Mine was still not achieved.

(7)	Montana Tunnels Mine commenced commercial production. However east wall problems continued to hamper production causing fewer ounces produced at a higher total cost. Lower overall ore grades at Florida Canyon caused a production shortfall of approximately 5,000 ounces.

(8)	The Montana Tunnels Mine operation was in development and 6.5 million tons of waste was moved.
Financial Condition and Liquidity
      To date, we have funded our operations primarily through issuances of debt and equity securities and cash flow from operations. At December 31, 2004, we had cash of $6.9 million, compared to cash and short-term investments of $31.7 million at December 31, 2003. The decrease in cash from December 31, 2003 is primarily the result of operating losses of $7.7 million and capital expenditures of $34.2 million. This was offset by funds by financing activities of $19.6 million and the addition of $2.5 million in restricted deposits.

      In 2004 investing activities amounted to $30.9 million and capital expenditures were $34.2 million. The major uses of cash were for the Black Fox project ($10.7 million), the construction of the Standard Mine ($10.6 million), and additions to deferred stripping costs at Montana Tunnels Mine (approximately $12.8 million). In other investing activities, short term investments totaled $5.9 million and the investment in a restricted certificate of deposit was approximately $2.5 million.
      Approximately $0.52 million of our cash available at December 31, 2004 has been allocated to be spent pursuant to the terms and conditions of a Cdn $0.75 million private placement of “flow-through” common shares (as defined in sub-section 66(15) of the Income Tax Act (Canada)) conducted in November 2002. Flow through funding is a Canadian tax program that allows investors to purchase tax credits as qualifying exploration expenditures.
      We terminated our loan agreement with the Standard Bank of London in June of 2004, however the total transaction will not be completed until we deliver the final 8,000 ounces of gold into the “straddle position.” We expect to deliver 4,000 ounces of gold per month through April 2005.
      During the year ended December 31, 2004, financing activities provided $19.6 million in cash, primarily from proceeds of $8.0 million from our December share issuance, $8.9 million from the exercise of warrants and options in 2004, $7.5 million from the convertible debenture issuance in November and proceeds of $0.5 million from a December flow through financing. During 2004, $4.1 million in equipment leases were paid off as well as the $3.0 million bridge loan from October.
      On November 4, 2004 we completed a $10.5 million secured debenture offering consisting of $8.76 million special notes (“Special Notes”) and $1.74 million special warrants. Each $1,000 principal amount of the Special Notes is convertible into: (i) $1,000 principal amount 12% secured convertible debenture, each debenture bears interest at 12% per annum payable quarterly in arrears with a term of three years and is convertible into one share of our common stock at $0.75 per share; and (ii) 600 share purchase warrants, each warrant entitling the purchase of one share of our common stock for three years at a price of $0.80 per share.
      On December 31, 2004, we completed an equity offering (private placement) of 8,299,999 units at a price of $0.75. This offering was comprised of units with each unit being one common share of our common stock and 0.75 warrants (6,244,999 warrants).
      We expect positive cash flows from operations in 2005 of $9.8 million. This is after capital expenditures of $1.7 million at the Standard Mine and $1.3 million at Montana Tunnels. We also expect to spend $1.3 million on exploration, mainly on the Huizopa Project. A 2005 budget of $5.8 million is projected for Black Fox. We expect to raise flow through funds to cover some of this expenditure.
      We had $6.9 million in cash and cash equivalents at December 31, 2004. In January 2005, a net $2.9 million was received from the over allotment of our December 2004 equity raising. We intend to raise flow through financing to fund a portion of our Canadian exploration. We expect that these funds, together with internally generated funds, will be sufficient to fund our 2005 corporate overhead, planned capital expenditures of $8.7 million, planned $1.3 million in exploration expenditures and principal lease payments of $2.8 million.

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

Table of Contractual Obligations

	Payment Due by Period

		Less
Contractual Obligations		Than	1-3	3-5	More than
(as of December 31, 2004)	Total	1 Year	Years	Years	5 Years

	(Thousands)
Long term debt (Convertible Debenture)	$8,756	$—	$8,756	$—	$—
Capital lease obligations	704	444	260	—	—
Operating lease obligations	672	295	348	29	—
Purchase obligations	3,632	2,833	674	125	—
Other long term liabilities reflected on the balance sheet under GAAP	—	—	—	—	—
Off Balance Sheet Arrangements
      We have a contingent liability at our Black Fox property in the form of a pre-production royalty payment. This payment is Cdn $3.0 million and it is part of the original purchase price of the property. The payment is due once the mine reaches commercial production. It is payable to the original owners of the property.
      We also have a responsibility to expend $3.0 million in exploration related costs and pay $2.2 million in land payments at Huizopa in order to reach our earn in maximum amount of 51% during the next three and one-half years. However, we have the option, in our sole discretion, to drop the property at any point during this time period.
Environmental Compliance
      Our current and future exploration and development activities, as well as our future mining and processing operations, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of environmental compliance consistent with regulatory requirements.
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
      Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Deferred Stripping Costs
      In general, mining costs are charged to cost of sales as incurred. However, certain mining costs associated with open-pit deposits that have diverse grades and waste-to-ore ton ratios over the mine life are deferred and amortized. These mining costs are incurred on mining activities that are normally associated with the removal of waste rock at open-pit mines and which is commonly referred to as “deferred stripping.” Amortization of amounts deferred is based on a stripping ratio, calculated as estimated total waste mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves (under US GAAP, only proven and probable resources are used). This ratio is used to calculate the current period production cost charged against earnings by multiplying the stripping ratio times the reserves mined during the period. The application of the accounting for deferred stripping costs and the resulting differences in timing between costs capitalized and amortization generally results in an asset on the balance sheet (capitalized mining costs), although it is possible that a liability could arise if amortization exceeds costs capitalized.
      The amortization of these capitalized costs is reflected in the income statement in a pro-rata manner over the remaining life of the open-pit mine operations so that no unamortized balance remains at mine closure. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.
Depreciation and Depletion
      Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. The units-of-production method under Canadian GAAP is based on proven and probable ore reserves and a portion of resources expected to be converted to reserves based on past results. As discussed above, our estimates of proven and probable ore reserves and resources may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization.
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
      When the ore is delivered to the leach pad it is sprinkled with a dilute solution containing cyanide and lime. This solution seeps through the leach pile until it reaches the plastic liner at the bottom. This process is aided by drainage systems (pipes and trenches) throughout the leach pad. From the liner the gold bearing solution is captured in a pond and pumped to a series of tanks containing granular activated carbon, where the gold is absorbed onto the carbon’s porous surfaces. Removal of carbon from the tanks facilitates the stripping or removal of gold from the carbon surfaces. The solution used in the stripping process is then passed through an electrical plating (electro-winning) circuit where the gold is deposited on electrodes. The electro-winning process is a method of using positive and negative electricity to extract the metals from the solutions. This process creates a sludge material that is then refined into a dore product at the mine site. Dore is a metal bar that consists of 50-65% gold, 10-20% silver and various levels of other metals that may occur in the ore. An additional refining process occurs offsite in which the bar is converted into marketable or .9999 fine gold and .9000 fine silver.
      Our drawdown calculations for current and long term asset valuation determination suggest that it will take approximately 18 months to deplete the leach pad inventory.
      The leach pad valuation process is based on management’s best estimates. When the leach pad is finally closed and all gold and silver ounces removed are counted we will be able to determine the actual quantity of metal that was contained in the leach pad. Estimates begin at the start of the process as tons and metal content are estimated. Tonnage is estimated using ground surveys and truck counts. Metal content is calculated using fire assaying techniques that involve averaging the mining areas and comparing to the daily blast hole assays that are done using the Atomic Absorption Hot Cyanide Leach assaying techniques. The gold recovery curve is then estimated using the design of the leach pad, the composition of run of mine and crushed ores, the estimated ore grades and the drawdown timing. All calculations are based on mining rules and processes, however, only the total amounts of metals removed from the pad is truly known at any given time. The ounces removed from the pad are measured and used as a check and balance to the integrity of the calculation to ensure that we are reasonably assured that our estimates are close. The leach pad inventories at Florida Canyon are built and processed in stages and accordingly at the close of any given portion or stage of the process it is possible to assess the effectiveness of all assumptions by comparing them to what actually occurred. The mine has been in production since 1986 and all historical records are used for comparative purposes.
      Based on this historical information, we expect to recover approximately 71% of all gold ounces crushed and delivered to the pad. Our expected recovery for run of mine or uncrushed ounces delivered to the pad is

58% for the life of the leach pad. However these are estimates based on historical data and the ultimate recovery rate will only be known at the end of the leach pad life cycle.
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
      As of March 1, 2005, there is an estimated 52,669 ounces of gold in the broken ore on the leach pad with a carrying value of $13.2 million or $251 per ounce of gold. Each 1% change in the estimated recovery rate is 526 ounces of gold. If the recovery is estimated to be lower than expected this is a permanent loss of gold ounces and if the recovery is estimated to be higher the reverse is true. Each 1% change in this estimate will change the broken ore on leach pad by $132,000.
      The Standard Mine is expected to achieve commercial production in the second quarter of 2005. This mine will also carry a broken ore on leach pad inventory.
RELATED PARTY TRANSACTIONS
      The Company had the following related party transactions during the last three years ended December 31.

	2004	2003	2002

	(Thousands)
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$549	$795	$153
Consulting services paid to a relative of an officer and director of the Company	6	64	63
      These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
      We currently have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian Governments and their agencies on a fixed interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2005, a one percent change in interest rates would result in a $50,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
      The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the US dollar revenue stream. Approxi-

mately 15% of our cash and cash equivalents were invested in Canadian dollar treasury notes at December 31, 2004. While we have realized exchange gains on such investments during 2004, a decrease in the value of the Canadian dollar versus the US dollar could result in exchange losses. We currently do not utilize market risk sensitive instruments to manage our exposure.
Commodity Price Risk
      We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $1.1 million change in pre-tax earnings and cash flows during 2005. We have in the past purchased puts/calls and we have 16,000 ounces of puts/calls outstanding at the end of 2004. We may in the future more actively manage our exposure through hedging programs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following Consolidated Financial Statements of Apollo Gold Corporation, Report of Independent Registered Chartered Accountants, and Comments by Auditors on Canada-United States of America Reporting Differences are filed as part of this Item 8 and are included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no disagreements with Deloitte & Touche LLP, our independent registered chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Apollo maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Apollo’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Apollo have been detected.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      The following material weaknesses have been identified in management’s assessment:

•	Deficient inventory control and management process and lack of segregation of procurement and accounting duties at the Florida Canyon location.

•	Absence of appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. Generally Accepted Accounting Principles (GAAP) for those matters.
      Management has undertaken the following actions to address the identified material weakness:

•	New staff has been added and new controls will be implemented in the second quarter of 2005 under the responsibility of the local Controller at Florida Canyon.

•	The Company has developed and continues to refine policies and procedures for the review, identification, and documentation of non-routine, complex transactions and application of accounting standards to ensure compliance with Canadian and U.S. GAAP.
      Our independent registered chartered accountants, Deloitte & Touche LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of Apollo Gold Corporation
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Apollo Gold Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Deficient inventory control and management process and lack of segregation of procurement and accounting duties at the Florida Canyon location.

•	Absence of appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. generally accepted accounting principles.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 15,

2005 expressed an unqualified opinion on those financial statements and included comments on Canada-United States of America Reporting Differences.
/s/     Deloitte & Touche LLP
Vancouver, British Columbia
March 15, 2005
ITEM 9B     OTHER INFORMATION
      None.
PART III
ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding directors of Apollo is incorporated by reference to the section entitled “Proposal #1 — Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders (the “Proxy Statement”). Reference is made to the information set forth under the section entitled “Executive Officers” in the Proxy Statement which information is incorporated by reference in this report on Form 10-K.
ITEM 11:     EXECUTIVE COMPENSATION
      Reference is made to the information set forth under the section entitled “Compensation Table for Named Executive Officers” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.
ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Reference is made to the information set forth under the section entitled “Beneficial Ownership Table” in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.
ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Reference is made to the information contained under the section entitled “Interests of Insiders and Others in Material Transactions” contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.
ITEM 14:     PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Reference is made to the information contained under the section entitled “Report of the Audit and Finance Committee” contained in the Proxy Statement, which information is incorporated by reference in this report on Form 10-K.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) Documents filed as part of this report on Form 10-K or incorporated by reference:

(1) Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2) Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.

Exhibit
No.		Exhibit Name

1.2		Underwriting Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc.(2)
1.3		Agency Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc., dated November 4, 2004.(3)
1.4		Engagement Letter between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc. dated December 29, 2004.(4)
1.5		Agency Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc., dated December 31, 2004.(5)
2.1		Merger Agreement dated as of January 31, 2002, by and among Nevoro Gold Corporation, Nevoro Gold USA, Inc. and Apollo Gold Corporation.(6)
2.2		International Pursuit Corporation and Nevoro Gold Corporation Arrangement Agreement dated May 13, 2002.(6)
2.3		Purchase Agreement dated May 30, 2003 by and between Exall Resources Limited, Glimmer Resources, Inc. and International Pursuit Corporation.(6)
2	.3(a)	Amendment Agreement dated as of September 5, 2002, by and between Exall Resources Limited, Glimmer Resources, Inc. and Apollo Gold Corporation.(6)
3.1		Letters Patent of the Registrant Brownlee Mines (1936) Limited from the Province of Ontario dated June 30, 1936; Certificate of Amendment of Articles of the Registrant effective July 20, 1972; Certificate of Amendment of Articles of the Registrant effective on November 28, 1975; Certificate of Amendment of Articles of the Registrant effective on August 14, 1978 (Change of name to J-Q Resources Inc.); Certificate of Articles of Amendment of the Registrant effective on July 15, 1983; Certificate of Articles of Amendment of the Registrant effective July 7, 1986; Certificate of Articles of Amendment of the Registrant effective August 6, 1987 (Change of name to International Pursuit Corporation); Certificate of Articles of Arrangement of the Registrant effective June 25, 2002 (Change of name to Apollo Gold Corporation); Certificate of Continuance filed May 28, 2003.(6)
3.2		By-Laws of the Registrant, as amended to date.(6)
4.1		Sample Certificate of Common Shares of the Registrant.(6)
4.2		Registration Rights Agreement dated September 13, 2002 by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(6)
4.3		Registration Rights Agreement dated December 23, 2002, by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(6)
4.4		Form of Subscription Agreement dated September 26, 2003, by and among Registrant and certain investors.(1)
4.5		Registration Rights Agreement dated September 26, 2003, by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(1)
4.6		Form of Senior Indenture.(7)
4.7		Form of Subordinated Indenture.(7)
4.8		Debenture between Apollo Gold Corporation and Regent Securities Capital Corporation.(3)
4.9		Form of Compensation Warrant.(2)
4.10		Form of Subscription for Special Notes.(3)
4.11		Trust Indenture by and among Apollo Gold Corporation, Apollo Gold, Inc. and The Canada Trust Company.(3)
4.12		Form of Special Note.(3)
4.13		Form of Subscription Agreement for Special Warrants.(3)
4.14		Form of Special Warrants.(3)
4.15		Form of Compensation Option.(3)

Exhibit
No.	Exhibit Name

4.16	Form of Subscription Agreement.(4)
4.17	Form of Registration Rights Agreement.(4)
10.1	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, President and Chief Executive Officer.(6)
10.2	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, Vice-President, Exploration.(6)
10.3	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Donald W. Vagstad, Vice-President, General Counsel and Secretary.(6)
10.4	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and David K. Young, Vice-President, Business Development.(6)
10.5	Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan.(6)
10.6	Apollo Gold Corporation Stock Option Incentive Plan.(6)
10.7	Form of Stock Option Agreement used for Apollo Gold Corporation Stock Option Incentive Plan.(6)
10.8	Term Bonding Agreement dated August 1, 2002 among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc.(6)
10.9	Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan).(6)
10.10	Installment Sales Contract between Florida Canyon Mining, Inc. and Caterpillar Financial Services Corporation dated January 9, 2002.(6)
10.11	Second Installment Sales Contract between Florida Canyon Mining, Inc. and Caterpillar Financial Services Corporation dated January 9, 2002.(6)
10.12	Finance Lease between Florida Canyon Mining and Caterpillar Financial Services Corporation dated as of August 23, 2002.(6)
10.13	Form of Indemnification Agreement between Apollo Gold Corporation and its officers and directors.(8)
10.14	Form of Indemnification Agreement between Apollo Gold Corporation subsidiaries and their respective officers and directors.(8)
10.15	Employment Agreement between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004.(8)
10.16	Employment Agreement between Apollo Gold Corporation and Donald O. Miller, effective as of March 1, 2004.(8)
10.17	Employment Agreement between Apollo Gold Corporation and Wade Bristol, Vice President of United States Operations.(7)
21.1	List of subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP*
23.2	Consent of Mine Development Association*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-109511).

(2)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on January 5, 2005.

(5)	Incorporated by reference to the Current Report on Form 8-K filed on January 6, 2005.

(6)	Incorporated by reference to the Registration Statement on Form 10 (File No. 001-31593).

(7)	Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-119198).

(8)	Incorporated by reference to the Current Report on Form 8-K filed on September 24, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 15, 2005 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. DAVID RUSSELL

R. David Russell
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. DAVID RUSSELL R. David Russell	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2005

/s/ G.W. THOMPSON G. W. Thompson	Chairman of the Board of Directors	March 15, 2005

/s/ G. MICHAEL HOBART G. Michael Hobart	Director	March 15, 2005

/s/ CHARLES E. STOTT Charles E. Stott	Director	March 15, 2005

/s/ W.S. VAUGHAN W. S. Vaughan	Director	March 15, 2005

/s/ ROBERT A. WATTS Robert A. Watts	Director	March 15, 2005

/s/ MELVYN WILLIAMS Melvyn Williams	Chief Financial Officer and Senior Vice President — Finance and Corporate Development (Principal Financial and Accounting Officer)	March 15, 2005

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Shareholders of
Apollo Gold Corporation
      We have audited the accompanying consolidated balance sheets of Apollo Gold Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with Canadian generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Vancouver, British Columbia
March 15, 2005

COMMENTS BY AUDITORS ON CANADA-UNITED STATES OF AMERICA
REPORTING DIFFERENCES
      The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Shareholders dated March 15, 2005 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the consolidated financial statements.
      The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s consolidated financial statements, such as the changes described in Notes 3 (o) and 3 (p) to the consolidated financial statements. Our report to the shareholders, dated March 15, 2005, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Vancouver, British Columbia
March 15, 2005

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands of United
	States dollars)
ASSETS
CURRENT
Cash and cash equivalents	$6,947	$25,851
Short-term investments	—	5,855
Accounts receivable	3,088	4,647
Prepaids	423	552
Broken ore on leach pad	8,960	9,594
Inventories (Note 5)	3,242	2,839

Total current assets	22,660	49,338
BROKEN ORE ON LEACH PAD — LONG-TERM	4,824	1,827
PROPERTY, PLANT AND EQUIPMENT (Note 6)	58,544	38,519
DEFERRED STRIPPING COSTS	36,851	24,033
RESTRICTED CERTIFICATE OF DEPOSIT (Note 7)	9,366	6,893
DEFERRED LOSS ON COMMODITY CONTRACTS	1,340	—
DEFERRED FINANCING COSTS (Note 9)	901	—

TOTAL ASSETS	$134,486	$120,610

LIABILITIES
CURRENT
Accounts payable	$10,035	$5,848
Accrued liabilities	2,447	2,781
Unrealized loss on commodity contracts	1,500	—
Notes payable (Note 8)	2,833	4,117
Property and mining taxes payable	1,070	1,080

Total current liabilities	17,885	13,826
NOTES PAYABLE AND LONG-TERM LIABILITY (Note 8)	799	3,275
CONVERTIBLE DEBENTURE (Note 9)	5,538	—
ACCRUED SITE CLOSURE COSTS (Note 11)	26,192	21,619

TOTAL LIABILITIES	50,414	38,720

CONTINUING OPERATIONS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY
Share capital (Note 12)	141,795	120,624
Issuable common shares	231	231
Equity component of convertible debentures (Note 9)	1,815	—
Note warrants (Note 9)	781	—
Contributed surplus (Note 12)	9,627	7,172
Deficit	(70,177)	(46,137)

Total shareholder’s equity	84,072	81,890

Total liabilities and shareholder’s equity	$134,486	$120,610

APPROVED ON BEHALF OF THE BOARD

/s/ G.W. Thompson

G.W. Thompson, Director

/s/ Robert Watts

Robert Watts, Director

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands of United States dollars,
	except for share amounts)
REVENUE
Revenue from sale of minerals	$64,741	$66,841	$20,410

OPERATING EXPENSES
Direct operating costs	65,845	55,684	15,726
Depreciation and amortization	5,221	4,997	3,488
General and administrative expenses	7,095	4,651	2,286
Share-based compensation	767	376	615
Accretion expense	1,418	1,280	771
Royalty expenses	669	898	508
Exploration and business development	1,051	2,117	451

	82,066	70,003	23,845

OPERATING LOSS	(17,325)	(3,162)	(3,435)
OTHER INCOME (EXPENSES)
Interest income	313	213	76
Interest expense	(468)	(544)	(991)
Foreign exchange (loss) gain and other	(941)	1,307	1,299
Realized and unrealized gain on commodity contracts	232	—	—

NET LOSS FOR THE YEAR	$(18,189)	$(2,186)	$(3,051)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.23)	$(0.04)	$(0.16)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING	78,716,042	54,536,679	19,297,668

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Share Capital			Equity
			Issuable	Component of
	Number		Common	Convertible	Note	Special	Contributed
	of Shares	Amount	Shares	Debentures	Warrant	Warrants	Surplus	Deficit	Total

	(In thousands of United States dollars)
Balance, December 31, 2001	834,124	$41,186	$231	$—	$—	$—	$177	$(40,900)	$694

Conversion of debentures (Note 12(c)(i))	28,750,000	16,623	—	—	—	—	4,149	—	20,772
Issuance of shares on Nevoro acquisition (Note 4(a))	1,970,000	2,349	—	—	—	—	—	—	2,349
Black Fox purchase (Note 4(b))	2,080,000	2,949	—	—	—	—	—	—	2,949
Conversion of special warrants private placement issued September 13, 2002 (Note 12(c) (ii))	4,963,000	6,224	—	—	—	—	—	—	6,224
Flow-through common shares (Note 12(c) (iii))	1,593,750	2,875	—	—	—	—	—	—	2,875
Share compensation	—	—	—	—	—	—	615	—	615
Special warrants private placement issued December 23, 2002 (Note 12(c) (iv))	—	—	—	—	—	6,305	2,082	—	8,387
Net loss	—	—	—	—	—	—	—	(3,051)	(3,051)

Balance, December 31, 2002	40,190,874	72,206	231	—	—	6,305	7,023	(43,951)	41,814
Shares issued for cash (Note 12(b))	24,432,300	37,314	—	—	—	—	388	—	37,702
Conversion of special warrants	6,000,000	6,305	—	—	—	(6,305)	—	—	—
Warrants exercised	2,381,500	3,810	—	—	—	—	—	—	3,810
Options exercised	158,616	127	—	—	—	—	—	—	127
Nevoro acquisition, senior executive share compensation	—	—	—	—	—	—	376	—	376
Shares issued to supplier	50,000	113	—	—	—	—	—	—	113
Shares issued for land	61,500	134	—	—	—	—	—	—	134
Fiscal 2002 stock-based compensation issued in 2003	265,000	615	—	—	—	—	(615)	—	—
Net loss	—	—	—	—	—	—	—	(2,186)	(2,186)

Balance, December 31, 2003 as previously reported	73,539,790	120,624	231	—	—	—	7,172	(46,137)	81,890
Cumulative effect of change in accounting policy (Note 3(p))	—	257	—	—	—	—	5,594	(5,851)	—

Adjusted balance, December 31, 2003	73,539,790	120,881	231	—	—	—	12,766	(51,988)	81,890
Units issued for cash (Note 12(a) (ii))	8,299,999	4,873	—	—	—	—	622	—	5,495
Conversion of special warrants (Note 12(a)(i))	2,326,666	1,449	—	—	—	—	50	—	1,499
Flow-through common shares	714,285	515	—	—	—	—	—	—	515
Warrants exercised	5,399,848	12,695	—	—	—	—	(4,083)	—	8,612
Options exercised	399,054	966	—	—	—	—	(647)	—	319
Shares reacquired and cancelled	(20,500)	(48)	—	—	—	—	—	—	(48)
Shares issued for Huizopa interest	48,978	88	—	—	—	—	—	—	88
Shares issued for 2003 share-based compensation	265,000	376	—	—	—	—	(376)	—	—
Bridge loan compensation warrants	—	—	—	—	—	—	275	—	275
Equity component of convertible debenture	—	—	—	1,815	—	—	63	—	1,878
Note warrant	—	—	—	—	781	—	27	—	808
Debenture compensation warrants	—	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	—	—	767	—	767
Net loss	—	—	—	—	—	—	—	(18,189)	(18,189)

Balance, December 31, 2004	90,973,120	$141,795	$231	$1,815	$781	$—	$9,627	$(70,177)	$84,072

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands of
	United States dollars)
OPERATING ACTIVITIES
Net loss for the year	$(18,189)	$(2,186)	$(3,051)
Items not affecting cash:
Depreciation and amortization	5,221	4,997	3,488
Amortization of deferred stripping	—	1,699	—
Amortization of deferred financing costs	53	—	—
Share-based compensation	767	376	615
Accretion expense — accrued site closure costs	1,418	1,280	771
Accretion expense — convertible debenture	71	—	—
Gain on sale of property, plant and equipment	—	(339)	—
Reclamation and closure costs	(225)	(56)	—
Decrease in unrealized loss on commodity contracts	(3,860)	—	—
Decrease in deferred loss on commodity contracts	4,020	—	—
Bridge loan compensation warrants	275	—	—
Net change in non-cash operating working capital items (Note 17)	2,765	(168)	(1,206)

Net cash (used in) provided by operating activities	(7,684)	5,603	617

INVESTING ACTIVITIES
Property, plant and equipment expenditures	(21,419)	(11,507)	(2,932)
Deferred stripping costs	(12,818)	(8,734)	(12,129)
Short-term investments	5,855	(5,855)	—
Proceeds from disposal of property, plant and equipment	—	339	—
Restricted Certificate of Deposit and other assets	(2,473)	(1,591)	(1,569)
Acquisition of Nevoro (Note 4(a))	—	—	(11,061)
Black Fox acquisition (Note 4(b))	—	—	(2,028)

Net cash used in investing activities	(30,855)	(27,348)	(29,719)

FINANCING ACTIVITIES
Proceeds on issuance of shares	6,994	37,702	—
Proceeds from exercise of warrants and options	8,931	3,937	—
Proceeds from bridge loan	3,000	—	—
Repayment of bridge loan	(3,000)	—	—
Acquisition and cancellation of shares	(48)		—
Issuance of special warrants	—	—	14,611
Issuance of flow-through common shares	515	—	2,875
Proceeds on issuance of convertible debentures, net	7,525	—	20,772
Convertible debenture interest paid	(163)	—	—
Proceeds from notes payable	—	1,259	1,790
Payments of notes payable	(4,119)	(3,728)	(2,602)

Net cash provided by financing activities	19,635	39,170	37,446

NET (DECREASE) INCREASE IN CASH	(18,904)	17,425	8,344
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,851	8,426	82

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,947	$25,851	$8,426

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$560	$544	$991

Income taxes paid	$—	$—	$—

      During the years ended December 31, 2004, 2003 and 2002, property, plant and equipment totaling $19, $1,500 and $1,550, respectively, was acquired under capital lease obligations.
      During the year ended December 31, 2004, the Company issued 48,978 shares to meet the earn-in requirements of the Huizopa joint venture agreement with Argonaut Mines LLC. Share capital and property, plant and equipment both increased by $88 as a result of this transaction. Property, plant and equipment totaling $340 was acquired under a non-cash financing arrangement.
      During the year ended December 31, 2003, the Company issued 61,500 shares to acquire certain parcels of land located in Nevada. Share capital and property, plant and equipment both increased by $134 as a result of this transaction.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Year ended December 31, 2004, 2003 and 2002
(stated in United States dollars; tabular amounts in thousands)

1.	CONTINUING OPERATIONS
      These consolidated financial statements are prepared on the basis of a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company’s ability to continue as a going concern is dependent on its ability to successfully operate the Montana Tunnels Mine and Florida Canyon Mine (including the Standard mine). The Company will not have sufficient resources from existing operations to finance development of the Black Fox Project. Subsequent to December 31, 2004, the Company completed the “over allotment” of the December 31, 2004 financing totaling $3.1 million to sustain current operations and exploration activities. The Company has received a net amount from the over allotment of $2.9 million. The Company is actively seeking financing to develop the Black Fox project, however, the availability, amount and timing of this financing is not certain at this time.

2.	NATURE OF OPERATIONS
      On June 25, 2002, pursuant to a statutory Plan of Arrangement, Apollo Gold Corporation (“Apollo” or the “Company”) acquired the business of Nevoro Gold Corporation (“Nevoro”). This acquisition has been accounted for using the purchase method of accounting.
      Apollo, through its acquisition of Nevoro, is engaged in gold mining including extraction, processing refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and has rights to operate the following facilities: the Florida Canyon Mine through Florida Canyon Mining, Inc. (“FCMI”) and Standard Gold Mining, Inc. (“SGMI”) located in the State of Nevada, Montana Tunnels Mine through Montana Tunnels Mining, Inc. (“MTMI”) located in the State of Montana and Diamond Hill Mine also located in the State of Montana.
      The Florida Canyon Mine is an open pit, heap leach operation located near Winnemucca, Nevada, producing gold and silver. The Florida Canyon Mine ceased mining on March 1, 2005, but continues active leaching of the existing heap leach pad and is expected to produce 27,000 to 36,000 ounces in 2005. The Standard Mine is currently in a “Pre-Production” stage. The construction was virtually complete during the fourth quarter of 2004 and commercial production is expected in the second quarter of 2005. The Montana Tunnels Mine is an open pit mine and mill, located near Helena, Montana, producing doré and lead-gold and zinc-gold concentrates. The Montana Tunnels Mine recommenced commercial production in April 2003. Diamond Hill Mine, also located near Helena, Montana, is currently under care and maintenance.
      Apollo has four exploration properties, Pirate Gold, Nugget Field, Willow Creek, and Buffalo Canyon each located near the Florida Canyon Mine.
      In April 2004 the Company acquired contractual rights to mining concessions covering 22 square kilometers near Chihuahua, Mexico. This newly acquired exploration project called Huizopa is an earn in joint venture with Argonaut Mines LLC of Reno, Nevada. The property is located in the historic Sierra Madre Gold Belt. Apollo currently has the right to earn a 51% interest in the Huizopa project by spending $3.0 million in exploration over the next four years and making periodic land payments which, if all are paid, total $2.2 million.
      Apollo also purchased in September 2002 the Black Fox Project (former Glimmer Mine) which is located in the Province of Ontario near the Township of Mattheson. The Project is now considered a development property.
      Prior to the acquisition of Nevoro, the Company had interests in exploration projects in Indonesia and the Philippines. In December 2001, the Company executed an agreement with Hinoba Holdings Limited (“HL”)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

2.	NATURE OF OPERATIONS (continued)
whereby HL was granted an option to acquire all of the rights to the Company’s Philippines project. HL defaulted on this agreement and the Company has discontinued pursuing its interest in the Philippines and Indonesia projects and is no longer financing the subsidiaries that own the underlying title to the properties. During 2003, the Company sold its interest in the Philippines and Indonesia projects for $166,000.

3.	SIGNIFICANT ACCOUNTING POLICIES
      The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 20, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

(a)	Principles of consolidation
      The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

(b)	Use of estimates
      The preparation of financial statements in conformity with Canadian GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, available resources, available operating capital and required reclamation costs. These estimates each affect management’s evaluation of asset impairment and the recorded balances of broken ore on leach pad, property, plant and equipment, deferred stripping costs, reclamation and site closure costs and the future tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

(c)	Foreign currency transactions
      Transactions denominated in Canadian dollars have been translated into U.S. dollars at the approximate rate of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the year-end exchange rate. Exchange gains and losses are included in operating results.

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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Broken ore on leach pads (continued)
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
      Mineral rights include the cost of obtaining unpatented and patented United States of America mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

(j)	Deferred stripping costs
      Mining costs associated with open-pit deposits that have diverse ore grades and waste-to-ore ton ratios are deferred and amortized over the mine life. These mining costs arise from the removal of waste rock commonly referred to as “deferred stripping costs”. Amortization of amounts deferred is based on a ratio, calculated as estimated total waste mining costs divided by the current proven and probable reserves and mineral resources expected to be converted into mineral reserves. This ratio is used to calculate the current period production cost charged against earnings by multiplying the ratio times the reserves mined during the

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Deferred stripping costs (continued)
period. Amortization of deferred stripping costs is included within direct operating costs in the consolidated statement of operations. This accounting method results in the smoothing of these costs over the life of the mine, rather than expensing them as incurred. The full amount of deferred stripping costs may not be expensed until the end of the life of the mine. Some mining companies expense these costs as incurred, which may result in the reporting of greater volatility in period to period results of operations. Deferred stripping costs are included with related mining property, plant and equipment for impairment testing purposes.

(k)	Exploration expenditures
      Exploration expenditures are expensed as incurred during the reporting period.

(l)	Property evaluations
      The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment and deferred stripping costs when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annually, or if the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) and corresponding by-product credits along with estimated future metals prices and estimated operating and capital costs. The inclusion of mineral resources is based on various circumstances, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the ore is commercially recoverable. The future cash flows cover the known ore reserve at the time. If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value and the write-off charged to earnings in the current period.

(m)	Reclamation and closure costs
      The Company recognizes liabilities for statutory, contractual or legal obligations associated with the retirement of property, plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost is added to the carrying amount of that asset and the cost is amortized as an expense over the economic life of the related asset. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.
      The present value of the reclamation liabilities may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations by regulatory authorities, which affects the ultimate cost of remediation and reclamation.

(n)	Revenue recognition
      Revenue from the sale of gold and by-products is recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties. Revenue for lead and zinc concentrates is determined by contract as legal title to the concentrate transfers and include provisional pricing arrangements accounted for as an embedded derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Commodity contracts
      The Company enters into hedging contracts for gold involving the use of combinations of put and call options. These options have common notional amounts and maturity dates and are designated in combination as hedges of future gold sales on the basis that they generate offsetting cash flows. No premium has been received with respect to these options.
      Providing that the criteria for an effective hedge are met, gains and losses on the contracts are deferred and recognized in revenue at the time of the sale of the designated future gold production. If the criteria are not met these contracts will be marked to market each period.
      Effective January 1, 2004, the Company adopted the CICA Accounting Guideline 13, Hedging Relationships (“AcG-13”). AcG-13 specifies the conditions under which hedge accounting is appropriate and includes requirements for the identification, documentation and designation of hedging relationships, sets standards for determining hedge effectiveness, and establishes criteria for the discontinuance of hedge accounting. The adoption of AcG-13 had the effect of increasing unrealized loss on commodity contracts and deferred loss on commodity contracts by $5.4 million, (Note 14).

(p)	Stock incentive plans
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
      The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforwards (see Note 13), there is uncertainty as to utilization prior to their expiry. Accordingly, the future income tax asset amounts have been fully offset by an uncertainty provision.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(r)	Loss per share
      The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The fully diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the year, if dilutive. For this purpose, the “treasury stock method” is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

(s)	Comparative figures
      Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation.

4.	ACQUISITION

(a)	Plan of arrangement
      The Company acquired Nevoro as of June 25, 2002. In order to finance the acquisition and continuing operations of Nevoro, the Company completed a private placement financing of approximately $20.8 million, net of issue expenses. The private placement was in the form of non-interest bearing convertible secured debentures. The debentures were converted into common shares and warrants of the Company upon completion of the Plan of Arrangement as described in Note 12.
      Apollo issued 1,970,000 shares (Note 12) valued at approximately $2.3 million to the former shareholders of Nevoro as part consideration for the acquisition of all of the outstanding shares of Nevoro with the balance of the consideration being cash of $11.1 million. The value of the shares issued was determined based on the average market price of common shares over the two-day period before and after the terms of the acquisition were agreed to and announced, less imputed share issuance costs of $126,000. The allocation of the purchase price consisted of $14.9 million of current assets, $34.9 million in broken ore on leach pad property, plant and equipment and other long-term assets. Liabilities assumed consisted of $10.1 million in current liabilities, $5.4 million in notes payable and $20.9 million in accrued site closed costs.
      In addition, certain key employees, officers and directors are eligible to receive up to an aggregate of 2,780,412 options of the Company. Each option will be exercisable for a period of five years from the effective date and entitle the holder to acquire one share at an exercise price of $0.80 per share. In fiscal 2002, following the completion of the Plan of Arrangement, one-half of the options vested based upon satisfying the established performance criteria. The balance of the options vest based upon satisfying the established fiscal 2003 performance criteria. These new unvested options were not included as part of the purchase consideration but have been accounted for in accordance with the Company’s accounting policy for employee stock options as outlined in Note 3.
      The statement of earnings of Apollo for the year ended December 31, 2002 include the earnings of Nevoro for the period from June 25, 2002.

(b)	Purchase of Black Fox property
      In September of 2002, Apollo completed a transaction (the “Glimmer Transaction”) to purchase the Glimmer property near the city of Timmins in the Province of Ontario. The Glimmer Transaction included purchase price consideration of approximately $2.0 million cash and 2,080,000 Apollo shares valued at approximately $2.9 million. The total cost of the property is included in property, plant and equipment. If the old Glimmer mine is developed and reaches commercial production, an additional $2.5 million

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

4.	ACQUISITION (continued)

(b)	Purchase of Black Fox property (continued)
(Cdn. $3.0 million) is due to the vendors to purchase the property free and clear of all encumbrances. The additional consideration will be recorded when it is more likely than not that it will be payable.
      Subsequent to the acquisition, management commenced a new exploration project on adjacent targets under the name “Black Fox”. In the third quarter of 2003, following the delineation of proven and probable reserves, Black Fox was reclassified as an advanced development project whereby costs associated with the project will be capitalized until commercial production is reached.

5.	INVENTORIES
      Inventories consists of:

	2004	2003

Concentrate inventory	$729	$98
Dore inventory	70	56
Materials and supplies	2,443	2,685

	$3,242	$2,839

6.     PROPERTY, PLANT AND EQUIPMENT
      The components of property, plant and equipment at December 31 are as follows:

	2004			2003

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Mine assets
Building, plant and equipment	$22,037	$6,060	$15,977	$10,643
Mining properties and development costs	42,688	7,588	35,100	20,412

	64,725	13,648	51,077	31,055
Mineral rights	7,467	—	7,467	7,464

Total property, plant and equipment	$72,192	$13,648	$58,544	$38,519

      Included in building, plant and equipment are assets held under capital leases which had cost of approximately $3.2 million (2003 — $3.2 million) and accumulated depreciation of approximately $1.4 million (2003 — $1.6 million).

7.	RESTRICTED CERTIFICATE OF DEPOSIT
      The restricted certificate of deposit represents cash that has been placed in trust as security to the State of Montana and the State of Nevada relating to the Company’s site closure obligations (see Note 11).
      The Company has entered into an agreement with CNA, an insurer, to complete the bonding requirements at MTMI. CNA committed to an approximate $15 million 15-year term bonding facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement. The agreement obligates MTMI to make current payments of approximately $118,000 monthly until the balance in the trust account is equal to the penal sum of the CNA bond. The monthly payments are based on the current price of gold. The monthly payment will remain constant if the gold price stays the same. This number can be adjusted

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

7.	RESTRICTED CERTIFICATE OF DEPOSIT (continued)
annually, if the gold price fluctuates. At December 31, 2004, the restricted certificate of deposit for bonding requirements at MTMI is approximately $3.8 million (2003 — $2.7 million).
      At the Florida Canyon Mine the restricted certificate of deposit for bonding requirements at December 31, 2004 is approximately $4.0 million (2003 — $3.7 million). This covers areas excluded from the coverage of the SAFECO bond (Note 11). The Company also has approximately $1.6 million (2003 — $0.5 million) on deposit with respect to its other projects.

8.	NOTES PAYABLE
      The notes payable are secured by a fixed charge on certain machinery and equipment and bear interest at various rates between 2.76% and 7.5%, (2003 — 3.615% and 7.5%) and are repayable as follows:

2005	$2,833
2006	674

Total notes payable	3,507
Less current portion	(2,833)

Total long-term obligations	$674

9.	CONVERTIBLE DEBENTURE
      On November 4, 2004 the Company completed a $10.5 million secured debenture offering consisting of $8.8 million special notes and $1.7 million special warrants (Note 12 (a) (i)). These special notes were converted into $8.8 million convertible secured debentures (the “Debentures”) and 5,253,750 warrants (the “Note Warrants”). The Debentures mature on November 4, 2007 and bear interest at a rate of 12% per annum, payable quarterly in arrears beginning on December 31, 2004. The Note Warrants expire on November 4, 2007 and are each exercisable for one common share of the Company at a price of $0.80 per common share.
      The Debentures are convertible, at the option of the holder, at any time prior to maturity or five days prior to redemption into common shares of the Company at a price of $0.75 per common share. The Company may not redeem the Debentures prior to November 4, 2005. Since redemption can be made either by cash or by common shares at the option of the Company, the Debentures are classified as a compound financial instrument for accounting purposes.
      The value of the Debentures is comprised of a $5.6 million fair value of the Debentures, $2.2 million fair value of the holder’s option to convert the principal balance into common shares, and $0.9 million fair value of the Note Warrants. These components have been measured at their respective fair values on the date that the Debentures and Note Warrants were issued. The $5.6 million fair value of the Debentures is classified as a liability and the $3.1 million combined fair value of the conversion option and Note Warrants have been classified in shareholders’ equity. Over the three year term of the Debentures, the fair value of the Debentures are accreted to their future value. The periodic accretion of the Debentures is charged to accretion expense. For the year ended December 31, 2004, the Company recorded accretion of approximately $71,000 related to the Debentures as a charge to accretion expense with a corresponding credit to the liability component of the Debentures.
      The Company incurred equity issuance costs of $0.4 million and deferred financing costs of $0.8 million. Deferred financing costs are amortized over the term of the Debenture.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

9.	CONVERTIBLE DEBENTURE (continued)
      In addition, the agents were granted 1,167,500 warrants as additional compensation in connection with the issuance of the Debentures. Each warrant entitles the holder to acquire one share at a price of $0.80 per share until November 4, 2006. In the event that the weighted average trading price of the Company’s shares on the TSX is more that $2.00 for 20 consecutive trading days, the Company has the right to cause the exercise of the warrants into shares. The fair value of these compensation warrants of $0.3 million is comprised of approximately $91,000 equity issuance costs and $0.2 million deferred financing costs to be amortized over the term of the Debenture.
      During the year approximately $53,000 of deferred financing costs were charged to operations.
      On October 7, 2004 the Company completed a bridge loan facility for $3.0 million, which was repaid in full from the proceeds of this offering. In connection with this bridge loan the agents were granted 1,000,000 compensation warrants with an exercise price of $0.80 expiring October 7, 2006. The fair value of these warrants of $0.3 million is treated as a financing cost.

10.	EMPLOYEE BENEFIT PLAN
      The Company maintains a defined contribution 401(K) plan for all U.S. employees. Employees have the right to invest up to 25% of their respective earnings up to the statutory limits. The Company will match 100% of the first 6% invested. The vesting schedule is two years. All U.S. employees are eligible to participate on the first of the following month after their date of hire.
      Due to cash constraints the Company match was discontinued on September 10, 2004.
      The amounts charged to earnings for the Company’s defined contribution plan totaled $553,000, $590,000 and $522,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.	ACCRUED SITE CLOSURE COSTS
      All of the Company’s operations are subject to reclamation and closure requirements. Although the ultimate amount of site restoration costs is uncertain, on a regular basis, the Company monitors these costs and together with third party engineers prepares internal estimates to evaluate their bonding requirements. The estimates prepared by management are then reconciled with the requirements of the State and Federal officials.
      At December 31, 2004, the accrued site closure liability amounted to approximately $26.2 million (2003 — $21.6 million). This liability is based on third party engineer report dated October 15, 2004. The liability is covered by a combination of both surety bonds as well as a restricted certificate of deposit which in aggregate are valued at approximately $38.5 million.
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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

11.	ACCRUED SITE CLOSURE COSTS (continued)
      The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2001	$—
Additions during the year upon acquisition of Nevoro (Note 4)	20,876
Accretion	771
Expenditures	(1,139)

Balance, December 31, 2002	20,508
Accretion	1,280
Expenditures	(169)

Balance, December 31, 2003	21,619
Accretion	1,418
Increase in reclamation assets	3,380
Expenditures	(225)

Balance, December 31, 2004	$26,192

      The Company has estimated that the total obligations associated with the retirement of the Florida Canyon and Montana Tunnels mines at December 31, 2004 are approximately $40.5 million (2003 — $39.4 million). The $26.2 million (2003 — $21.6 million) fair value of these obligations is determined using a 7.5% credit adjusted risk-free discount rate and expected payment of obligations over sixteen years.

12.	SHARE CAPITAL

(a)	Shares issued in 2004
      (i) On November 4, 2004, in connection with the offering of Special Notes (Note 9), the Company issued 2,326,666 special warrants for proceeds of $1.4 million, net of expenses of $0.2 million and fair value of agent’s warrants of $50,000. Each special warrant was converted at no additional cost into one share and 0.6 share purchase warrant entitling the purchase of one share of the Company for three years at a price of $0.80 per share.
      In connection with this offering, the agent received a commission of 6.5% of gross proceeds plus 232,667 compensation warrants, each warrant entitling the purchase of one share of the Company for two years at $0.80 per share.
      (ii) On December 31, 2004, the Company completed the first tranche of a private placement for 8,299,999 units with an exercise price of $0.75 for proceeds of $4.9 million, net of expenses of $0.7 million and fair value of underwriter’s units of $0.6 million. Each unit is convertible at no additional cost into one common share of the Company and 0.75 share purchase warrant with each whole share purchase warrant entitling the purchase of one share of the Company for two years at a price of $1.00 per share. In connection with this offering, 830,000 underwriter’s units were issued with the same terms as described above.
      (iii) On December 31, 2004, under a private placement financing, the Company issued 714,285 flow-through common shares, for aggregate proceeds of $0.5 million.
      (iv) Using the fair value based method of stock-based compensation, share issuance costs of $50,000 and $0.6 million were recognized for the compensation warrants and broker units. These amounts were determined using an option pricing model with the following weighted average assumptions: no dividends were paid, a volatility of the Company’s share price of 64%, and an expected life of the warrants of two years and annual risk-free rate of 3.48%.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

12.	SHARE CAPITAL (continued)
      (v) The Company issued 48,978 shares in part consideration to meet the earn in requirements of the Huizopa joint venture agreement with Argonaut Mines LLC.

(b)	Shares issued in 2003
      On September 26, 2003, the Company issued 22,300,000 shares for proceeds of approximately $37.2 million, net of agent’s commissions of $2.2 million, expenses of $0.7 million and fair value of agent’s warrants of $0.4 million.
      On October 27, 2003, the agents exercised their over-allotment option and the Company issued a further 2,132,300 shares for proceeds of $3.7 million, net of expenses of $0.2 million and fair value of agent’s warrants of $35,000.
      The Company granted the agents 732,969 agent’s warrants with an exercise price of $1.67 (Cdn.$2.25) per warrant in connection with this issuance. These agent’s warrants expire in two years and vest immediately. Using the fair value based method for stock-based compensation, share issuance costs of approximately $0.4 million were recognized. This amount was determined using an option pricing model assuming no dividends were paid, a volatility of the Company’s share price of 53%, an expected life of the warrants of two years, and annual risk-free rate of 3.50%.

(c)	Shares issued in 2002
      (i) In 2002, the Company completed a private placement financing of $20.8 million, net of issue costs in the form of non-interest bearing convertible secured debentures, in order to finance the acquisition of Nevoro. Upon completion of the Plan of Arrangement, the debentures were converted into 28,750,000 common shares and 7,187,500 warrants of the Company. In addition, the underwriters were granted 718,750 warrants as additional compensation in connection with the issuance of the convertible debentures. Each warrant entitles the holder to acquire one share at a price of $1.60 per share until March 21, 2004. An amount of $4.1 million was allocated to both sets of warrants and was presented as contributed surplus.
      (ii) On September 13, 2002 the Company issued 4,963,000 special warrants convertible to common shares to raise an additional $6.9 million, net of share issue expenses of $0.7 million. The warrants were subsequently converted into common shares.
      (iii) On November 21, 2002, under a private placement financing, the Company issued 1,500,000 flow-through common shares as defined in subsection 66(15) of the Income Tax Act (Canada). The aggregate proceeds amounted to $2.9 million. The Company issued 93,750 additional common shares from treasury, with an assigned value of $0.2 million, as consideration to the underwriter in connection with this transaction.
      (iv) On December 23, 2002, the Company issued 6,000,000 stock-warrant units under a private placement financing. Each unit consisted of one common share, and one-half of one common share purchase warrant. Each full common share purchase warrant entitled the holder to acquire from the Company, for a period of four years, at a price of $2.10 (Cdn.$3.25) per warrant, one additional common share. Each unit was issued at a price of $1.55 (Cdn.$2.40) for aggregate proceeds of $9.3 million, net of issuance expenses of $1.0 million. Of the original proceeds, $2.1 million was allocated to the related warrants and was presented as contributed surplus. During fiscal 2003 6,000,000 units were converted into common shares.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

12.	SHARE CAPITAL (continued)

(d)	Warrants
      The following summarizes outstanding warrants as at December 31, 2004:

	Number of	Exercise
Warrants	Shares	Price	Expiry Date

653,277	653,277	$1.67	September 26, 2005
63,969	63,969	1.67	October 26, 2005
1,000,000	1,000,000	0.80	October 7, 2006
232,667	232,667	0.80	November 4, 2006
1,167,500	1,167,500	0.80	November 4, 2006
3,000,000	3,000,000	2.10	December 23, 2006
622,499	622,499	1.00	December 31, 2006
6,224,999	6,224,999	1.00	December 31, 2006
5,253,600	5,253,600	0.80	November 4, 2007
1,396,000	1,396,000	0.80	November 4, 2007

19,614,511	19,614,511

(e)	Options
      A summary of information concerning outstanding stock options at December 31, 2004 is as follows:

			Performance-based
	Fixed Stock Options		Stock Options

		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price

Balances, December 31, 2001	68,855	$44.14	—	$—
Options granted	—	—	2,780,412	0.80
Options cancelled	(68,855)	44.14	—	—

Balances, December 31, 2002	—	—	2,780,412	0.80
Options granted	2,039,100	2.20	—	—
Options exercised	—	—	(158,616)	0.80
Options cancelled	(151,800)	2.24	(121,642)	0.80

Balances, December 31, 2003	1,887,300	2.20	2,500,154	0.80
Options granted	689,300	1.84	—	—
Options exercised	—	—	(399,054)	0.80
Options cancelled	(380,300)	2.22	(196,344)	0.80

Balances, December 31, 2004	2,196,300	$2.10	1,904,756	$0.80

(i)	Fixed stock option plan
      The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

12.	SHARE CAPITAL (continued)

(i)	Fixed stock option plan (continued)
      The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2004:

Options Outstanding			Options Exercisable

		Weighted Average		Weighted Average
Number		Exercise	Number	Exercise
Outstanding	Expiry Date	Price per Share	Exercisable	Price per Share

1,505,200	February 18, 2013	$2.24	752,600	$2.24
2,600	March 28, 2013	2.34	1,300	2.34
70,000	August 22, 2013	2.12	35,000	2.12
100,000	November 13, 2013	1.67	50,000	1.67
347,000	March 10, 2014	2.05	—	—
119,900	May 19, 2014	1.44	—	—
42,800	August 10, 2014	0.95	—	—
8,800	November 10, 2014	0.60	—	—

2,196,300		$2.10	838,900	$2.20

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
      In fiscal 2002, one-half of the performance-based options and common shares vested based upon the established performance criteria. The balance of the options vest based upon the established fiscal 2003 performance criteria. Furthermore, one half of the related performance-based common shares were approved for issuance in 2003 based upon the fiscal 2002 performance and the balance of the shares vest based upon the established fiscal 2003 performance criteria. In March of 2004 the 2003 performance criteria were established. An expense of $376 has been recorded in fiscal 2003 in the statement of operations relating to the fair value expense of the performance-based common shares vesting in fiscal 2004 and credited to contributed surplus. As of December 31, 2004 there are 1,904,756 performance-based stock options outstanding.

(f)	Stock-based compensation
      The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	2004	2003	2002

Risk free interest rate	3.141%	3.534%	3.550%
Dividend yield	0%	0%	0%
Volatility	57%	75%	92%
Expected life in years	5	5	2
      As the Company has selected the retroactive without restatement method for reporting the change in accounting policy related to stock compensation expense (Note 3 (p)), the Company must disclose the

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

12.	SHARE CAPITAL (continued)

(f)	Stock-based compensation (continued)
impact on net loss and net loss per share as if the fair value based method of accounting for stock-based compensation had been applied in 2003 and 2002.

	2003	2002

Net loss
As reported	$(2,186)	$(3,051)
Compensatory fair value of options	(3,871)	(1,980)

Pro forma	$(6,057)	$(5,031)

Basic and diluted loss per share
As reported	$(0.04)	$(0.16)
Pro forma	(0.11)	(0.26)

      The weighted average grant-date fair value of stock options granted during 2004 was $1.84.

(g)	Issuable common shares
      The Company is committed under a previous agreement to issue such number of fully paid common shares as shall have a market value of $0.2 million. To date none of these shares have been issued.

13.	INCOME TAXES
      The Company did not record a provision or benefit for income taxes for the periods ended December 31, 2004, 2003 and 2002, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.
      The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the loss before tax provision due to the following:

	2004	2003	2002

Statutory tax rate	35.62%	37.62%	39.62%

Recovery of income taxes computed at standard rates	$6,479	$822	$1,209
Lower foreign tax rates	(78)	(10)	(34)
Tax losses not recognized in the period that the benefit arose	(6,401)	(812)	(1,175)

	$—	$—	$—

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

13.	INCOME TAXES (continued)
      The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

	2004	2003

Future income tax assets (liabilities)
Net operating losses carried forward	$50,348	$35,217
Foreign exploration and development expenses	1,871	1,784
Accrued site closure costs	9,578	7,552
Other	3,231	2,362

	65,028	46,915
Less: Valuation allowance	(50,984)	(39,636)

Net future income tax asset	14,044	7,279
Property, plant and equipment	(14,044)	(7,279)

	$—	$—

      Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations.
      At December 31, 2004, the Company has the following unused tax losses available for tax purposes:

Country	Amount	Expiry

Canada	$18,047	2005-2011
United States	121,439	2011-2024

14.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)	Market risk
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
      Accounts receivable at December 31, 2004 are due from four customers.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

14.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

(b)	The estimated fair value of the Company’s financial instruments was as follows:

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$6,947	$6,947	$25,851	$25,851
Short-term investments	—	—	5,855	5,855
Accounts receivable	3,088	3,088	4,647	4,647
Accounts payable	10,035	10,035	5,848	5,848
Accrued liabilities	2,447	2,447	2,781	2,781
Notes payable and other liabilities
Current	2,833	2,833	4,117	4,117
Non-current	799	799	3,275	3,275
Convertible debenture	5,538	5,538	—	—
      The fair value of notes payable was determined using the discounted cash flows at prevailing market rates. The fair value of the Company’s other financial instruments was estimated to approximate their carrying value due primarily to the immediate or short-term maturity of these financial instruments.

(c)	Commodity contracts
      The Company entered into commodity contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of December 31, 2004 there are 16,000 ounces remaining on these contracts, all maturing in 2005. The contracts give the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continue through April 25, 2005 with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. As at December 31, 2004, the fair value of the contracts is a loss of $1.5 million (December 31, 2003 — $5.9 million).
      The Company incorrectly accounted for the above commodity contracts with Standard Bank London Limited as hedges during each of the quarters ended March 31, June 30, and September 30, 2004. Quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts. Under Canadian GAAP a freestanding derivative financial instrument that gives rise to a financial asset or financial liability that does not qualify for hedge accounting under AcG-13 should be recognized in the balance sheet and measured at fair value, with changes in fair value recognized currently in income. The

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

14.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

(c)	Commodity contracts (continued)
Company adopted AcG-13 as of January 1, 2004 (Note 3 (o)). The previously reported and restated information is disclosed below:

	Quarter 1		Quarter 2		Quarter 3

	As Reported	Restated	As Reported	Restated	As Reported	Restated

Statement of Operations
Revenue	$20,079	$19,979	$13,105	$13,276	$12,720	$12,350
Realized and unrealized (loss) gain on commodity contracts	—	(523)	—	1,685	—	(646)
Net loss	(993)	(1,616)	(6,928)	(5,072)	(6,116)	(7,132)
Deficit	(52,981)	(53,604)	(59,909)	(58,053)	(66,025)	(67,041)
Basic and diluted loss per share	(0.01)	(0.02)	(0.09)	(0.06)	(0.08)	(0.09)
Balance Sheet
Deferred loss on commodity contracts	—	4,355	—	3,350	—	2,345
Accounts payable	5,420	5,200	5,313	5,238	9,959	9,959
Unrealized loss on commodity contracts	—	5,198	—	2,192	—	2,128

15.	COMMITMENTS AND CONTINGENCIES

(a)	Royalties
      The Company’s properties are subject to royalty obligations based on minerals produced from the properties. The current reserves at the FCMI are subject to a 2.5% net smelter return royalty. The MTMI and Standard Mine reserves are not subject to a royalty obligation. Royalty obligations for other properties arise upon mine production.

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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

16.	LEASE COMMITMENTS
      Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2004 were as follows:

	Capital	Operating
	Leases	Leases

2005	$444	$295
2006	260	249
2007	—	99
2008	—	27
2009	—	2

Total	$704	$672

Less imputed interest	20

Total present value of minimum capitalized payments	684
Less current portion of capital lease obligations	426

Long-term capital lease obligations	$258

      Rent expense under non-cancelable operating leases was $81,000, $87,000 and $17,000 for 2004, 2003 and 2002, respectively. The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.

17.	NET CHANGE IN NON-CASH OPERATING WORKING CAPITAL ITEMS

	2004	2003	2002

(Increase) decrease in:
Accounts receivable	$1,559	$(1,419)	$(1,716)
Prepaids	129	(20)	(346)
Broken ore on leach pad	(2,363)	(718)	1,752
Inventories	(403)	87	(259)
Increase (decrease) in:
Accounts payable	4,187	913	(668)
Accrued liabilities	(334)	820	95
Property and mining taxes payable	(10)	169	(64)

	$2,765	$(168)	$(1,206)

18.	RELATED PARTY TRANSACTIONS
      The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002

Legal fees paid to two law firms, a partner of each firm is a director of the Company	$549	$795	$153
Consulting services paid to a relative of an officer and director of the Company	6	64	63

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

18.	RELATED PARTY TRANSACTIONS (continued)
      These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

19.	SEGMENTED INFORMATION
      Apollo operates the Montana Tunnels, Florida Canyon and Standard Mines in the United States and the Black Fox development project in Canada. As the products and services of the Company’s largest segments, Montana Tunnels and Florida Canyon, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The accounting policies for these segments are the same as those followed by the Company as a whole. Financial information for Florida Canyon and the Standard Mine is combined.
      Amounts as at December 31, 2004 are as follows:

	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total

Cash and cash equivalents	$(260)	$61	$53	$7,093	$6,947
Broken ore on leach pad — current	—	8,960	—	—	8,960
Other non-cash current assets	4,985	1,489	151	128	6,753

	4,725	10,510	204	7,221	22,660
Broken ore on leach pad — long-term	—	4,824	—	—	4,824
Property, plant and equipment	17,239	20,945	19,560	800	58,544
Deferred stripping costs	36,851	—	—	—	36,851
Restricted certificate of deposit	3,752	4,995	562	57	9,366
Deferred costs and losses	—	1,340	—	901	2,241

Total assets	$62,567	$42,614	$20,326	$8,979	$134,486

Current liabilities	$6,943	$6,724	$481	$3,737	$17,885
Notes payable and convertible debenture	423	376	—	5,538	6,337
Accrued site closure costs	11,753	14,439	—	—	26,192

Total liabilities	$19,119	$21,539	$481	$9,275	$50,414

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

19.	SEGMENTED INFORMATION (continued)
      Amounts as at December 31, 2003 are as follows:

	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total

Cash and cash equivalents	$754	$19	$95	$24,983	$25,851
Short-term investments	—	—	—	5,855	5,855
Broken ore on leach pad — current	—	9,594	—	—	9,594
Other non-cash current assets	5,345	2,263	71	359	8,038

	6,099	11,876	166	31,197	49,338
Broken ore on leach pad — long-term	—	1,827	—	—	1,827
Property, plant and equipment	15,559	13,529	8,914	517	38,519
Deferred stripping costs	24,033	—	—	—	24,033
Restricted certificate of deposit	2,663	3,809	377	44	6,893

Total assets	$48,354	$31,041	$9,457	$31,758	$120,610

Current liabilities	$6,140	$6,515	$507	$664	$13,826
Notes payable	980	2,295	—	—	3,275
Accrued site closure costs	9,148	12,471	—	—	21,619

Total liabilities	$16,268	$21,281	$507	$664	$38,720

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

19.	SEGMENTED INFORMATION (continued)
      Amounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31, 2004

	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total

Revenue from sale of minerals	$38,254	$26,487	$—	$—	$64,741

Direct operating costs	39,655	26,190	—	—	65,845
Depreciation and amortization	2,527	2,581	—	113	5,221
General and administrative	—	—	—	7,095	7,095
Share-based compensation	—	—	—	767	767
Accrued site closure costs — accretion expense	820	598	—	—	1,418
Royalties	—	669	—	—	669
Exploration and development	—	—	—	1,051	1,051

	43,002	30,038	—	9,026	82,066

Operating loss	(4,748)	(3,551)	—	(9,026)	(17,325)
Interest income	—	—	—	313	313
Interest expense	(141)	(216)	—	(111)	(468)
Realized and unrealized gain on commodity contracts	—	—	—	232	232
Foreign exchange gain (loss) and other	(111)	(177)	—	(653)	(941)

Net loss	$(5,000)	$(3,944)	$—	$(9,245)	$(18,189)

Investing activities
Property, plant and equipment expenditures	$4,207	$9,997	$10,646	$394	$25,244
Deferred stripping expenditures	12,818	—	—	—	12,818

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

19.	SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2003

	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total

Revenue from sale of minerals	$30,858	$35,983	$—	$—	$66,841

Direct operating costs	27,149	28,535	—	—	55,684
Depreciation and amortization	1,251	3,731	—	15	4,997
General and administrative	—	—	—	4,651	4,651
Share-based compensation	—	—	—	376	376
Accrued site closure costs — accretion expense	500	780	—	—	1,280
Royalties	—	898	—	—	898
Exploration and development	—	—	1,553	564	2,117

	28,900	33,944	1,553	5,606	70,003

Operating income (loss)	1,958	2,039	(1,553)	(5,606)	(3,162)
Interest income	—	—	—	213	213
Interest expense	(152)	(339)	—	(53)	(544)
Foreign exchange gain (loss) and other	—	—	(271)	1,578	1,307

Net (loss) income	$1,806	$1,700	$(1,824)	$(3,868)	$(2,186)

Investing activities
Property, plant and equipment expenditures	$4,184	$4,489	$3,937	$531	$13,141
Deferred stripping expenditures	8,734	—	—	—	8,734

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

19.	SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2002

	Montana	Florida	Black	Corporate
	Tunnels	Canyon	Fox	and Other	Total

Revenue from sale of minerals	$—	$20,410	$—	$—	$20,410

Direct operating costs	—	15,696	—	30	15,726
Depreciation and amortization	—	3,488	—	—	3,488
General and administrative	—	—	—	2,286	2,286
Share-based compensation	—	—	—	615	615
Accrued site closure costs — accretion expense	300	471	—	—	771
Royalties	—	508	—	—	508
Exploration and development	114	—	—	337	451

	414	20,163	—	3,268	23,845

Operating income (loss)	(414)	247	—	(3,268)	(3,435)
Interest income	29	—	—	47	76
Interest expense	(260)	(463)	—	(268)	(991)
Foreign exchange gain (loss) and other	236	621	(99)	541	1,299

Net (loss) income	$(409)	$405	$(99)	$(2,948)	$(3,051)

Investing activities Property, plant and equipment expenditures	$1,967	$2,515	$4,977	$—	$9,459
Deferred stripping expenditures	12,129	—	—	—	12,129
20.     DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP
      The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the years ended December 31, 2004, 2003 and 2002.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)
      Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:
Consolidated Balance Sheets as at December 31, 2004 and 2003

			Deferred				Equity
	Property,	Deferred	Loss on				Component of
	Plant and	Stripping	Commodity	Deferred	Convertible	Share	Convertible	Contributed
	Equipment	Costs	Contracts	Financing	Debentures	Capital	Debenture	Surplus	Deficit

As at December 31, 2004, Canadian GAAP	$58,544	$36,851	$1,340	$901	$5,538	$141,795	$1,815	$9,627	$(70,177)
Impairment of property, plant and equipment, capitalized deferred stripping costs and change in depreciation and amortization(b)	(4,848)	(8,199)	—	—	—	—	—	—	(13,047)
Black Fox development costs(c)	(14,048)	—	—	—	—	—	—	—	(14,048)
Convertible debenture(d)(i)	—	—	—	350	2,321	—	(1,815)	123	(279)
Convertible debenture(d)(ii)	—	—	—	—	—	—	—	20,675	(20,675)
Commodity contracts(e)	—	—	(1,340)	—	—	—	—	—	(1,340)
Flow-through common shares(f)	—	—		—	—	(238)	—	—	238

As at December 31, 2004, U.S. GAAP	$39,648	$28,652	$—	$1,251	$7,859	$141,557	$—	$30,425	$(119,328)

	Property,	Deferred
	Plant and	Stripping	Accounts	Other	Share	Contributed
	Equipment	Costs	Payable	Liabilities	Capital	Surplus	Deficit

As at December 31, 2003, Canadian GAAP	$38,519	$24,033	$5,848	$—	$120,624	$7,172	$(46,137)
Share-based compensation(a)	—	—	—	—	—	4,343	(4,343)
Impairment of property, plant and equipment, capitalized deferred stripping costs and change in depreciation and amortization(b)	(5,543)	(8,740)	—	—	—	—	(14,283)
Black Fox development costs(c)	(3,643)	—	—	—	—	—	(3,643)
Convertible debenture((d)(ii))	—	—	—	—	—	20,675	(20,675)
Commodity contracts(e)	—	—	(551)	5,911	—	—	(5,360)
Flow-through common shares(f)	—	—	—	—	(238)	—	238

As at December 31, 2003, U.S. GAAP	$29,333	$15,293	$5,297	$5,911	$120,386	$32,190	$(94,203)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)
      Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	2004	2003	2002

Net loss for the year ended December 31, based on Canadian GAAP	$(18,189)	$(2,186)	$(3,051)
Cumulative effect of change in accounting policy(a)	(1,508)	—	—
Share-based compensation(a)	—	(1,739)	(2,604)
Impairment of property, plant and equipment and change in depreciation(b)	695	(87)	(5,456)
Impairment of capitalized deferred stripping costs and change in amortization(b)	541	88	(8,828)
Black Fox development costs(c)	(10,405)	(3,643)	—
Convertible debenture ((d)(i))	(279)	—	—
Convertible debenture ((d)(ii))	—	—	(20,675)
Commodity contracts loss(e)	4,020	(3,095)	(2,265)
Flow-through shares premium paid in excess of market value(e)	—	238	—

Net loss for the year based on U.S. GAAP	$(25,125)	$(10,424)	$(42,879)

Comprehensive loss	$(25,125)	$(10,424)	$(42,879)

Net loss per share — U.S. GAAP — basic and diluted	$(0.32)	$(0.19)	$(2.22)

(a)	Share-based compensation
      Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870 (Note 3 (p)). Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) resulting in a cumulative effect of change in accounting policy of $1.5 million. Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. As required by SFAS 148, the Company must disclose the impact on net income and basic and diluted loss per share as if the fair value based method had been applied in the comparative periods.

	2004	2003	2002

Net loss based on U.S. GAAP	$(25,125)	$(10,424)	$(42,879)
Stock option expense as reported	767	2,115	3,219
Pro forma stock option expense	(767)	(4,247)	(2,595)

Net loss — pro forma	$(25,125)	$(12,556)	$(42,255)

Net loss	$(0.32)	$(0.19)	$(2.22)
Stock option expense as reported	0.01	0.04	0.17
Pro forma stock option expense	(0.01)	(0.08)	(0.14)

Net loss per share, basic — pro forma	$(0.32)	$(0.23)	$(2.19)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(b)	Impairment of property, plant and equipment and capitalized deferred stripping costs
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

(c)	Black Fox Project
      Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $14.1 million has been recorded as at December 31, 2004.

(d)	Convertible debenture
      (i) Under Canadian GAAP, the convertible debentures were recorded as a compound financial instrument including detachable note warrants (Note 9). On issuance in November 2004, under U.S. GAAP, the detachable note warrant is similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the convertible debenture in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.
      (ii) Under Canadian GAAP, the convertible debentures were recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $20.7 million in the year ended December 31, 2002. Canadian GAAP does not require the recognition of any beneficial conversion feature.

(e)	Commodity contracts
      Prior to January 1, 2004 under U.S. GAAP unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of AcG-13 (Note 3 (o)) and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP. As described in Note 14 (c) quarterly losses for 2004 have

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(e)	Commodity contracts (continued)
been restated to reflect the correct accounting treatment for these commodity contracts in accordance with Canadian GAAP.

	Quarter 1		Quarter 2		Quarter 3

	As		As		As
	reported	Restated	reported	Restated	reported	Restated

Realized and unrealized gain (loss) on commodity contracts	$819	$1,005	$1,431	$1,005	$916	$1,005

Net loss	$(3,380)	$(3,817)	$(9,484)	$(8,054)	$(7,754)	$(8,681)
Unrealized gain (loss) on cash flow hedges	(437)	—	1,430	—	(927)	—

Comprehensive loss	$(3,817)	$(3,817)	$(8,054)	$(8,054)	$(8,681)	$(8,681)

(f)	Flow-through common shares
      Under Canadian income tax legislation, a company is permitted to issue shares whereby the Company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. The Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP. At the time of issue, the funds received are recorded as share capital. For U.S. GAAP, the premium over (discount from) market value is credited (debited) to other liabilities (deferred costs) and included in income as the qualifying expenditures are made.
      Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at December 31, 2004, unexpended flow-through funds were $0.6 million (December 31, 2003 — $Nil).

(g)	Statement of cash flows
      Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the year ended December 31, 2004, 2003 and 2002 would reflect a reduction in cash utilized in investing activities of $12.8 million, $8.7 million and $12.1 million respectively, and a corresponding increase in cash utilized in operating activities.

(h)	Comprehensive income
      Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only component of comprehensive loss is the net loss for the period.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(i)	Recently issued accounting pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to receive expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and/or expected residual returns of the VIE. FIN No. 46(R) was effective for the company in the first quarter, and there was no material impact on its financial position, results of operations or cash flows from adoption.
      On September 30, 2004, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted earnings (loss) per share regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted earnings (loss) per share amounts presented for comparative purposes be restated. Upon ratification by the Financial Accounting Standards Board (“FASB”), EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.
      During 2004, the Emerging Issues Task Force (“EITF”) formed a committee (the “Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements — (Continued)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(i)	Recently issued accounting pronouncements (continued)
SFAS No. 141, Business Combinations (“SFAS No. 141”) to business combinations within the mining industry and the capitalization of costs after the commencement of production, including deferred stripping.
      In March 2004, the ETIF reached a consensus, based upon the Committee’s deliberations and ratified by the FASB, that mineral interests conveyed by leases should be considered tangible assets. On April 30, 2004, the FASB issued a FASB Staff Position (“FSP”) amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on the Company’s financial position or results of operations.
      During 2004, deliberations began on EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are often referred to as “stripping costs”. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units-of-production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. Questions have been raised about the appropriate accounting for stripping costs incurred during the production phase, and diversity in practice exists. In response to these questions, the EITF has undertaken a project to develop an Abstract to address the questions and clarify the appropriate accounting treatment for stripping costs under US GAAP. The EITF is in the process of deliberating these questions and upon completion of their deliberations they will issue EITF 04-6, which will represent an authoritative US GAAP pronouncement for stripping costs. EITF 04-6 is expected to be approved and issued in the first quarter 2005, following which the Company will evaluate the impact, if any, the adoption of EITF 04-6 will have on the Company’s financial position or results of operations.
      In March 2004, the EITF reached a consensus on EITF 04-3, Mining Assets, Impairment and Business Combinations, which addresses that value beyond proven and probable reserves (VBPP) should be included in the value allocated to mining assets in a purchase price allocation and that the cash flows associated with VBPP in estimates of future cash flows (both undiscounted and discounted) used for determining whether a mining asset is impaired under Statement 144. The EITF is effective for resulting periods beginning after Board ratification, March 31, 2004, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on the Company’s financial position or results of operation.

21.	SUBSEQUENT EVENTS
      On January 12, 2005, the Company completed the second tranche of a private placement of 4,200,000 units with an exercise price of $0.75 for proceeds of $3.1 million, net of expenses of $0.2 million and fair value of broker’s units of $0.3 million. Each unit is convertible at no additional cost into one common share of the Company and 0.75 share purchase warrant with each whole share purchase warrant entitling the purchase of one share of the Company for two years at a price of $1.00 per share. In connection with this offering, 420,000 broker units were issued with the same terms as described above.

INDEX TO EXHIBITS

Exhibit
No.	Exhibit Name

21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Mine Development Associates
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act