Form 10-Q
period 2005-03-31
APOLLO GOLD CORP
filed 2005-05-11
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001–31593

APOLLO GOLD CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Yukon Territory, Canada (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)

5655 South Yosemite St., Suite 200
Greenwood Village, Colorado 80111-3220
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (720) 886–9656

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12–b2 of the Exchange Act).

Yes ☑      No ☐

At May 6, 2005, there were 96,206,449 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

     This report contains forward–looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward–looking statements involve risks, uncertainties and other factors. All forward–looking statements included in this document are based on information available to us on the date hereof and speak only as of the date hereof. The factors discussed under “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2004 (the “Annual Report”) are among those factors that, in some cases, have affected our results and could cause the actual results to differ materially from those projected in the forward–looking statements.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

     Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. This Quarterly Report on Form 10–Q should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-K.

Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

     Unless stated otherwise, all dollar amounts are expressed in United States dollars.

     References to “we,” “our,” “us,” the “Company” or “Apollo” mean Apollo Gold Corporation and its consolidated subsidiaries, or to any one or more of them, as the context requires.

NON–GAAP FINANCIAL INFORMATION

     The cash operating, total cash and total production costs are non – GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers. We have included cash operating costs information to provide investors with information about the cost structure of our mining operations.

     The term “cash operating costs” is used on a per ounce of gold basis. Cash operating costs per ounce is equivalent to direct operating expense, less production royalties and mining taxes but includes by–product credits for payable silver, lead and zinc.

     The term “total cash costs” is inclusive of the above with the addition of production royalties and mining taxes.

     The term “total production costs” includes all total cash costs with the addition of the non–cash portion of the costs including depreciation and amortization.

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

   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

APOLLO GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands of United States Dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Current
Cash and cash equivalents	$2,519	$6,947
Accounts receivable	5,962	3,088
Prepaids	357	423
Broken ore on leach pad	10,266	8,960
Inventories	2,505	3,242

Total Current Assets	21,609	22,660

Broken ore on leach pad – long-term	2,467	4,824
Property, plant and equipment	59,347	58,544
Deferred stripping costs	37,365	36,851
Restricted certificate of deposit	9,778	9,366
Deferred loss on commodity contracts	335	1,340
Deferred financing costs	823	901

Total Assets	$131,724	$134,486

Liabilities
Current
Accounts payable	$8,181	$10,035
Accrued liabilities	3,164	2,447
Unrealized loss on commodity contracts	337	1,500
Notes payable	2,406	2,833
Property and mining taxes payable	1,225	1,070

Total Current Liabilities	15,313	17,885

Notes payable and long-term liability	535	799
Convertible debentures	5,940	5,538
Accrued site closure costs	26,617	26,192

Total Liabilities	48,405	50,414

Continuing operations (Note 1)

Shareholders’ Equity
Share capital (Note 4)	144,385	141,795
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,815
Note warrants	781	781
Contributed surplus	10,023	9,627
Deficit	(73,910)	(70,177)

Total Shareholders Equity	83,319	84,072

Total Liabilities and Shareholders Equity	$131,724	$134,486

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(in thousands of United States Dollars, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
		(Restated - Note 6)
Revenue
Revenue from sale of minerals	$15,694	$19,979
Operating Expenses
Direct operating costs	16,808	17,151
Depreciation and amortization	1,234	1,320
General and administrative expenses	1,650	1,730
Stock–based compensation	202	27
Accretion expense	414	345
Royalty expense	88	210
Exploration and business development	240	139

	20,636	20,922

Operating Loss	(4,942)	(943)
Other Income (Expenses)
Interest income	104	148
Interest expense	(741)	(110)
Gain on sale of property, plant and equipment	1,834	—
Foreign exchange loss and other	(26)	(188)
Realized and unrealized gain (loss) on commodity contracts	38	(523)

Net loss for the period	(3,733)	(1,616)
Deficit, beginning of period	(70,177)	(51,988)

Deficit, end of period	$(73,910)	$(53,604)

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding	94,857,192	74,654,540

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands of United States Dollars, except per share amounts)
(unaudited)

				Equity
				Component
			Issuable	of
	Share Capital		Common	Convertible	Note	Contributed
	Number of Shares	Amount	Shares	Debentures	Warrant	Surplus	Deficit	Total
Balance, December 31, 2003	73,539,790	$120,881	$231	$—	$—	$12,766	$(51,988)	81,890
Units issued for cash	8,299,999	4,873	—	—	—	622	—	5,495
Conversion of special warrants	2,326,666	1,449	—	—	—	50	—	1,499
Flow-through common shares	714,283	515	—	—	—	—	—	515
Warrants exercised	5,399,848	12,695	—	—	—	(4,083)	—	8,612
Options exercised	399,054	966	—	—	—	(647)	—	319
Shares reacquired and cancelled	(20,500)	(48)	—	—	—	—	—	(48)
Shares issued for Huizopa interest	48,978	88	—	—	—	—	—	88
Shares issued for 2003 share-based compensation	265,000	376	—	—	—	(376)	—	—
Bridge loan compensation warrants	—	—	—	—	—	275	—	275
Equity component of convertible debentures	—	—	—	1,815	—	63	—	1,878
Note warrant	—	—	—	—	781	27	—	808
Debenture compensation warrants	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	—	767	—	767

Net loss	—	—	—	—	—	—	(18,189)	(18,189)

Balance, December 31, 2004	90,973,118	141,795	231	1,815	781	9,627	(70,177)	84,072
Unit issued for cash	4,199,998	2,567	—	—	—	194	—	2,761
Conversion of convertible debentures	33,333	23	—	(6)	—	—	—	17
Stock-based compensation	—	—	—	—	—	202	—	202

Net loss	—	—	—	—	—	—	(3,733)	(3,733)

Balance, March 31, 2005	95,206,449	$144,385	$231	$1,809	781	$10,023	$(73,910)	$83,319

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of United States Dollars)
(unaudited)

	Three months ended
	March 31,
	2005	2004
		(Restated - Note 6)
Operating Activities
Net loss for the period	$(3,733)	$(1,616)
Items not affecting cash
Depreciation and amortization	1,234	1,320
Amortization of deferred financing costs	80	—
Stock–based compensation	202	27
Accretion expense – accrued site closure costs	414	345
Accretion expense – convertible debentures	685	—
(Decrease) Increase in unrealized loss on commodity contracts	(1,163)	5,198
Decrease (Increase) in deferred loss on commodity contracts	1,005	(4,355)
Gain on sale of property, plant and equipment	(1,834)	—
Other	(15)	(66)
Net change in non–cash operating working capital items	759	(1,636)

	(2,366)	(783)

Investing Activities
Property, plant and equipment expenditures	(3,058)	(3,123)
Deferred stripping costs	(515)	(3,515)
Short-term investments	—	(2,057)
Proceeds from disposal of property, plant and equipment	118	—
Restricted Certificate of Deposit and other assets	(412)	(45)

	(3,867)	(8,740)

Financing Activities
Proceeds on issuance of shares	2,761	8,561
Convertible debentures interest paid	(265)	—
Acquisition and cancellation of shares	—	(48)
Payments of notes payable	(691)	(1,074)

	1,805	7,439

Net decrease in cash	(4,428)	(2,084)
Cash and cash equivalents, beginning of period	6,947	25,851

Cash and cash equivalents, end of period	$2,519	$23,767

Supplemental Cash Flow Information:
Interest paid	$662	$110

     During the three months ended March 31, 2004, property, plant and equipment totaling $340,000 was acquired under a capital lease arrangement.

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements

Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date, Apollo has funded its operations primarily through issuances of debt and equity securities. The Company’s ability to continue as a going concern is dependent on its ability to successfully operate the Montana Tunnels Mine and Florida Canyon Mine (including the Standard Mine), to generate cash flow for the remainder of 2005, and to raise additional funds from planned sales of spare mining equipment. We expect that these activities, in the aggregate will be sufficient to fund the operations for the remainder of 2005. External financing will be required to develop the Black Fox project. The availability, amount and timing of this financing is not certain at this time.

2.	NATURE OF OPERATIONS

Apollo Gold Corporation (“Apollo” or the “Company”) is engaged in gold mining including extraction, processing, refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and operates the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; and the Montana Tunnels Mine, an open pit mine and mill, producing gold doré and lead-gold and zinc-gold concentrates located in the State of Montana. The Company also owns the Standard Mine which is situated 8 kms south of the Florida Canyon Mine. The Standard Mine shares common facilities, such as warehousing, administration and the gold recovery plant, with the Florida Canyon Mine. Standard is an open pit heap leach operation which was developed during 2004 and the first quarter 2005, pouring its first ounce of gold in December 2004 and is expected to be in commercial production in the second quarter 2005. The Company also owns the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.

Apollo has a development property, the Black Fox Project, which is located in the Province of Ontario near the Township of Matheson. Apollo has four exploration properties located near the Florida Canyon Mine. Apollo also has rights to acquire up to an 80% interest in the Huizopa project located in the Sierra Madre gold belt in Mexico.

3.	ACCOUNTING POLICIES

These consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 8, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2004. Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2004.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

3.	ACCOUNTING POLICIES (Continued)

Certain of the comparative figures have been reclassified to conform with the current period presentation.

4.	SHARE CAPITAL

(a)	On January 7, 2005, the Company completed the second tranche of a private placement of 4,199,998 units with a purchase price of $0.75 for net proceeds of $2.8 million, net of expenses $0.3 million and fair value of broker’s compensation warrants of $0.2 million. Each unit is comprised of one common share of the Company and 0.75 share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company for two years at an exercise price of $1.00 per share. In connection with this offering, 420,000 broker’s compensation warrants were issued.

(b)	Warrants

The following summarizes outstanding warrants as at March 31, 2005:

	Number of	Exercise	Expiry
Warrants	Shares	Price	Date
653,277	653,277	$1.67	September 26, 2005
63,969	63,969	1.67	October 27, 2005
1,000,000	1,000,000	0.80	October 19, 2006
1,400,133	1,400,133	0.80	November 4, 2006
3,000,000	3,000,000	2.10	December 23, 2006
6,224,999	6,224,999	1.00	December 31, 2006
3,149,998	3,149,998	1.00	January 7, 2007
5,253,600	5,253,600	0.80	November 4, 2007
1,396,000	1,396,000	0.80	November 4, 2007

22,141,976	22,141,976

In addition, 1,250,000 compensation warrants are outstanding. Each compensation warrant is exercisable at $0.75 into one common share of the Company and 0.75 share purchase warrants, with each whole share purchase warrant exercisable into one common share of the Company at $1.00 per common share. The compensation warrants are immediately exercisable and expire on January 7, 2007. The share purchase warrants are exercisable for two years from the date of issuance.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

4.	SHARE CAPITAL (Continued)

(c)	Options

A summary of information concerning outstanding stock options at March 31, 2005 is as follows:

			Performance–based
	Fixed Stock Options		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price
Balances, December 31, 2004	2,196,300	$2.10	1,904,756	$0.80
Options granted	2,539,700	0.65	—	—
Options cancelled	(36,700)	(1.94)	—	—

Balances, March 31, 2005	4,699,300	$1.31	1,904,756	$0.80

(i)	Fixed stock option plan

The following table summarizes information concerning outstanding and exercisable fixed stock options at March 31, 2005:

Options Outstanding			Options Exercisable
				Weighted
		Weighted		Average
		Average		Exercise
Number		Exercise Price	Number	Price per
Outstanding	Expiry Date	per Share	Exercisable	Share
1,481,200	February 18, 2013	$2.24	1,481,200	$2.24
2,600	March 28, 2013	2.34	2,600	2.34
70,000	August 22, 2013	2.12	35,000	2.12
100,000	November 13, 2013	1.67	50,000	1.67
347,000	March 10, 2014	2.05	173,500	2.05
114,200	May 19, 2014	1.44	—	—
42,800	August 10, 2014	0.95	—	—
1,800	November 10, 2014	0.60	—	—
2,539,700	March 10, 2015	0.65	—	—

4,699,300		$1.31	1,742,300	$2.20

(ii)	Performance-based stock option plan

As at March 31, 2005, the 1,904,756 performance-based stock options were fully vested and have an expiry date of June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

4.	SHARE CAPITAL (Continued)

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Three months ended March 31,
	2005	2004
Risk free interest rate	3.6%	2.8%
Dividend yield	0%	0%
Volatility	73%	54%
Expected life in years	5	5

5.	INCOME TAXES

The Company did not record a recovery for income taxes for the period ended March 31, 2005 as the net loss carry forwards are fully offset by a valuation allowance.

6.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Commodity contracts

The Company entered into commodity contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of March 31, 2005 there were 4,000 ounces remaining on these contracts. The remaining 4,000 ounces were completed on April 25, 2005. The contracts gave the holder the right to buy, and the Company the right to sell, stipulated amounts of gold with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. As at March 31, 2005, the fair value of the contracts was a loss of approximately $0.3 million (December 31, 2004 – $1.5 million).

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

6.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (Continued)

Commodity contracts (continued)

The Company incorrectly accounted for the above commodity contracts with Standard Bank London Limited as hedges during each of the quarters ended March 31, June 30 and September 30, 2004. Quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts. The previously reported and restated information as at and for the three month period ended March 31, 2004 is disclosed below:

	As reported	As restated
Statement of Operations

Revenue	$20,079	$19,979
Realized and unrealized loss on commodity contracts	—	(523)
Net loss	(993)	(1,616)
Deficit	(52,981)	(53,604)
Basic and diluted loss per share	(0.01)	(0.02)

Balance Sheet

Deferred loss on commodity contracts	—	4,355
Accounts payable	5,420	5,200
Unrealized loss on commodity contracts	—	5,198

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

7.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels, Florida Canyon Mines and the new Standard Mine in the United States and the Black Fox development project in Canada. As the products and services of the Company’s largest segments, Montana Tunnels and Florida Canyon, are essentially the same, the reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The accounting policies for these segments are the same as those followed by the Company as a whole. Financial information for Florida Canyon and the Standard Mine is combined since they share common facilities, such as warehousing, administration and the gold recovery plant. Mining activities at Florida Canyon were temporarily suspended on March 1, 2005, although gold production continues from the leach pad. A decision on resumption of mining will be made later in 2005.

The Standard mine is in the development stage and is expected to be in commercial production in the second quarter 2005. The revenue from gold production in the first quarter 2005 was credited to the capital cost of development.

Amounts as at March 31, 2005 are as follows:

		Florida
	Montana	Canyon/		Corporate
	Tunnels	Standard	Black Fox	and Other	Total
Cash and cash equivalents	$106	$(6)	$247	$2,172	$2,519
Broken ore on leach pad – current	—	10,266	—	—	10,266
Other non-cash current assets	6,646	1,945	99	134	8,824

	6,752	12,205	346	2,306	21,609
Broken ore on leach pad – long-term	—	2,467	—	—	2,467
Property, plant and equipment	15,955	21,052	21,531	809	59,347
Deferred stripping costs	37,365	—	—	—	37,365
Restricted certificate of deposit	4,101	4,995	558	124	9,778
Deferred costs and losses	—	335	—	823	1,158

Total assets	$64,173	$41,054	$22,435	$4,062	$131,724

Current liabilities	$6,904	$4,682	$748	$2,979	$15,313
Notes payable and convertible debentures	266	269	—	5,940	6,475
Accrued site closure costs	11,950	14,667	—	—	26,617

Total liabilities	$19,120	$19,618	$748	$8,919	$48,405

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

7.	SEGMENTED INFORMATION (Continued)

Amounts as at December 31, 2004 are as follows:

		Florida
	Montana	Canyon/		Corporate
	Tunnels	Standard	Black Fox	and Other	Total
Cash and cash equivalents	$(260)	$61	$53	$7,093	$6,947
Broken ore on leach pad – current	–	8,960	–	–	8,960
Other non-cash current assets	4,985	1,489	151	128	6,753

	4,725	10,510	204	7,221	22,660

Broken ore on leach pad – long-term	–	4,824	–	–	4,824
Property, plant and equipment	17,239	20,945	19,560	800	58,544
Deferred stripping costs	36,851	–	–	–	36,851
Restricted certificate of deposit	3,752	4,995	562	57	9,366
Deferred costs and losses	–	1,340	–	901	2,241

Total assets	$62,567	$42,614	$20,326	$8,979	$134,486

Current liabilities	$6,943	$6,724	$481	$3,737	$17,885
Notes payable	423	376	—	5,538	6,337
Accrued site closure costs	11,753	14,439	—	—	26,192

Total liabilities	$19,119	$21,539	$481	$9,275	$50,414

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

7.	SEGMENTED INFORMATION (Continued)

Amounts for the three month periods ended March 31, 2005 and 2004, respectively, are as follows:

	Three Months Ended March 31, 2005
	Montana	Florida		Corporate
	Tunnels	Canyon	Black Fox	and Other	Total
Revenue from sale of minerals	$12,332	$3,362	$—	$—	$15,694

Direct operating costs	12,974	3,834	—	—	16,808
Depreciation and amortization	688	514	—	32	1,234
General and administrative expenses	—	—	—	1,650	1,650
Stock-based compensation	—	—	—	202	202
Accretion expense	197	217	—	—	414
Royalty expenses	—	88	—	—	88
Exploration and business development	—	—	—	240	240

	13,859	4,653	—	2,124	20,636

Operating loss	(1,527)	(1,291)	—	(2,124)	(4,942)
Interest income	—	—	—	104	104
Interest expense	(23)	(33)	—	(685)	(741)
Gain on sale of property, plant and equipment	1,365	469	—	—	1,834
Foreign exchange loss and other	—	—	—	(26)	(26)
Realized and unrealized gain on commodity contracts	—	—	—	38	38

Net loss	$(185)	$(855)	$—	$(2,693)	$(3,733)

Investing activities
Property, plant and equipment expenditures	$31	$1,017	$1,970	$40	$3,058
Deferred stripping expenditures	515	—	—	—	515

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

7.	SEGMENTED INFORMATION (Continued)

	Three Months Ended March 31, 2004
	Montana	Florida		Corporate
	Tunnels	Canyon	Black Fox	and Other	Total
Revenue from sale of minerals	$11,624	$8,355	$—	$—	$19,979

Direct operating costs	10,200	6,951	—	—	17,151
Depreciation and amortization	576	717	—	27	1,320
General and administrative expenses	—	—	—	1,730	1,730
Stock–based compensation	—	—	—	27	27
Accretion expense	41	304	—	—	345
Royalty expenses	—	210	—	—	210
Exploration and business development	—	—	—	139	139

	10,817	8,182	—	1,923	20,922

Operating income (loss)	807	173	—	(1,923)	(943)
Interest income	—	—	—	148	148
Interest expense	(44)	(66)	—	—	(110)
Foreign exchange loss and other	—	—	—	(188)	(188)
Realized and unrealized loss on commodity contracts	—	—		(523)	(523)

Net income (loss)	$763	$107	$—	$(2,486)	$(1,616)

Investing activities
Property, plant and equipment expenditures	$350	$699	$2,007	$67	$3,123
Deferred stripping expenditures	3,515	—	—	—	3,515

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

8.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three month periods ended March 31, 2005 and 2004.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

Consolidated Balance Sheet
March 31, 2005

								Equity
				Deferred				Component
	Broken	Property	Deferred	Loss on				of
	Ore on	Plant and	Stripping	Commodity	Deferred	Convertible	Share	Convertible	Contributed
	Leach Pad	Equipment	Costs	Contracts	Financing	Debentures	Capital	Debentures	Surplus	Deficit
As at March 31, 2005, Canadian GAAP	$10,266	$59,347	$37,365	$335	$823	$5,940	$144,385	$1,809	$10,023	$(73,910)
Impairment of property, plant and equipment, capitalized deferred stripping costs and change in depreciation and amortization (b)	—	(4,686)	(8,034)	—	—	—	—	—	—	(12,720)
Black Fox development costs (c)	—	(16,018)	—	—	—	—	—	—	—	(16,018)
Convertible debenture (d)(i)	—	—	—	—	319	1,974	(1)	(1,809)	123	32
Convertible debenture (d)(ii)	—	—	—	—	—	—	—	—	20,675	(20,675)
Commodity contracts (e)	—	—	—	(335)	—	—	—	—	—	(335)
Flow—through common shares (f)	—	—	—	—	—	—	(238)	—	—	238
Commencement of operations at Standard Mine (i)	266	(580)	—	—	—	—	—	—	—	(314)

As at March 31, 2005, U.S. GAAP	$10,532	$38,063	$29,331	$—	$1,142	$7,914	$144,146	$—	$30,821	$(123,702)

Consolidated Balance Sheet
December 31, 2004

							Equity
			Deferred				Component
	Property	Deferred	Loss on				of
	Plant and	Stripping	Commodity	Deferred	Convertible	Share	Convertible	Contributed
	Equipment	Costs	Contracts	Financing	Debentures	Capital	Debentures	Surplus	Deficit
As at December 31, 2004, Canadian GAAP	$58,544	$36,851	$1,340	$901	$5,538	$141,795	$1,815	$9,627	$(70,177)
Impairment of property, plant and equipment, capitalized deferred stripping costs and change in depreciation and amortization (b)	(4,848)	(8,199)	—	—	—	—	—	—	(13,047)
Black Fox development costs (c)	(14,048)	—	—	—	—	—	—	—	(14,048)
Convertible debenture (d)(i)	—	—	—	350	2,321	—	(1,815)	123	(279)
Convertible debenture (d)(ii)	—	—	—	—	—	—	—	20,675	(20,675)
Commodity contracts (e)	—	—	(1,340)	—	—	—	—	—	(1,340)
Flow—through common shares (f)	—	—	—	—	—	(238)	—	—	238

As at December 31, 2004, U.S. GAAP	$39,648	$28,652	$—	$1,251	$7,859	$141,557	—	$30,425	$(119,328)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

8.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	2005	2004
		(Restated —
		Note 8e)
Net loss for the three month period ended March 31, based on Canadian GAAP	$(3,733)	$(1,616)
Cumulative effect of change in accounting policy (a)	—	(1,508)
Change in depreciation of property, plant and equipment (b)	162	142
Change in amortization of capitalized deferred stripping costs (b)	165	155
Black Fox development costs (c)	(1,970)	(1,995)
Convertible debenture ((d)(i))	311	—
Commodity contracts loss (e)	1,005	1,005
Standard Mine development costs (i)	(314)	—

Net loss for the period based on U.S. GAAP	$(4,374)	$(3,817)

Comprehensive loss	$(4,374)	$(3,817)

Net loss per share – U.S. GAAP basic and diluted	$(0.05)	$(0.05)

(a)	Stock-based compensation

Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870. Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees.

(b)	Impairment of property, plant and equipment and capitalized deferred stripping costs

Under Canadian GAAP, write-downs for impairment of property, plant and equipment and capitalized deferred stripping costs are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. In 2002, under U.S. GAAP, write-downs were determined using proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and capitalized deferred stripping costs was recorded in 2002 and an adjustment to the related depreciation and amortization expense has been recorded.

(c)	Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred, pending completion of a feasibility study. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $16.0 million has been recorded as at March 31, 2005.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

8.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(d)	Convertible debenture

(i)	Under Canadian GAAP, the convertible debentures were recorded as a compound financial instrument including detachable note warrants. On issuance in November 2004, under U.S. GAAP, the detachable note warrant is similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the convertible debenture in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

(ii)	Under Canadian GAAP, the convertible debentures were recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature represented by the excess of the fair value of the shares and warrants issuable on conversion of the debenture, measured on the commitment date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $20.7 million in the year ended December 31, 2002. Canadian GAAP does not require the recognition of any beneficial conversion feature.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

8.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(e)	Commodity contracts

Prior to January 1, 2004 under U.S. GAAP unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of Accounting Guideline 13 and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP. As described in Note 6, quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts in accordance with Canadian GAAP. Similarly, under U.S. GAAP the Company incorrectly accounted for the unrealized loss on cash flow hedges as a component of comprehensive loss, rather than net loss for the period. The previously reported and restated information as at and for the three month period ended March 31, 2004 is disclosed below:

	As reported	As restated
Realized and unrealized gain on commodity contracts	$819	$1,005

Net loss	$(3,380)	$(3,817)
Unrealized loss on cash flow hedges	(437)	—

Comprehensive loss	$(3,817)	$(3,817)

(f)	Flow-through common shares

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at March 31, 2005, unexpended flow-through funds were $ 0.4 million (December 31, 2004 — $0.6 million).

(g)	Statement of cash flows

Under Canadian GAAP, expenditures incurred for deferred stripping costs are included in cash flows from investing activities in the consolidated statement of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the three month periods ended March 31, 2005 and 2004 would reflect a reduction in cash utilized in investing activities of $0.5 million and $3.5 million, respectively, and a corresponding increase in cash utilized in operating activities.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2005
(Stated in United States Dollars; tabular amounts in thousands)
(Unaudited)

8.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(h)	Comprehensive income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only component of comprehensive loss is the net loss for the period.

(i)	Commencement of operations at Standard Mine

According to Canadian GAAP the Standard Mine was not in production in the first quarter 2005. Under U.S. GAAP, commercial production is defined as when construction is complete and saleable minerals are produced which was March 1, 2005. Accordingly per U.S. GAAP purposes a reduction in property, plant and equipment of $0.6 million, an addition of broken ore inventory of $0.3 million and net loss of $0.3 million has been recorded at March 31, 2005.

(j)	Recently issued accounting pronouncements

In March 2005, The EITF reached a consensus that stripping costs incurred during the production phase are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The consensus in this issue is effective for fiscal periods beginning after December 15, 2005, with early adoption permitted. The effect of initially applying this consensus will be accounted for similar to a cumulative effect adjustment under APB Opinion No. 20. Disclosure of the pro forma effects of the application on net income is not required. Alternatively, an entity may recognize this change in accounting by restating its prior period financial statements through retrospective application of this consensus. The Company is currently evaluating the impact of this consensus.

9.	SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company has restructured its existing earn-in joint venture arrangement with Argonaut Mines LLC (“Argonaut”) at the Huizopa project in Mexico and the Company issued 1,000,000 common shares to Argonaut on May 6, 2005. Following the restructuring the Company’s Mexican subsidiary will own Argonaut’s former subsidiary which has a contractual interest in two of the concessions at the project and the Company will no longer have any earn-in requirements for the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL DOLLAR AMOUNTS ARE EXPRESSED IN UNITED STATES DOLLARS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). For a reconciliation to accounting principles generally accepted in the United States (US GAAP), see Note 8 to the attached consolidated financial statements.

In this Form 10-Q, the terms “cash operating cost” and “total cash cost” are used on a per ounce of gold basis. Cash operating cost per ounce is equivalent to direct operating costs expense for the period as found on the Consolidated Statements of Operations, less mining taxes and by-product credits received for silver, lead, and zinc production divided by the number of ounces of gold sold during the period. Total cash cost per ounce is equivalent to mining operation expenses for the period, less by-product credits received for silver, lead and zinc production, plus royalty expenses payable, divided by the number of ounces of gold sold during the period. The term “total production costs” is total cash costs plus depreciation and amortization.

Reconciliation of	Three months ended
Cash Operating and Total Production Costs Per Ounce	March 31,
($ in thousands)	2005	2004
Gold Ounces Sold	22,491	33,170
Direct Operating Costs	16,808	17,151
Less: Mining Taxes	417	401
By-Product Credits	7,050	7,371
Cash Operating Cost	9,341	9,379
Cash Operating Cost per Ounce	$415	$283
Cash Operating Costs	9,341	9,379
Add: Mining Taxes	417	401
Royalty Expense	88	210
Total Cash Costs	9,846	9,990
Total Cash Cost per Ounce	$438	$301
Total Cash Costs	9,846	9,990
Add: Depreciation & Amortization (operations only)	1,202	1,293
Total Production Costs	11,048	11,283
Total Production Cost per Ounce	$491	$340

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

The following presents a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2005 and the same time period for 2004.

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

     In the first quarter 2005 gold production was 22,491 ounces at a total cash cost of $438 per ounce.

     Production at Montana Tunnels at 12,645 ounces was lower than expected but higher than the 10,783 ounces produced in the same period 2004. Total cash costs at Montana Tunnels at $472 per ounce were higher than expected and also higher than those in the same period 2004.

     Production at Florida Canyon was slightly higher than expected at 9,846 ounces but significantly lower than the first quarter 2004 when production was 22,387 ounces.

     At Florida Canyon during the first quarter 2005, the decision was taken to focus on the new Standard Mine and therefore, mining activity at Florida Canyon was temporally suspended from March 1, 2005. Production of gold however, continues at Florida Canyon as the gold contained within the pad is leached.

     The Standard Mine was developed during 2004 along with the construction of the associated heap leach facilities. Under Canadian GAAP it was determined that due to the plant only being commissioned in late February 2005, coupled with the limited leach pad fields available for leaching, the mine was not in production during the first quarter 2005. Under US GAAP production commenced on March 1, 2005, following completion of the plant.

     During the first quarter 2005 at Black Fox, 63 underground holes (14,803 meters) and 44 surface holes (7,941 meters) were completed, bringing total drilling conducted by Apollo to 442 surface holes and 273 underground holes or a total of 190,000 meters. The permitting process and a feasibility study were commenced in 2004 based on a plan for a combined open pit and underground mine, with an on-site mill, with a capacity of approximately 1,500 tonnes of ore per day. The feasibility study is expected to be completed in late 2005.

     The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:

Apollo Gold Corporation’s Production & Metals Price Averages (1)

	1st Qtr.
	2005	2004	2003	2002	2001
Gold (Ounces)	22,491	106,825	145,935	148,173	192,887
Silver (Ounces)	170,405	1,031,156	471,241	275,925	963,050
Lead (Pounds)	3,124,092	10,064,265	10,843,184	5,481,230	13,759,579
Zinc (Pounds)	6,420,429	26,222,805	21,792,452	15,328,392	40,158,321

Average Metal Prices:
Gold – London Bullion Mkt. ($/ounce)	$427	$409	$364	$310	$271
Silver – London Bullion Mkt. ($/ounce)	$6.97	$6.66	$4.88	$4.59	$4.37
Lead – LME ($/pound)	$0.44	$0.40	$0.23	$0.20	$0.22
Zinc – LME ($/pound).	$0.60	$0.48	$0.38	$0.35	$0.40

(1)	Includes the operations of Nevoro Gold Corporation and its wholly–owned subsidiary Apollo Gold Inc., prior to June 25, 2002.

Gold production in the first quarter 2005 was approximately 2,500 ounces lower than expected. This short fall in production was at Montana Tunnels, due to a combination of lower mill through-put and lower grade of ore. Florida Canyon produce 9,846 ounces, slightly above expectation. Apollo’s total cash costs for the quarter were $438 per ounce of gold which was higher than expected with the cost at Florida Canyon being $394 per ounce and at Montana Tunnels being $472 per ounce.

As a result of the slower ramp up of the Standard Mine during the first quarter 2005 and the slightly lower than expected grades at Montana Tunnels, the Company has undertaken a review of its production forecasts for the remainder of the year. This review indicates that production for the remaining three quarters of 2005 will be in the range 87,000 to 107,000 ounces of gold at a total cash cost of approximately $350 to $380 per ounce. Total cash cost per ounce is as defined by the Gold Council and therefore includes such items as deferred stripping and drawdown of leach pad inventories, which is expected to total approximately $70 per ounce during the last three quarters of 2005.

Material Changes in Results of Operations

     Our revenues for the three months ended March 31, 2005 were $15.7 million derived primarily from the sale of 22,491 ounces of gold. This compares to $20.0 million derived primarily from the sale of 33,170 ounces of gold for the same period in 2004. The average price received for gold for the first three months of 2005 and 2004 was $384 and $380 per ounce, respectively. Our revenues for silver, zinc and lead for the three months ended March 31, 2005 were $7.0 million compared to $7.4 million during the same period 2004. The lower revenue in 2005 was due to reduced gold production as a result of the curtailment of mining activities at Florida Canyon and lower milling grades at Montana Tunnels.

     Sales of minerals from our Montana Tunnels Mine accounted for 79% of our revenues for the three months ended March 31, 2005, with the remaining 21% of revenues derived from sales of minerals from our Florida Canyon Mine. In the three months ended March 31, 2005, we received approximately 55% of our revenue from sales of gold and 45% from sales of silver, zinc and lead compared to 63% from the sales of gold and 37% from the sales of silver, zinc and lead for the same period in 2004. The drop in gold revenue percentage in 2005 is a result of the lower production from Florida Canyon mine.

     We sold 22,491 ounces of gold in the first quarter 2005 at a total cash cost of $438 per ounce, compared to 33,170 ounces at a total cash costs of $301 per ounce in the first quarter 2004. The increase in total cash costs is primarily attributable to the lower production at Florida Canyon plus the higher cost of fuel and steel at both operations.

Montana Tunnels

     During the first quarter of 2005, 5.4 million tons were mined at Montana Tunnels. Waste removed totaled 3.7 million tons. Revenues at Montana Tunnels were slightly behind our projections as the gold ore grades were slightly less than planned. Lower than planned mill throughput was due to process water quality problems resulting in lower gold and total metal production.

     The following presents the key statistics for the Montana Tunnels operation for the first quarter of 2005 and 2004.

	2005	2004
	First Quarter	First Quarter
Tons Mined	5,395,823	8,932,282
Tons Milled	1,410,782	1,108,589

Production:
Gold Ounces	12,645	10,783
Silver Ounces	164,006	118,758
Lead Pounds	3,124,092	3,143,393
Zinc Pounds	6,420,429	9,040,272
Total cash costs per ounce	$472	$278
Total production costs per ounce	$527	$332

Total Revenue ($millions)	$12.3	$11.6
Capital Expenditures ($millions)	$0.5	$3.8

     Total mine tonnage moved during the first quarter 2005 was 5,395,823 tons compared to 8,932,282 tons mined in the same quarter 2004. Of the total mined in the first quarter 2005, 1,415,000 tons was ore, giving a strip ratio for the quarter of 2.6:1 which was slightly higher than expected. This compares to ore mined in the first quarter 2004 of 1,249,000 tons for a strip ratio of 6.0:1.

     Following the mill up-grade in 2004, 1,410,782 tons were milled in the quarter ended March 31, 2005 compared to 1,108,589 tons in the same quarter 2004. Ounces of gold produced at 12,645 ounces was 1,862 ounces higher than in 2004 but lower than expected as a result of tonnage through-put and lower than forecast grade. The lower than expected milling tonnage was due to severe weather in January and February causing the tailings pond to freeze, more than in previous winters. These factors, together with the unusual low water levels in the pond, restricted water supply to historic levels of milling rather than the up-rated throughput planned as a result of the mill upgrade project in 2004. These problems were identified and corrective action was taken.

     The lower grade of gold ore not only affected gold production but also zinc production, the revenue from which is treated as a by-product and therefore lowers the total cash cost per ounce of gold. Lower production of zinc therefore led to a higher total cash cost per ounce of gold.

Florida Canyon

     At Florida Canyon, production was 9,846 ounces of gold at a total cash cost of $394 per ounce for the three months ended March 31, 2005 as compared to 22,387 ounces of gold at a total cash cost of $314 per ounce for the same period in 2004. This lower production was a result of the lower mining activity following the reduction to one shift in the third quarter of 2004 and the temporary cessation of mining on March 1, 2005.

     The original plan was to mine throughout 2005. However management determined at the end of February that it should focus its manpower and resources on the Standard Mine and therefore the decision was taken to temporarily suspend mining activity from March 1, 2005 and to continue to produce gold by leaching down the gold contained within the existing pad. The decision whether to build the leach pad extension, which is fully permitted, and to resume mining will be taken later in the year. The mine cash costs were slightly higher than expected due to mining problems encountered in January and the early part of February as Nevada experienced its worst winter in decades with heavy snowfalls and freezing fogs disrupting mining activity and the leaching of the pad both during the snow and the subsequent thaw.

     Following are key operating statistics at Florida Canyon for the first quarter of 2005 compared to 2004:

	2005	2004
	First Quarter	First Quarter
Tons mined	960,292	6,389,682
Gold production	9,846	23,387
Silver production	6,399	20,055
Total cash costs per ounce	$394	$314
Total production costs per ounce	$446	$346
Total revenue ($ millions)	$3.2	$8.4
Capital Expenditures:
Florida Canyon ($ millions)	$0.0	$0.1
Standard Mine ($ millions)	$1.0	$0.6

Standard Mine

     At the Standard Mine loading of ore onto the heap leach pad continued throughout the quarter and the area under leach was expanded.

     During the first quarter 2005, tons mined were as expected at 2,012,711 tons of which 774,000 tons were ore with the balance being waste giving a strip ratio of 1.6:1. This strip ratio was higher than the average expected for the year 2005. All ore tons were placed on the pad at an average grade of 0.0163 ounces per ton.

     Under Canadian GAAP it was determined that due to construction of the plant only being completed in late February 2005, coupled with the limited number of leach fields available, the mine was not in production in the first quarter 2005. Standard Mine produced 3,600 ounces of gold during this period, the revenue from which was credited against capital costs.

Costs

     Direct operating costs were $16.8 million and $17.2 million for the three months ended March 31, 2005 and 2004, respectively. These amounts include mining and processing costs. Depreciation and amortization expenses were $1.2 million for the three months ended March 31, 2005 as compared to $1.2 million for the same period 2004.

     General administrative expenses were $1.7 million for the three months ended March 31, 2005, unchanged from the first quarter 2004. As from January 2004 the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock–Based

Compensation and Other Stock–Based Payments. As a result, share–based compensation was $202,000 in 2005 compared to $27,000 in the same period of 2004.

     Accrued accretion expense was $0.4 million related to accrued site closure costs at the Florida Canyon and Montana Tunnels mines for the three months ended March 31, 2005 compared to $0.3 million in the same period of 2004. Royalty expenses were $88,000 for the three months ended March 31, 2005 as compared to $210,000 at March 31, 2004 as a result of the lower gold production at Florida Canyon.

     Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in expenditures is due to increased exploration activities in Mexico.

     As a result of these expense components, our operating expenses totaled approximately $20.6 million for the three months ended March 2005, as compared to approximately $20.9 million for the same period in 2004.

     Apollo realized interest income of $104,000 during the three months ended March 31, 2005 and interest expense of $741,000 in the same period compared to $148,000 in interest income and $110,000 in interest expense during the comparable period in 2004. The interest income reduction is due to lower levels of cash being invested. The increase in interest expense is due to accretion on the convertible debenture issued in the fourth quarter of 2004.

     A $1.8 million gain on sale of spare mining equipment was realized during the first quarter 2005.

     Foreign exchange losses were $26,000 and $188,000 during the three months ended March 31, 2005 and 2004, respectively, from cash balances held in Canadian dollars. Apollo utilizes United States dollars as its functional and reporting currency.

     There was a $38,000 gain for the three months ended March 31, 2005 for the commodities contract with Standard Bank as compared to a $523,000 loss for the three months ended March 31, 2004.

     Based on these factors, Apollo incurred a loss of $3.7 million or $0.04 per share for the three months ended March 31, 2005, as compared to a loss of $1.6 million or $0.02 per share, for the three months ended March 31, 2004.

Material Changes in Liquidity

     To date, Apollo has funded its operations primarily through issuances of debt and equity securities. At March 31, 2005, cash and cash equivalents was $2.5 million, compared to cash and cash equivalents of $6.9 million at December 31, 2004. The decrease in cash from December 31, 2004 was primarily the result of operating cash outflows of $2.4 million, investment activities of $3.9 million plus a reduction of capital lease debt of $0.7 million and debenture interest paid of $0.3 million. These outflows were offset by funds from proceeds on issuance of shares of $2.8 million.

     Investing activities used $3.9 million of cash during the three months ended March 31, 2005, compared to $8.7 million in the same period 2004. Capital expenditures in the first quarter were $3.6 million of which $1.0 million were expended at Standard Mines, $2.0 million for the further development of the Black Fox project and $0.5 million in respect of the finalization of the Montana Tunnels waste strip program. In addition to this capital expenditure, $0.4 million was invested in the restricted cash account as part of the Montana Tunnels reclamation liability.

     During the quarter, the Company’s put/call gold straddle position was reduced from 16,000 ounces of gold down to 4,000 as of March 31, 2005. The final 4,000 ounces was delivered into the contract on April 25, 2005.

     Apollo intends to raise additional funds from the sale of spare mining equipment and may raise additional financing from the sale of debt or equity securities, which may include Canadian flow-through financing to fund a portion of its Canadian exploration. We expect that these funds, together with internally generated funds, will be sufficient to fund the remainder of the 2005 corporate overheads of approximately $5.0 million, lease payments of $1.8 million and debenture interest of $0.8 million.

     Financing activities for the three months ending March 31, 2005 included completing the second tranche of a registered offering of 4,199,998 units with an issue price of $0.75 for proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrant of $0.2 million.

Differences Between Canadian and US Generally Accepted Accounting Principles (GAAP)

     The Company reports under Canadian GAAP and reconciles to US GAAP. The application of US GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 8 of our interim financial statements.

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

     Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Form 10–K for the year ended December 31, 2004.

Contractual Obligations

     The Company has several outstanding equipment leases and financings. As of March 31, 2005, there are no material changes from the information presented in the Company’s Annual Report.

Off Balance Sheet Arrangements

     We have a contingent liability at our Black Fox property in the form of a $Cdn 3.0 million pre-production royalty payment to the original owners of the property due if and when the mine reaches commercial production.

Environmental

     As of March 31, 2005, we have accrued $26.6 million related to reclamation, severance and other closure requirements, an increase from December 31, 2004 of $0.4 million. This liability is covered by a combination of surety bonds, totaling $32.0 million, and cash bonds totaling $6.8 million, for a total reclamation surety, at March 31, 2005 of $38.8 million. We have accrued what management believes is the present value of our best estimate of the liability as of March 31, 2005; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors.

Subsequent Events

     Subsequent to March 31, 2005, on April 29, 2005, Apollo Gold and Argonaut Mines, LLC, together with their respective Mexican subsidiaries, entered into an Amended and Restated Agreement by which they restructured their existing arrangement at the Huizopa project in Mexico. The restructuring transaction was completed on May 6, 2005. In return for Argonaut’s agreement to restructure the existing arrangement at Huizopa, Apollo issued 1,000,000 common shares to Argonaut on May 6, 2005. Apollo’s Mexican subsidiary is now the owner of the Mexican subsidiary of Argonaut which has a contractual interest in two of the concessions at the project. As a result of that transaction, Apollo’s Mexican subsidiary no longer has any earn-in requirements pertaining to the Huizopa project, although it will still be responsible for the underlying payments to the landowner at the project, and the payments and performance of obligations required to maintain those concessions. If Apollo’s Mexican subsidiary chooses not to go forward with the project, it is obligated to transfer a controlling interest in the Mexican subsidiary of Argonaut back to Argonaut.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

     The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the US dollar revenue stream. Approximately 15% of our cash and cash equivalents were invested in Canadian dollar treasury notes at December 31, 2004. While we have realized exchange gains on such investments during 2004, a decrease in the value of the Canadian dollar versus the US dollar could result in exchange losses. We currently do not utilize market risk sensitive instruments to manage our exposure.

Commodity Price Risk

     We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $1.1 million change in pre-tax earnings and cash flows during 2005. We have in the past purchased puts/calls and we have 4,000 ounces of puts/calls outstanding at March 31, 2005. We may in the future more actively manage our exposure through hedging programs.

ITEM 4. CONTROLS AND PROCEDURES

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

     We identified material weaknesses for the year ended December 31, 2004 in two areas. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. First, we have deficient inventory control and management processes and lack of segregation of procurement and accounting duties at our Florida Canyon Mine, primarily due to a lack of sufficient personnel at the Florida Canyon Mine. Second, we lack appropriate review of non-routine or complex accounting matters, relating accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements.

     We have hired additional personnel and will implement new controls in the second quarter of 2005 at Florida Canyon Mine. In addition, we have developed and will continue to refine policies and procedures for the review, identification, and documentation of non-routine, complex transactions and the application of accounting standards to ensure compliance with Canadian and U.S. GAAP.

     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: May 9, 2005	/s/ R. David Russell

R. David Russell, President and
Chief Executive Officer

Date: May 9, 2005	/s/ Melvyn Williams

Melvyn Williams,
Chief Financial Officer and Senior Vice President
Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act