Form 10-Q
period 2005-06-30
APOLLO GOLD CORP
filed 2005-08-09
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (720) 886-9656
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
Yes ☑ No ☐
At August 8, 2005, there were 106,556,449 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “expects,” anticipates,” “intends,” believes” and similar expressions identify forward looking statements. These statements include comments regarding:
•	estimate of selling price and possible sale of our Nevada Assets;
•	production and production costs;
•	cash operating costs;
•	total cash costs;
•	grade;
•	remediation efforts;
•	exploration;
•	development;
•	cash flows;
•	future financing;
•	expenditures;
•	estimates of environmental liabilities;
•	cash balances;
•	our belief that certain deficiencies in our internal control and procedures have been remediated;
•	our ability to fund our working capital and capital expenditures; and
•	factors impacting our results of operations.
These forward looking statements are subject to numerous risks, uncertainties and assumptions, including unexpected changes in business and economic conditions; significant increases or decreases in gold, silver, or lead prices; timing and amount of production changes in mining and milling costs; results of current and future exploration activities; weather fluctuations; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.
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
     The term “cash operating costs” is used on a per ounce of gold basis. Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead and zinc.
     The term “total cash costs” is equivalent to cash operating costs plus production royalties and mining taxes.
     The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.
     This information differs from measures of performance determined in accordance with generally accepted accounting principles (GAAP) in Canada and the United States and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of these non-GAAP measures to our Statements of Operations.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of United States Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
		(Restated -
		Note 3(b))
Assets
Current
Cash and cash equivalents	$4,876	$6,886
Accounts receivable	1,870	2,963
Prepaids	115	109
Inventories	1,736	2,192
Current assets held for sale (Note 4)	8,084	10,510

Total Current Assets	16,681	22,660

Property, plant and equipment	39,747	37,599
Restricted certificate of deposit	5,171	4,371
Deferred financing costs	1,037	901
Non-current assets held for sale (Note 4)	27,414	32,104

Total Assets	$90,050	$97,635

Liabilities
Current
Accounts payable	$5,303	$5,942
Accrued liabilities	2,469	1,860
Notes payable	538	789
Property and mining taxes payable	1,196	1,070
Current liabilities held for sale (Note 4)	3,786	8,224

Total Current Liabilities	13,292	17,885

Notes payable and long-term liability	110	423
Convertible debentures	6,146	5,538
Accrued site closure costs	12,147	11,753
Non-current liabilities held for sale (Note 4)	14,913	14,815

Total Liabilities	46,608	50,414

Continuing operations (Note 1)

Shareholders’ Equity
Share capital (Note 5)	148,078	141,795
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,815
Note warrants	781	781
Contributed surplus	10,318	9,627
Deficit	(117,775)	(107,028)

Total Shareholders Equity	43,442	47,221

Total Liabilities and Shareholders Equity	$90,050	$97,635

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States Dollars, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated -		(Restated -
		Notes 3(b) and 7)		Notes 3(b) and 7)
Revenue
Revenue from sale of minerals	$10,581	$6,525	$22,913	$18,149

Operating Expenses
Direct operating costs	12,622	13,472	26,111	27,188
Depreciation and amortization	614	630	1,334	1,233
General and administrative expenses	1,216	1,508	2,866	3,238
Stock-based compensation	152	72	354	99
Accretion expense — accrued site closure costs	197	40	394	81
Exploration and business development	318	120	558	259

	15,119	15,842	31,617	32,098

Operating (Loss)	(4,538)	(9,317)	(8,704)	(13,949)
Other Income (Expenses)
Interest income	69	103	173	251
Interest expense	(485)	(39)	(1,193)	(83)
Gain on sale of property, plant and equipment	—	—	1,365	—
Foreign exchange loss and other	(7)	(300)	(33)	(488)

(Loss) from continuing operations	(4,961)	(9,553)	(8,392)	(14,269)
(Loss) income from discontinued operations (Note 4)	(1,538)	648	(2,355)	232

Net (loss) for the period	$(6,499)	$(8,905)	$(10,747)	$(14,037)

Basic and diluted net (loss) per share from:
Continuing operations	$(0.05)	$(0.12)	$(0.09)	$(0.18)
Discontinued operations	(0.02)	0.01	(0.02)	0.00

	$(0.07)	$(0.11)	$(0.11)	$(0.18)

Weighted average number of shares outstanding	98,777,880	79,482,734	96,828,366	77,068,637

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of United States Dollars)
(Unaudited)

				Equity
				Component
	Share Capital		Issuable	of
	Number of		Common	Convertible	Note	Contributed
	Shares	Amount	Shares	Debentures	Warrant	Surplus	Deficit	Total
Balance, December 31, 2003	73,539,790	$120,881	$231	$—	$—	$12,766	$(51,988)	$81,890
Cumulative effect of change in accounting policy (Note 3(b))	—	—	—	—	—	—	(24,033)	(24,033)

Adjusted balance, December 31, 2003	73,539,790	120,881	231	—	—	12,766	(76,021)	57,857

Units issued for cash	8,299,999	4,873	—	—	—	622	—	5,495
Conversion of special warrants	2,326,666	1,449	—	—	—	50	—	1,499
Flow-through common shares	714,283	515	—	—	—	—	—	515
Warrants exercised	5,399,848	12,695	—	—	—	(4,083)	—	8,612
Options exercised	399,054	966	—	—	—	(647)	—	319
Shares reacquired and cancelled	(20,500)	(48)	—	—	—	—	—	(48)
Shares issued for Huizopa interest	48,978	88	—	—	—	—	—	88
Shares issued for 2003 share-based compensation	265,000	376	—	—	—	(376)	—	—
Bridge loan compensation warrants	—	—	—	—	—	275	—	275
Equity component of convertible debentures	—	—	—	1,815	—	63	—	1,878
Note warrant	—	—	—	—	781	27	—	808
Debenture compensation warrants	—	—	—	—	—	163	—	163
Stock-based compensation	—	—	—	—	—	767	—	767
Net loss (Note 3(b))	—	—	—	—	—	—	(31,007)	(31,007)

Balance, December 31, 2004	90,973,118	141,795	231	1,815	781	9,627	(107,028)	47,221

Unit issued for cash	4,199,998	2,567	—	—	—	194	—	2,761
Shares issued for Huizopa interest restructuring	1,000,000	410	—	—	—	—	—	410
Shares issued for cash	10,000,000	3,183	—	—	—	—	—	3,183
Conversion of convertible debentures	33,333	23	—	(6)	—	—	—	17
Engagement fee shares and warrants	350,000	100	—	—	—	143	—	243
Stock-based compensation	—	—	—	—	—	354	—	354
Net loss	—	—	—	—	—	—	(10,747)	(10,747)

Balance, June 30, 2005	106,556,449	$148,078	$231	$1,809	$781	$10,318	$(117,775)	$43,442

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated -		(Restated -
		Note 7)		Note 7)
Operating Activities of Continuing Operations
Loss from continuing operations for the period	$(4,961)	$(9,553)	$(8,392)	$(14,269)
Items not affecting cash Depreciation and amortization	614	630	1,334	1,233
Amortization of deferred financing costs	79	—	159	—
Stock-based compensation	152	72	354	99
Accretion expense — accrued site closure costs	197	40	394	81
Accretion expense — convertible debentures	474	—	1,159	—
Gain on sale of property, plant and equipment	—	—	(1,365)	—
Net change in non-cash operating working capital items	551	1,344	1,639	1,432

	(2,894)	(7,467)	(4,718)	(11,424)

Investing Activities of Continuing Operations
Property, plant and equipment expenditures	(1,658)	(4,871)	(3,699)	(7,295)
Short-term investments	—	466	—	(1,591)
Proceeds from disposal of property, plant and equipment	1,991	—	1,991	—
Restricted certificate of deposit and other assets	(439)	(236)	(851)	(448)

	(106)	(4,641)	(2,559)	(9,334)

Financing Activities of Continuing Operations
Proceeds on issuance of shares	3,183	299	5,944	8,860
Convertible debentures interest paid	(265)	—	(530)	—
Acquisition and cancellation of shares	—	—	—	(48)
Payments of notes payable	(328)	(445)	(564)	(836)

	2,590	(146)	4,850	7,976

Net (decrease) in cash from continuing operations	(410)	(12,254)	(2,427)	(12,782)
Net increase (decrease) in cash from discontinued operations (Note 4)	2,761	(6,458)	417	(8,058)
Cash and cash equivalents, beginning of period	2,525	23,704	6,886	25,832

Cash and cash equivalents, end of period	$4,876	$4,992	$4,876	$4,992

Supplemental Cash Flow Information:
Interest paid	$303	$97	$625	$207

     During the three months ended June 30, 2005, the company issued 1,000,000 shares to Argonaut Mines LLC (“Argonaut”) in connection with the restructuring of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $410 as a result of this transaction.
     During the three months ended June 30, 2004, the company issued 48,978 shares to meet the earn-in requirements of the Huizopa joint venture agreement. Share capital and property, plant and equipment both increased by $88 as a result of this transaction.
     During the six months ended June 30, 2004, property, plant and equipment totaling $340 was acquired under a capital lease arrangement.
          The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

1.	CONTINUING OPERATIONS
These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date, Apollo has funded its operations primarily through issuances of debt and equity securities. The Company’s ability to continue as a going concern is dependent on its ability to successfully operate its mines to generate cash flow. The Company expects that these activities in the aggregate will be sufficient to fund the operations for the next twelve months. However, the Company does not expect that these funds are sufficient for the Company to complete the planned underground drilling program at the Black Fox Project, produce a bankable feasibility study in 2006 and commence an exploration program at its Huizopa project. Therefore, in May 2005 the Company adopted a plan to dispose of its Nevada assets (the “Nevada Assets”) (Florida Canyon Mine, Standard Mine and four exploration properties) (see Note 4). The Company expects to use a portion of the proceeds to secure the Company’s convertible debentures, currently secured by the Nevada Assets, with the balance used to supplement the funding of the Company’s general and administrative expenses, Montana Tunnels, the development of Black Fox and exploration at Huizopa. In conjunction with this plan the company has signed a non-binding letter of intent. External financing would be required to further develop and construct the Black Fox project. The availability, amount, terms and timing of this financing are not certain at this time.
2.	NATURE OF OPERATIONS
Apollo is engaged in gold mining including extraction, processing, refining and the production of other by-product metals, as well as related activities including exploration and development. The Company currently owns and operates the Montana Tunnels Mine, an open pit mine and mill, producing gold doré and lead-gold and zinc-gold concentrates located in the State of Montana. The Company also owns the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.
Apollo has a development property, the Black Fox Project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa exploration project, located in the Sierra Madre gold belt in Chihuahua, Mexico. Pursuant to an agreement with the previous owner of one of those Mexican subsidiaries (the “Previous Owner”), if Apollo exercises its right to acquire those concessions at the Huizopa project on which it currently holds an option, one of Apollo’s Mexican subsidiaries and a Mexican company owned by the Previous Owner will enter into a joint venture agreement governing activities at the Huizopa project going forward, pursuant to which Apollo can elect to ultimately retain up to an 80% interest in the Huizopa project. If Apollo’s Mexican subsidiary chooses not to go forward with the Huizopa project, it is obligated to transfer a controlling interest in the subsidiary that holds the option back to the Previous Owner, and to transfer 91% of the concessions it owns at the Huizopa Project back to the Previous Owner.
The Company’s assets held for sale, the Nevada Assets (Note 4), include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine, which shares common facilities, such as warehousing, administration and the gold recovery plant with the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine. Mining activities at the Florida Canyon Mine were temporarily suspended on March 1, 2005,

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

although gold production continues from the leach pad. The Standard Mine was developed during 2004 and 2005 and entered into commercial production on June 1, 2005.
3.	ACCOUNTING POLICIES
(a)	These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 9, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2004,except as disclosed in (b) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2004.
In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.
Certain of the comparative figures have been reclassified to conform with the current period presentation. In particular, the assets and liabilities of the Nevada Assets as at December 31, 2004 and their results of operations and cash flows for the three and six months ended June 30, 2004 (Note 4) have been classified as held for sale and discontinued operations, respectively.
(b)	On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) Issue 04-6 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.
In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2004 by $24,033,000 and to increase the net loss for the year ended December 31, 2004 by $12,818,000 ($0.16 per share) and the net loss for the three months ended March 31, 2005 by $515,000 ($0.01 per share). The net loss for the three months and six months ended June 30, 2004 increased by $3,834,000 ($0.05 per share) and $7,349,000 ($0.10 per share), respectively, as a result of this change.
4.	ASSETS HELD FOR SALE
During the second quarter, the Company adopted a plan to dispose of the Nevada Assets. When management identifies an asset held for sale, the Company estimates the net selling price of such

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

asset. At June 30, 2005, the Nevada Assets were classified as held for sale and the Company recorded an impairment of $4.6 million for the period then ended.
The following tables present summarized financial information related to discontinued operations:

	June 30, 2005	Dec 31, 2004
ASSETS
Cash and cash equivalents	$(195)	$61
Broken ore on leach pad — current	7,168	8,960
Other non-cash current assets	1,111	1,489

Current assets held for sale	8,084	10,510

Broken ore on leach pad — long-term	4,817	4,824
Property, plant and equipment	21,223	20,945
Restricted certificate of deposit	5,938	4,995
Deferred loss on commodity contracts (Note 7)	—	1,340
Less: impairment	(4,564)	—

Non-current assets held for sale	27,414	32,104

Total assets held for sale	35,498	42,614

LIABILITIES
Current liabilities held for sale	3,786	8,224

Notes payable	—	376
Accrued site closure costs	14,913	14,439

Non-current liabilities held for sale	14,913	14,815

Total liabilities held for sale	18,699	23,039

Net assets held for sale	$16,799	$19,575

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

4.	ASSETS HELD FOR SALE (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue from sale of minerals (Note 7)	$4,733	$6,751	$8,095	$15,106

Direct operating costs	4,059	6,608	7,893	13,559
Depreciation and amortization	263	652	777	1,369
Accretion expense	240	306	457	610
Royalty expenses	78	164	166	374
Exploration and business development	189	—	189	—
Impairment	4,564	—	4,564	—

	9,393	7,730	14,046	15,912

Operating loss	(4,660)	(979)	(5,951)	(806)
Interest expense	(24)	(58)	(57)	(124)
Gain on sale of property, plant and equipment	3,146	—	3,615	—
Realized and unrealized gain on commodity contracts (Note 7)	—	1,685	38	1,162

(Loss) income from discontinued operations	$(1,538)	$648	$(2,355)	$232

Net cash provided by (used in) operating activities	$1,476	$(1,551)	$486	$(1,936)
Net cash provided by (used in) investing activities	2,220	(4,342)	1,321	(4,874)
Net cash (used in) financing activities	(935)	(565)	(1,390)	(1,248)

Net cash inflow (outflow) from discontinued operations	$2,761	$(6,458)	$417	$(8,058)

5.	SHARE CAPITAL
(a)	Shares issued in 2005
(i)	On January 7, 2005, the Company completed the second tranche of a private placement of 4,199,998 units with a purchase price of $0.75 for net proceeds of $2.8 million, net of expenses $0.3 million and fair value of broker’s compensation warrants of $0.2 million. Each unit is comprised of one common share of the Company and 0.75 share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company for two years at an exercise price of $1.00 per share. In connection with the first and second tranches, 1,250,000 broker compensation warrants were issued. (See Note 5(b) for a description of the broker compensation warrants.)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

5.	SHARE CAPITAL (Continued)
(ii)	During the three months ended June 30, 2005, the Company restructured its existing earn-in joint venture arrangement with Argonaut at the Huizopa project in Mexico and issued 1,000,000 common shares to Argonaut in consideration for such restructuring. The shares issued were valued at $410,000 and recorded as property, plant and equipment within the balance sheet. Following this restructuring, the Company’s Mexican subsidiary owns Argonaut’s former subsidiary which has a contractual interest in two of the concessions at the project and the Company no longer has any earn-in requirement for the project, although it will still be responsible for the underlying payments to the landowner at the project, and the payments and performance or obligations required to maintain those concessions.

(iii)	On June 3, 2005, the Company completed the issuance to Jipangu Inc. (“Jipangu”) of 10,000,000 common shares at $0.32 (Cdn$0.40) per share for proceeds of $3.2 million, net of expense of $32,000.

(iv)	The Company issued to BMO Nesbitt Burns Inc. (“BMO”) on June 30, 2005, as an engagement fee to act as a financial adviser to the Company with respect to the sale of the Nevada Assets, 350,000 common shares of the Company and 1,250,000 common share purchase warrants of the Company, with each warrant immediately exercisable into one common share of the company at an exercise price of Cdn$0.40 and an expiry date of June 30, 2007. In addition, the Company has agreed to issue BMO 900,000 common shares of the Company upon closing if the Company completes or agrees to complete the sale of the Nevada Assets to Jipangu during the BMO engagement or within the following 12 months.
The 1,250,000 common share purchase warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 78%, an expected life of the warrants of two years, and an annual risk-free rate of 3.6%.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

     5. SHARE CAPITAL (Continued)
(b)	Warrants
The following summarizes outstanding warrants as at June 30, 2005:

	Number of	Exercise	Expiry
Warrants	Shares	Price	Date
653,277	653,277	$1.67	September 26, 2005
63,969	63,969	1.67	October 27, 2005
1,000,000	1,000,000	0.80	October 19, 2006
1,400,133	1,400,133	0.80	November 4, 2006
3,000,000	3,000,000	2.10	December 23, 2006
6,224,999	6,224,999	1.00	December 31, 2006
3,149,998	3,149,998	1.00	January 7, 2007
1,250,000	1,250,000	0.33	June 30, 2007
5,253,600	5,253,600	0.80	November 4, 2007
1,396,000	1,396,000	0.80	November 4, 2007

23,391,976	23,391,976

In addition, 1,250,000 broker compensation warrants were issued and were immediately exercisable on January 7, 2005. The broker compensation warrants were issued in connection with the first and second tranches of the private placement described in Note 5(a)(i). Each broker compensation warrant is exercisable at $0.75 into one common share of the Company and 0.75 of a share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at $1.00 per common share. The broker compensation warrants expire on January 7, 2007. The share purchase warrants are exercisable for two years from the date of issue.
(c)	Options
A summary of information concerning outstanding stock options at June 30, 2005 is as follows:

			Performance-based
	Fixed Stock Options		Stock Options
		Weighted		Weighted
	Number of	Average	Number of	Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price
Balances, December 31, 2004	2,196,300	$2.10	1,904,756	$0.80
Options granted	2,639,700	0.64	—	—
Options cancelled	(495,500)	(1.62)	—	—
Balances, June 30, 2005	4,340,500	$1.27	1,904,756	$0.80

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

5.	SHARE CAPITAL (Continued)
(i)	Fixed stock option plan
The following table summarizes information concerning outstanding and exercisable fixed stock options at June 30, 2005:

Options Outstanding			Options Exercisable
				Weighted
		Weighted		Average
		Average		Exercise
Number		Exercise Price	Number	Price per
Outstanding	Expiry Date	per Share	Exercisable	Share
1,273,900	February 18, 2013	$2.24	1,273,900	$2.24
2,600	March 28, 2013	2.34	2,600	2.34
100,000	November 13, 2013	1.67	50,000	1.67
347,000	March 10, 2014	2.05	173,500	2.05
111,800	May 19, 2014	1.44	55,900	1.44
42,800	August 10, 2014	0.95	—	—
1,200	November 10, 2014	0.60	—	—
2,361,200	March 10, 2015	0.65	—	—
100,000	April 6, 2015	0.39	—	—
4,340,500		$1.27	1,555,900	$2.17
(ii)	Performance-based stock option plan
As at June 30, 2005, the 1,904,756 performance-based stock options were fully vested and have an expiry date of June 25, 2007.
(d)	Stock-based compensation
The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Six months ended June 30,
	2005	2004
Risk free interest rate	3.7%	3.0%
Dividend yield	0%	0%
Volatility	73%	54%
Expected life in years	5	5

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

6.	INCOME TAXES
The Company did not record a recovery for income taxes for the period ended June 30, 2005 as the net loss carry forwards are fully offset by a valuation allowance.
7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
Commodity contracts
In 2003 the Company entered into commodity contracts with Standard Bank London Limited for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of June 30, 2005 there were no ounces remaining on these contracts. The contracts gave the holder the right to buy, and the Company the right to sell, stipulated amounts of gold with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce.
The Company incorrectly accounted for the above commodity contracts with Standard Bank London Limited as hedges during each of the quarters ended March 31, June 30 and September 30, 2004, respectively. Quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts and the adoption of EITF 04-6 (Note 3(b)). The previously reported and restated information as at and for the three and six month periods ended June 30, 2004 is disclosed below:

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
	As reported	As restated	As reported	As restated
Statement of Operations
Revenue from discontinued operations (Note 4)	$6,580	$6,751	$15,035	$15,106
Realized and unrealized gain on commodity contracts (Note 4)	—	1,685	—	1,162
Net loss	(10,761)	(8,905)	(15,270)	(14,037)
Deficit	(91,291)	(90,058)	(91,291)	(90,058)
Basic and diluted loss per share	(0.14)	(0.11)	(0.20)	(0.18)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION
Apollo operates the Montana Tunnels Mine in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The Nevada Assets have been reported as discontinued operations (Note 4). The accounting policies for these segments are the same as those followed by the Company as a whole.
Amounts as at June 30, 2005 are as follows:

	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Cash and cash equivalents	$26	$57	$4,793	$4,876
Other non-cash current assets	3,617	83	21	3,721

	3,643	140	4,814	8,597
Property, plant and equipment	15,433	23,049	1,265	39,747
Restricted certificate of deposit	4,440	551	180	5,171
Deferred costs and losses	—	—	1,037	1,037

Total assets of continuing operations	$23,516	$23,740	$7,296	$54,552

Current liabilities	$6,854	$364	$2,288	$9,506
Notes payable and convertible debentures	100	—	6,156	6,256
Accrued site closure costs	12,147	—	—	12,147

Total liabilities of continuing operations	$19,101	$364	$8,444	$27,909

Amounts as at December 31, 2004 are as follows (restated — Note 3(b)):

	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Cash and cash equivalents	$(260)	$53	$7,093	$6,886
Other non-cash current assets	4,985	151	128	5,264

	4,725	204	7,221	12,150
Property, plant and equipment	17,239	19,560	800	37,599
Restricted certificate of deposit	3,752	562	57	4,371
Deferred costs and losses	—	—	901	901

Total assets of continuing operations	$25,716	$20,326	$8,979	$55,021

Current liabilities	$6,943	$481	$2,237	$9,661
Notes payable	423	—	5,538	5,961
Accrued site closure costs	11,753	—	—	11,753

Total liabilities of continuing operations	$19,119	$481	$7,775	$27,375

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION (Continued)
Amounts for the three and six month periods ended June 30, 2005 and 2004, respectively, are as follows:

	Three Months Ended June 30, 2005
	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Revenue from sale of minerals	$10,581	$—	$—	$10,581

Direct operating costs	12,622	—	—	12,622
Depreciation and amortization	582	—	32	614
General and administrative expenses	—	—	1,216	1,216
Stock-based compensation	—	—	152	152
Accretion expense	197	—	—	197
Exploration and business development	—	—	318	318

	13,401	—	1,718	15,119

Operating loss	(2,820)	—	(1,718)	(4,538)
Interest income	—	—	69	69
Interest expense	(15)	—	(470)	(485)
Foreign exchange loss and other	—	—	(7)	(7)

Loss from continuing operations	$(2,835)	$—	$(2,126)	$(4,961)

Investing activities
Property, plant and equipment expenditures	$60	$1,519	$489	$2,068

	Six Months Ended June 30, 2005
	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Revenue from sale of minerals	$22,913	$—	$—	$22,913

Direct operating costs	26,111	—	—	26,111
Depreciation and amortization	1,270	—	64	1,334
General and administrative expenses	—	—	2,866	2,866
Stock-based compensation	—	—	354	354
Accretion expense	394	—	—	394
Exploration and business development	—	—	558	558

	27,775	—	3,842	31,617

Operating loss	(4,862)	—	(3,842)	(8,704)
Interest income	—	—	173	173
Interest expense	(38)	—	(1,155)	(1,193)
Gain on sale of property, plant and equipment	1,365	—	—	1,365
Foreign exchange loss and other	—	—	(33)	(33)

Loss from continuing operations	$(3,535)	$—	$(4,857)	$(8,392)

Investing activities
Property, plant and equipment expenditures	$91	$3,489	$529	$4,109

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION (Continued)

	Three Months Ended June 30, 2004 (Restated - Note 3(b))
	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Revenue from sale of minerals	$6,525	$—	$—	$6,525

Direct operating costs	13,472	—	—	13,472
Depreciation and amortization	601	—	29	630
General and administrative expenses	—	—	1,508	1,508
Stock-based compensation	—	—	72	72
Accretion expense	40	—	—	40
Exploration and business development	—	—	120	120

	14,113	—	1,729	15,842

Operating income (loss)	(7,588)	—	(1,729)	(9,317)
Interest income	—	—	103	103
Interest expense	(39)	—	—	(39)
Foreign exchange loss and other	—	—	(300)	(300)

Loss from continuing operations	$(7,627)	$—	$(1,926)	$(9,553)

Investing activities
Property, plant and equipment expenditures	$412	$4,242	$233	$4,887

	Six Months Ended June 30, 2004 (Restated - Note 3(b))
	Montana		Corporate
	Tunnels	Black Fox	and Other	Total
Revenue from sale of minerals	$18,149	$—	$—	$18,149

Direct operating costs	27,188	—	—	27,188
Depreciation and amortization	1,177	—	56	1,233
General and administrative expenses	—	—	3,238	3,238
Stock-based compensation	—	—	99	99
Accretion expense	81	—	—	81
Exploration and business development	—	—	259	259

	28,446	—	3,652	32,098

Operating income (loss)	(10,297)	—	(3,652)	(13,949)
Interest income	—	—	251	251
Interest expense	(83)	—	—	(83)
Foreign exchange loss and other	—	—	(488)	(488)

Loss from continuing operations	$(10,380)	$—	$(3,889)	$(14,269)

Investing activities
Property, plant and equipment expenditures	$762	$6,249	$300	$7,311

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP
The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and six month periods ended June 30, 2005 and 2004.
Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:
Consolidated Balance Sheet
June 30, 2005

				Non-			Equity
	Current			Current			Component
	Assets	Property,		Assets			of
	Held For	Plant and	Deferred	Held For	Convertible	Share	Convertible	Contributed
	Sale	Equipment	Financing	Sale	Debentures	Capital	Debentures	Surplus	Deficit
As at June 30, 2005, Canadian GAAP	$8,084	$39,747	$1,037	$27,414	$6,146	$148,078	$1,809	$10,318	$(117,775)
Impairment of property, plant and equipment and change in depreciation (b)	—	(4,550)	—	—	—	—	—	—	(4,550)
Black Fox development costs (c)	—	(17,536)	—	—	—	—	—	—	(17,536)
Convertible debenture (d)(i)	—	—	288	—	1,829	(1)	(1,809)	123	146
Convertible debenture (d)(ii)	—	—	—	—	—	—	—	20,675	(20,675)
Flow-through common shares (f)	—	—	—	—	—	(238)	—	—	238
Commencement of operations at Standard Mine (h)	758	—	—	(1,072)	—	—	—	—	(314)

As at June 30, 2005, U.S. GAAP	$8,842	$17,661	$1,325	$26,342	$7,975	$147,839	$—	$31,116	$(160,466)

Consolidated Balance Sheet
December 31, 2004
(Restated — Note 3(b))

						Equity
			Non-			Component
	Property,		Current			of
	Plant and	Deferred	Assets Held	Convertible	Share	Convertible	Contributed
	Equipment	Financing	For Sale	Debentures	Capital	Debentures	Surplus	Deficit
As at December 31, 2004, Canadian GAAP	$37,599	$901	$32,104	$5,538	$141,795	$1,815	$9,627	$(107,028)
Impairment of property, plant and equipment and change in depreciation (b)	(4,848)	—	—	—	—	—	—	(4,848)
Black Fox development costs (c)	(14,048)	—	—	—	—	—	—	(14,048)
Convertible debenture (d)(i)	—	350	—	2,321	—	(1,815)	123	(279)
Convertible debenture (d)(ii)	—	—	—	—	—	—	20,675	(20,675)
Commodity contracts (e)	—	—	(1,340)	—	—	—	—	(1,340)
Flow-through common shares (f)	—	—	—	—	(238)	—	—	238

As at December 31, 2004, U.S. GAAP	$18,703	$1,251	$30,764	$7,859	$141,557	$—	$30,425	$(147,980)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)
Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	For the three months ended June 30,
	2005	2004
		(Restated - Notes
		3(b) and 9(e))
(Loss) from continuing operations for the period based on Canadian GAAP	$(4,961)	$(9,553)
Change in depreciation of property, plant and equipment (b)	136	155
Black Fox development costs (c)	(1,518)	(4,255)
Convertible debenture ((d)(i))	114	—

(Loss) from continuing operations for the period based on U.S. GAAP	(6,229)	(13,653)

(Loss) income from discontinued operations for the period based on Canadian GAAP	(1,538)	648
Commodity contracts loss (e)	335	1,005

(Loss) income from discontinued operations for the period based on US GAAP	(1,203)	1,653

Net loss for the period based on U.S. GAAP	$(7,432)	$(12,000)

Comprehensive loss	$(7,432)	$(12,000)

Basic and diluted loss (income) per share in accordance with U.S. GAAP:
Continuing operations	$(0.07)	$(0.17)
Discontinued operations	(0.01)	0.02

Net loss per share — U.S. GAAP basic and diluted	$(0.08)	$(0.15)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

	For the six months ended June 30,
	2005	2004
		(Restated - Notes
		3(b) and 9(e))
(Loss) from continuing operations for the period based on Canadian GAAP	$(8,392)	$(14,269)
Cumulative effect of change in accounting policy (a)	—	(1,508)
Change in depreciation of property, plant and equipment (b)	298	297
Black Fox development costs (c)	(3,488)	(6,250)
Convertible debenture ((d)(i))	425	—

(Loss) from continuing operations for the period based on U.S. GAAP	(11,157)	(21,730)

(Loss) income from discontinued operations for the period based on Canadian GAAP	(2,355)	232
Commodity contracts loss (e)	1,340	2,010
Standard Mine development costs (h)	(314)	—

(Loss) income from discontinued operations for the period based on U.S. GAAP	(1,329)	2,242

Net loss for the period based on U.S. GAAP	$(12,486)	$(19,488)

Comprehensive loss	$(12,486)	$(19,488)

Basic and diluted loss (income) per share in accordance with U.S. GAAP:
Continuing operations	$(0.12)	$(0.28)
Discontinued operations	(0.01)	0.03

Net loss per share — U.S. GAAP basic and diluted	$(0.13)	$(0.25)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)
(a)	Stock-based compensation
Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870. Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees.
(b)	Impairment of property, plant and equipment
Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. In 2002, under U.S. GAAP, write-downs were determined using proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment was recorded and an adjustment to the related depreciation expense has been recorded.
(c)	Black Fox Project
Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred, pending completion of a feasibility study. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $17.5 million has been recorded as at June 30, 2005.
(d)	Convertible debenture
(i)	Under Canadian GAAP, the convertible debentures issued in November 2004 were recorded as a compound financial instrument including detachable note warrants. Under U.S. GAAP, the detachable note warrant is similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the convertible debenture in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)
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
(e)	Non-current assets held for sale (Commodity contracts)
Prior to January 1, 2004 under U.S. GAAP unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of Accounting Guideline 13 and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP. As described in Note 7, quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts in accordance with Canadian GAAP. Similarly, under U.S. GAAP the Company incorrectly accounted for the unrealized loss on cash flow hedges as a component of comprehensive loss, rather than net loss for the period.
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
Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at June 30, 2005, unexpended flow-through funds were $0.1 million (December 31, 2004 — $0.6 million).
(g)	Comprehensive income
SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only component of comprehensive loss is the net loss for the period.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Six month period ended June 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)
(h)	Commencement of operations at Standard Mine
According to Canadian GAAP the Standard Mine was not in commercial production until June 1, 2005. Under U.S. GAAP, commercial production begins when construction is complete and saleable minerals are produced which was March 1, 2005. Accordingly for U.S. GAAP purposes an addition of current assets held for sale of $0.8 million, a reduction in non-current assets held for sale of $1.1 million, and an increase in net loss of $0.3 million has been recorded at June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All Dollar amounts are expressed in United States Dollars
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 9 to the attached consolidated financial statements.
In this Form 10-Q, the terms “cash operating cost”, “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis. Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production, royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production. Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes. The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.
The Montana Tunnels results of operations have been restated for all periods presented December 31, 2004 and earlier to reflect a change in accounting policy with respect to stripping costs (see Section 5.0 below).
Additionally, certain of the comparative figures have been reclassified to conform with the current period presentation. In particular, the results of operations of the Florida Canyon Mine and the Standard Mine for the three and six months ended June 30, 2004 have been classified as discontinued operations and therefore the table below reflects Montana Tunnels statistics only.
2.1 RECONCILATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2005	2004	2005	2004
		(as restated)		(as restated)
Gold ounces sold	12,324	5,903	24,969	16,686
Direct operating costs	$12,622	$13,472	$26,111	$27,188
Less: Mining taxes, royalty expenses	345	238	751	614
By-product credits	5,346	4,334	12,351	11,568
Cash operating cost	6,931	8,900	13,009	15,006
Cash operating cost per ounce	$562	$1,508	$521	$899
Cash operating costs	6,931	8,900	13,009	15,006
Add: Mining taxes, royalty expenses	345	238	751	614
Total cash costs	7,276	9,138	13,760	15,620
Total cash cost per ounce	$590	$1,548	$551	$936
Total cash costs	7,276	9,138	13,760	15,620
Add: Depreciation & amortization (operations only)	582	601	1,270	1,177
Total production costs	7,858	9,739	15,030	16,797
Total production cost per ounce	$638	$1,650	$602	$1,007
We have included total cash cost and cash operating cost information to provide investors with information about the cost structure of our mining operation. We use this information for the same purpose and for monitoring the performance of our operation. This information differs from measures of performance determined in accordance with Canadian and U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian and U.S.

GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.
The following presents a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2005 and June 30, 2004.
2.2 BACKGROUND AND RECENT DEVELOPMENTS
     We are principally engaged in the exploration, development and mining of gold. We own and operate the Montana Tunnels Mine, a gold, silver, lead and zinc open pit mine, located near Helena, Montana and the Black Fox development property, located east of Timmins, Ontario, Canada. We own a concession and the right to acquire additional concessions to the Huizopa exploration property in Mexico. The Company also owns the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.
     In June 2005, we announced a possible sale transaction to Jipangu Inc. (“Jipangu”) of our Nevada Assets (the “Nevada Assets”) including Florida Canyon Mining, Inc., Standard Gold Mining, Inc. and Apollo Gold Exploration, Inc. The sale is subject to a number of conditions, including the negotiation and execution of a definitive agreement and other customary terms and conditions. Please refer to sections 2.3.2 and 2.4.2 on discontinued operations discussed within the Material Changes in Results of Operations.
     In the quarter ended June 30, 2005, production at Montana Tunnels at 12,324 ounces of gold was higher than the same period 2004 of 5,903 ounces. Although gold production at Montana Tunnels in the first six months of 2005 was higher than the equivalent period in 2004, it was lower than expected, primarily due to a combination of lower than expected mill through-put and lower ore grades. Please refer to Section 2.3 for further explanation. At June 30, 2005, Apollo’s total cash cost from this operation for the year-to-date was $551 per ounce of gold.
     The Company undertook a review of its Montana Tunnels production plans for the remainder of the year. As a result of this review we expect that production for the second six months of 2005 will be in the range 30,000 to 35,000 ounces of gold at a total cash cost of approximately $300 to $350 per ounce.
     In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy with respect to stripping costs to be consistent with the consensus reached by the Emerging Issues Task Force (“EITF”), on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods.
     The table below summarizes our production for gold, silver and other metals, as well as average metals prices, for each period indicated:
Montana Tunnel’s Production & Metals Price Averages

	Six months ended	Year ended	Year ended
	June 30,	December 31,	December 31,
	2005	2004	2003
Production:
Gold (ounces)	24,969	33,743	44,124
Silver (ounces)	291,743	970,751	411,176
Lead (pounds)	5,883,678	10,064,265	10,843,184
Zinc (pounds)	12,398,385	26,222,805	21,792,452
Average metal prices:
Gold — London bullion mkt. ($/ounce)	$427	$409	$364
Silver — London bullion mkt. ($/ounce)	$7.06	$6.66	$4.88
Lead — LME ($/pound)	$0.45	$0.40	$0.23
Zinc — LME ($/pound)	$0.59	$0.48	$0.38

     During the second quarter, underground surface drilling continued at the Black Fox project, although at a reduced rate. Seven surface holes (1,871 meters) and 32 underground holes (8,979 meters) were completed in the quarter, bringing total drilling conducted by Apollo to 449 surface and 305 underground holes or a total of 200,561 meters. The permitting process and work on a feasibility study continued during the quarter based on a plan for a combined open pit and underground mine, with an on-site mill, with a capacity of approximately 1,500 tonnes of ore per day.
2.3 MATERIAL CHANGES IN RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
     The Company incurred a loss from continuing operations of $5.0 million or $0.05 per share for the three months ended June 30, 2005, as compared to a loss of $9.6 million or $0.12 per share for the three months ended June 30, 2004. This improvement of $4.6 million is a result of better production, lower operating costs, lower general and administrative expenses and higher metal prices.
     Revenues from the continuing operations (Montana Tunnels) for the quarter ended June 30, 2005 were $10.6 million compared to $6.5 million for the same period in 2004. Revenue from gold sales in the second quarter 2005 were $5.2 million, (49% of total revenue) compared to $2.2 million (33% of total revenue) for the same period 2004 with revenues from silver, zinc and lead of $5.4 million compared to $4.3 million for the second quarter 2004. Revenue from zinc at $3.2 million for the second quarter 2005 accounted for 30% of total revenues. The average price received for gold for the second quarter 2005 and 2004 was $425 and $371 per ounce, respectively.
     Montana Tunnels sold 12,324 ounces of gold in the second quarter 2005 at a total cash cost of $590 per ounce, compared to 5,903 ounces at a total cash cost of $1,548 per ounce in the second quarter 2004. Although the total cash cost was lower in 2005 than in 2004, it still remained above the selling price per ounce of gold primarily due to poor mining performance, resulting in the open pit being unable to feed sufficient ore tons to the mill at the planned grade. The main problems were the deterioration of the pit ramp and some wall instability, caused by excessive continuous rainfall during the quarter, June was the third wettest on record in the Jefferson County, resulting in production delays from periodic ramp closures. During the quarter we reviewed these operational problems and decided to revise the mine plan to allow a two week shutdown of the mill in late July 2005 while remediation work is undertaken in the pit to unload some upper slopes and improve the ramp. We believe we have remediated the problems and expect the mine to improve performance from August onwards.
     The improvement in the second quarter 2005, compared to the second quarter 2004, in ounces of gold production and total cast cost is a direct result of the mine having a low strip ratio (3.1 compared to 6.5) milling more tonnes (1,254,997 tons compared to 1,157,512 tons) of ore at a higher grade of gold (0.0135 oz/ton compared to 0.0086 oz/ton).

     The following presents the key statistics for the Montana Tunnels operation for the second quarter of 2005 and 2004.

	2005	2004
	Second Quarter	Second Quarter
		(as restated)
Tons mined	3,993,151	8,856,053
Tons milled	1,254,997	1,157,512
Gold grade oz/ton	0.0135	0.0086
Zinc grade %	0.34	0.41
Strip ratio	3.1:1	6.5:1
Production payable:
Gold ounces	12,324	5,903
Silver ounces	127,737	224,911
Lead pounds	2,759,586	1,723,835
Zinc pounds	5,977,956	5,974,314
Total cash costs per ounce	$590	$1,548
Total production costs per ounce	$638	$1,650
Total revenue ($millions)	$10.6	$6.5
Capital expenditures ($millions)	$0.1	$0.1
     Total mine tonnage moved during the second quarter 2005 was 3,993,000 tons compared to 8,856,000 tons mined in the same quarter 2004. Of the total tons mined in the second quarter 2005, 1,278,000 tons was ore, with a strip ratio of 3.1:1 compared to ore mined in the second quarter 2004 of 1,147,000 tons with a strip ratio of 6.5:1.
     Following the mill upgrade in 2004, 1,254,997 tons were milled in the quarter ended June 30, 2005 compared to 1,157,512 tons in the same quarter 2004. The milled tonnage for the second quarter 2005 was reduced due to the pit ramp problems throughout the period.
2.3.1 Operating Expenses and Costs
     Direct operating costs were $12.6 million and $13.5 million for the three months ended June 30, 2005 and 2004, respectively. These amounts include mining costs, processing costs as well as smelting and refining charges, and stripping costs incurred during production. Depreciation and amortization expenses were $0.6 million for both the three months ended June 30, 2005 and June 30, 2004, respectively.
     General and administrative expenses were $1.2 million and $1.5 million for the three months ended June 30, 2005 and 2004, respectively. This decrease of $0.3 million is primarily due to no management bonuses being paid in 2005. As from January 2004 the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Share-based compensation was $152,000 in 2005 compared to $72,000 in the same period of 2004.
     Accrued accretion expense was $197,000 compared to $40,000 in the same period of 2004, primarily due to accrued site closure costs at the Montana Tunnels mine.

     Expenses for exploration and development, consisting of drilling and related expenses at our exploration property, totaled approximately $0.3 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively. This increase in expenditures is due to increased exploration activities in Mexico.
     As a result of these expense components, our operating expenses totaled $15.1 million for the three months ended June 30, 2005, as compared to $15.8 million for the same period in 2004.
     Apollo realized interest income of $69,000 during the three months ended June 30, 2005 and interest expense of $485,000 in the same period compared to $103,000 in interest income and $39,000 in interest expense during the comparable period in 2004. The interest income reduction is due to lower amounts being invested. The increase in interest expense is due to accretion on the convertible debentures issued in the fourth quarter of 2004.
     There was a foreign exchange loss of $7,000 for the three months ended June 30, 2005 compared to a $300,000 loss during the three months ended June 30, 2004 from cash balances held in Canadian dollars. Apollo utilizes United States dollars as its functional and reporting currency.
2.3.2 Loss from Discontinued Operations
     During the second quarter, the Company adopted a plan to dispose of the Nevada Assets. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. At June 30, 2005, the Nevada Assets were classified as held for sale and the Company recorded an impairment of $4.6 million for the period then ended.
2.3.3 Florida Canyon
     At Florida Canyon, production was 8,750 ounces of gold at a total cash cost of $345 per ounce for the three months ended June 30, 2005 as compared to 18,442 ounces of gold at a total cash cost of $361 per ounce for the same period in 2004. This lower production was a result of cessation of mining on March 1, 2005. The total cash costs for the quarter of $345 per ounce included a charge from leach pad inventory of $255 per ounce.
     We had planned to mine throughout 2005, however, management determined at the end of February that it should focus its manpower and resources on the Standard Mine and therefore the decision was taken to temporarily suspend mining activity from March 1, 2005 and to continue to produce gold at Florida Canyon by leaching down the gold contained within the existing pad.

	2005	2004
	Second Quarter	Second Quarter
		(as restated)
Tons mined	0	6,477,132
Gold production — ounces	8,750	18,442
Silver production — ounces	6,130	17,160
Total cash costs per ounce	$345	$361
Total production costs per ounce	$392	$397
Total revenue ($ millions)	$3.5	$6.6
Capital expenditures ($ millions)	$0.0	$0.2
     A $3.1 million gain on sale of spare mining equipment at Florida Canyon was realized during the second quarter 2005.

     The last of the Standard Bank put/call commodity contracts was completed in April 2005. There was no net gain or loss for the three months ended June 30, 2005 as compared to a $1,685,000 gain for the three months ended June 30, 2004.
2.3.4 Standard Mine
     The Standard Mine entered into commercial production on June 1, 2005. Loading of ore onto the heap leach pad continued throughout the second quarter enabling the expansion of the area under leach.
     Following are key operating statistics at the Standard Mine for the second quarter of 2005 compared to 2004:

	2005	2004
	Second Quarter	Second Quarter
Ore mined — tons	1,239,513	Not in production
Waste mined — tons	1,517,795

Total tons mined	2,757,308
Strip ratio	1.22
Grade of gold — ozs/ton	0.0173
Gold production — ounces	5,937
Silver production — ounces	19,602
Capital expenditures ($millions)	$1.2	$2.7
     Capital expenditure for the second quarter 2005 was $1.2 million compared to $2.7 million in the second quarter of 2004. This lower expenditure is because the mine was under construction in 2004.
     During the second quarter 2005, 2,757,308 tons were mined of which 1,239,513 tons were ore with the balance being waste giving a strip ratio of 1.2:1. This strip ratio was higher than the average expected for the year 2005. All ore tons were placed on the pad at an average grade of 0.0173 ounces per ton.
     Under Canadian GAAP it was determined that due to construction of the plant only being completed in late February 2005, coupled with the limited number of leach fields available, the mine was not in commercial production in the first five months of 2005. Accordingly, the Standard Mine entered commercial production on June 1, 2005 and produced 2,809 ounces of gold during the month at a total cash cost of $359 per ounce. For the months of April and May of 2005 the mine produced 3,128 ounces of gold, the revenue from which were offset against the operating expenses and the net sum treated as capital expenditures.
2.4 SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004
     Apollo incurred a loss from continuing operations of $8.4 million or $0.09 per share for the six months ended June 30, 2005, as compared to a loss of $14.3 million or $0.18 per share, for the six months ended June 30, 2004. The lower loss for the period is a combination of higher production, better metal prices and lower direct operating costs.
     Our revenues from the continuing operation (Montana Tunnels) for the six months ended June 30, 2005 were $22.9 million, compared to $18.1 million for the same period 2004. Revenues from gold sales in the first six months of 2005 were $10.6 million (46% of total revenue) with revenues from silver, lead and zinc being $2.1 million (9%), $2.6 million (11%) and $7.6 million (33%), respectively. This compares to revenues of $6.6 million (36%) for gold, $2.2 million (12%) for silver, $2.0 million (12%) for lead and $7.3 million (40%) for zinc for the same period 2004. The average price received for gold for the first six months of 2005 and 2004 was $423 per ounce and $394 per ounce, respectively. Zinc prices received were $0.62 per pound and $0.42 per pound respectively for the same period in 2004. The higher revenue in 2005 was due to increased gold and lead production combined with higher prices of gold, silver, lead and zinc.
     Ounces of gold sold was 24,969 in the first six months of 2005 at a total cash cost of $551 per ounce, compared to 16,686 ounces at a total cash costs of $936 per ounce in the first six months of 2004. The higher total cash costs in 2004 are a result of the implementation of the FASB recommendation on stripping costs, more fully described in Section 5.0.
     The following presents the key statistics for the Montana Tunnels operation for the six months of 2005 and 2004.

	2005	2004
	Six Months	Six Months
		(as restated)
Tons mined	9,388,974	17,788,333
Tons milled	2,665,779	2,266,101
Production:
Gold grade oz/ton	0.013	0.011
Zinc grade %	0.34	0.50
Gold ounces	24,969	16,686
Silver ounces	291,743	343,669
Lead pounds	5,883,678	4,867,228
Zinc pounds	12,398,385	15,014,586
Total cash costs per ounce	$551	$936
Total production costs per ounce	$602	$1,007
Total revenue ($millions)	$22.9	$18.1
Capital expenditures ($millions)	$0.1	$0.8
     Due to the lower strip ratio required the total mine tonnage moved during the first six months of 2005 was 9,388,974 tons compared to 17,788,333 tons mined in the same period of 2004. Of the total mined in the first six months of 2005, 2,693,294 tons was ore, giving a strip ratio for the year-to-date of 3.5:1 which was slightly higher than expected. This compares to ore mined in the first six months of 2004 of 2,396,000 tons for a strip ratio of 8.2:1.
     Following the mill up-grade in 2004, 2,665,779 tons were milled in the six months ended June 30, 2005 compared to 2,266,101 tons in the same period of 2004. During the six months ended June 30, 2005, ounces of gold produced at 24,969 ounces was 8,283 ounces higher than in 2004 but lower than expected as a result of lower tonnage mill through-put and lower than forecast grades. The lower than expected milling tonnage was due to severe weather in January and February causing the tailings pond to freeze, more than in previous winters, thus restricting water supply to the mill to historic levels of milling rather than the up-rated throughput planned as a result of the mill upgrade project in 2004. In addition to the problems in the first quarter, weather related problems were encountered in May and June, more fully described in 2.3:1, which resulted in insufficient ore tons being produced to continuously feed the mill at its planned rate of production of 16,800 tons per day.
2.4.1 Costs
     Direct operating costs were $26.1 million and $27.2 million for the six months ended June 30, 2005 and 2004, respectively. These amounts include mining and processing costs as well as smelting and refining charges but did not include a charge for deferred stripping as a direct result of the implementation of the FASB recommendation on stripping costs, more fully described in Section 5.0. Depreciation and amortization expenses were $1.3 million for the six months ended June 30, 2005 as compared to $1.2 million for the same period 2004.
     General and administrative expenses were $2.9 million for the six months ended June 30, 2005 as compared to $3.2 million from the first six months of 2004 primarily due to no management bonuses being paid in 2005. As from January 2004 the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Share-based compensation was $0.4 million in 2005 compared to $0.1 million in the same period of 2004.
     Accrued accretion expense was $0.4 million for the six months ended June 30, 2005 compared to $0.1 million in the same period of 2004, primarily due to accrued site closure costs at the Montana Tunnels mine.
     Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.6 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase in expenditures is due to increased exploration activities at our Huizopa property in Mexico.
     As a result of these expense components, our operating expenses totaled approximately $31.6 million for the six months ended June 2005, as compared to approximately $32.1 million for the same period in 2004.
     Apollo realized interest income of $173,000 during the six months ended June 30, 2005 and interest expense of $1,193,000 in the same period compared to $251,000 in interest income and $83,000 in interest expense during the comparable period in 2004. The interest income reduction is due to lower levels of cash being invested. The increase in interest expense is due to accretion on the convertible debentures issued in the fourth quarter of 2004.
     A $1.4 million gain on sale of spare mining equipment at Montana Tunnels was realized during the first six months of 2005.
     There was a foreign exchange loss of $33,000 for the six months ended June 30, 2005 compared to a $488,000 loss during the six months ended June 30, 2004 from cash balances held in Canadian dollars. Apollo utilizes United States dollars as its functional and reporting currency.
2.4.2 Income (loss) from Discontinued Operations
     During the second quarter, the Company adopted a plan to dispose of the Nevada Assets. When management identifies an asset held for sale, the Company estimates the net selling price of such asset. At June 30, 2005, the Nevada Assets were classified as held for sale and the Company recorded an impairment of $4.6 million for the period then ended.
2.4.3 Florida Canyon
     At Florida Canyon, production was 18,596 ounces of gold at a total cash cost of $371 per ounce for the six months ended June 30, 2005 as compared to 40,829 ounces of gold at a total cash cost of $335 per ounce for the same period in 2004. This lower production was a result of the lower mining activity following the cessation of mining on March 1, 2005. The total cash cost in 2005 of $371 per ounce includes a charge from leach pad inventory of $213 per ounce.

     We had planned to continue mining at Florida Canyon throughout 2005, however, management determined at the end of February that it should focus its manpower and resources on the Standard Mine and therefore the decision was taken to temporarily suspend mining activity from March 1, 2005 and to continue to produce gold by leaching down the gold contained within the existing pad at Florida Canyon.
     Following are key operating statistics at Florida Canyon for the six months of 2005 compared to 2004:

	2005	2004
	Six Months	Six Months
		(as restated)
Tons mined	960,292	12,866,814
Gold production — ounces	18,596	40,829
Silver production — ounces	12,529	37,215
Total cash costs per ounce	$371	$335
Total production costs per ounce	$420	$369
Total revenue ($ millions)	$6.7	$15.0
Capital expenditures ($ millions)	$0.0	$0.4
     A $3.6 gain on sale of spare mining equipment at Florida Canyon was realized during the first six months of 2005.
     There was a $38,000 gain for the six months ended June 30, 2005 for the commodities contract with Standard Bank as compared to a $1,162,000 gain for the six months ended June 30, 2004. This commodities contract was finished in April 2005.
2.4.4 Standard Mine
     We continued loading ore onto the heap leach pad, leaching gold and expanding the area under leach during the first six months of 2005, during which time we completed construction of the plant in February 2005. The Standard Mine entered into commercial production on June 1, 2005.
     Following are key operating statistics at the Standard Mine for the six months of 2005 compared to 2004:

	2005	2004
	Six Months	Six Months
Ore mined — tons	2,013,185	Not in production
Waste mined — tons	2,756,834
Total tons mined	4,770,019
Strip ratio	1.37
Grade of gold ozs/ton	0.0169
Gold production — ounces	9,540
Silver production — ounces	10,072
Capital expenditures ($ millions)	$2.4	$3.2
     During the first six months of 2005, tons mined were as expected at 4,770,019 tons of which 2,013,185 tons were ore with the balance being waste giving a strip ratio of 1.4:1. This strip ratio was higher than the average expected for the year 2005. All ore tons were placed on the pad at an average grade of 0.0169 ounces per ton.
     Capital expenditures for the first six months of 2005 were $2.4 million, being $0.8 million lower than the same period 2004.

     Under Canadian GAAP it was determined that due to construction of the plant only being completed in late February 2005, coupled with the limited number of leach fields available, the mine was not in production in the first five months of 2005. The Standard Mine, therefore entered commercial production on June 1, 2005 and produced 2,809 ounces of gold during the month at a total cash cost of $359 per ounce. For the first five months of 2005 the mine produced 6,731 ounces of gold the revenue from which was offset against the operating expenses and the net sum treated as capital expenditures.
3.0 MATERIAL CHANGES IN LIQUIDITY
     To date, Apollo has funded its operations primarily through issuances of debt and equity securities. At June 30, 2005, cash and cash equivalents were $4.9 million, compared to cash and cash equivalents of $6.9 million at December 31, 2004. The decrease in cash from December 31, 2004 was primarily the result of operating cash outflows of $4.7 million, investment activities of $2.6 million plus a reduction of capital lease debt of $0.6 million and debenture interest paid of $0.5 million. These outflows were offset by funds from proceeds on disposal of property, plant and equipment of $2.0 and issuance of shares of $5.9 million.
     Investing activities used $2.6 million of cash during the six months ended June 30, 2005, compared to $9.3 million in the same period 2004. Capital expenditures in the first six months were $3.7 million of which $3.5 million were for the further development of the Black Fox project. In addition to this capital expenditure, $0.9 million was invested in the restricted cash account as part of the Montana Tunnels reclamation liability.
     During the year, the Company’s put/call gold straddle position was reduced from 16,000 ounces of gold down to zero ounces as of the end of the second quarter 2005. The final 4,000 ounces were delivered into the contract on April 25, 2005.
     We believe that our current funds, together with internally generated funds from Montana Tunnels, will be sufficient to fund our working capital and capital expenditures for the next twelve months. The Company expended approximately $1.5 million to remediate Montana Tunnels in July 2005. In addition, exploration and development expenditures for Huizopa and Black Fox are estimated at $2.3 million for the second half of 2005.
     Apollo also intends to raise additional funds from the sale of the Nevada Assets and may raise additional financing from the sale of debt or equity securities which may include Canadian flow-through financing to fund a portion of its Canadian explorations. We expect to use a portion of the proceeds to secure our convertible debentures, currently secured by the Nevada Assets, with the balance used to supplement the funding of our general and administrative expenses, Montana Tunnels, the development of Black Fox and exploration at Huizopa.
     Financing activities for the six months ended June 30, 2005 included (1) completing in January 2005 the second tranche of a registered offering of 4,199,998 units with an issue price of $0.75 for proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrants of $0.2 million, and (2) completing on June 3, 2005, the sale to Jipangu of 10,000,000 common shares at $0.32 per share, proceeds from which amounted to $3.2 million, net of expenses of $32,000.
4.0 DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)
     The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 9 of our interim financial statements.

5.0 CRITICAL ACCOUNTING ESTIMATES AND POLICIES
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
     On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the EITF Issue 04-6 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.
     In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2004 by $24,033,000 and to increase the net loss for the year ended December 31, 2004 by $12,818,000 ($0.16 per share) and the net loss for the three months ended March 31, 2005 by $515,000 ($0.01 per share). The net loss for the three months and six months ended June 30, 2004 increased by $3,834,000 ($0.05 per share) and $7,349,000 ($0.10 per share), respectively, as a result of this change.
6.0 CONTRACTUAL OBLIGATIONS
     The Company has several outstanding equipment leases and financings. As of June 30, 2005, there are no material changes from the information presented in the Company’s Annual Report.
7.0 OFF BALANCE SHEET ARRANGEMENTS
     We have a contingent liability at our Black Fox property in the form of a $Cdn 3.0 million pre-production royalty payment to the original owners of the property due if and when the mine reaches commercial production.
8.0 ENVIRONMENTAL
     As of June 30, 2005, we have accrued $12.1 million related to reclamation, severance and other closure requirements, an increase of $0.4 million from December 31, 2004. This liability is covered by a combination of surety bonds, totaling $15.8 million, and cash bonds totaling $1.3 million, for a total reclamation surety, at June 30, 2005 of $17.1 million. We have accrued what management believes is the present value of our best estimate of the liability as of June 30, 2005; however, it is possible that our obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms, ruling from the courts and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.
Interest Rate Risk
     Other than a convertible debenture with a fixed coupon rate of 12% per annum, we have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian Governments and their agencies on a fixed interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2005, a one percent change in interest rates would result in a $100,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.
Foreign Currency Exchange Rate Risk
     The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the U.S. dollar revenue stream. Approximately 15% of our cash and cash equivalents were invested in Canadian dollar treasury notes at December 31, 2004. While we have realized exchange gains on such investments during 2004, a decrease in the value of the Canadian dollar versus the U.S. dollar could result in exchange losses. We currently do not utilize market risk sensitive instruments to manage our exposure.
Commodity Price Risk
     We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $0.3 million change in pre-tax earnings and cash flows from continuing operations for the second half of 2005. We have in the past purchased puts/calls and we have no ounces of puts/calls outstanding at June 30, 2005. We may in the future more actively manage our exposure through hedging programs.
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
     We identified material weaknesses for the year ended December 31, 2004 in two areas. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. First, we have deficient inventory control and management processes and lack of segregation of procurement and accounting duties at our Florida Canyon Mine, primarily due to a lack of sufficient personnel at the Florida Canyon Mine. Second, we lack appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements.
     Not all of these deficiencies have been fully remediated. The first of these deficiencies relates primarily to staffing at our Florida Canyon Mine. As of the end of June 2005 we have implemented new inventory procedures and have added staff to our warehouse. As a result of these measures we believe the deficiencies with regard to the inventory control have been remediated. Additional steps have been taken to improve the effectiveness of the internal controls with regard to the management processes and lack of segregation of procurement and accounting duties at our Florida Canyon Mine. However, our internal audit team has not had sufficient time to monitor and test these controls and therefore believe these significant deficiencies in aggregate remain significant enough to be reported as a “material weakness” in our financial controls as defined in Auditing Standard No. 2. We will continue to monitor the effectiveness of our internal controls and make further changes our management determines appropriate.
     The second material weakness relates to lack of appropriate review of non-routine or complex accounting matters, relating accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements. The following actions were taken in the second quarter. We established a Financial Disclosure Policy Committee to review all non-routine accounting matters and disclosure and application of Canadian and U.S. GAAP. We have added additional technical accounting expertise to the accounting staff. We have implemented formal policies addressing the internal controls over non-routine or complex accounting matters, accounting entries, appropriate documentation, and disclosures. We will be testing and evaluating these new controls and procedures during the third quarter to determine if they are operating effectively.
     We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. Except for the steps described above, there have been no other changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2005 Annual Meeting of Stockholders of Apollo Gold Corporation was held on May 19, 2005. At the meeting, the slate of directors nominated by management—consisting of Robert W. Babensee, Richard P. Graff, G. Michael Hobart, R. David Russell, Charles E. Stott, and W.S. (Steve) Vaughan—was elected. Each director was elected to serve until the next annual meeting or until his successor is appointed, unless his office is earlier vacated in accordance with the Business Corporation’s Act (Yukon Territory), and the By-laws of the Corporation.
The matters voted upon and passed at the meeting were: (i) the election of the above-listed directors, and (ii) the ratification of the appointment of Deloitte & Touche LLP as the corporation’s independent auditors to hold office until the next annual meeting of shareholders. The proposal to approve the Apollo Gold Corporation Stock Option Incentive Plan, as amended and restated on April 12, 2005, was defeated.
The results of the voting on those matters are outlined in the following table:

					Broker
		Votes Against/		Votes	Non-
Proposal	Votes for	Withheld		Abstained	Votes
(i) Election of Management’s Slate of Director:
Robert W. Babensee	41,209,311	1,482,099		—	—
Richard P. Graff	41,209,129	1,482,099		—	—
G. Michael Hobart	41,031,412	1,482,099		—	—
R. David Russell	39,391,162	1,482,099		—	—
Charles E. Stott	41,097,895	1,482,099		—	—
W.S. (Steve) Vaughan	41,034,585	1,482,099		—	—
(ii) Ratification of Deloitte & Touche LLP:	41,302,817	224,561	(1)	—	—
(iii) Approval of Stock Option Incentive Plan, as amended:	4,917,742	12,896,996	(1)	—	—

(1)	Based on the records of the Company’s scrutineer for the meeting, this number may include votes abstained and/or broker non-votes.
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

Exhibit No.	Title of Exhibit
4.1	Subscription for Shares dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc.

4.2	Registration Rights Agreement dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc.

4.3	Subscription Details dated June 30, 2005, by and between Apollo Gold Corporation and BMO Nesbitt Burns Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: August 9, 2005	/s/ R. David Russell

R. David Russell, President and Chief Executive Officer

Date: August 9, 2005	/s/ Melvyn Williams

Melvyn Williams, Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit
4.1	Subscription for Shares dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc.

4.2	Registration Rights Agreement dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc.

4.3	Subscription Details dated June 30, 2005 by and between Apollo Gold Corporation and BMO Nesbitt Burns Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act