Form 10-Q
period 2005-09-30
APOLLO GOLD CORP
filed 2005-11-09
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

At November 7, 2005, there were 106,556,451 common shares of Apollo Gold Corporation outstanding.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION		3
	ITEM 1.	FINANCIAL STATEMENTS	3
		Consolidated Balance Sheets - As of September 30, 2005 and as of December 31, 2004	4
		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	5
		Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 and the Nine Month Period ended September 30, 2005	6
		Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2005 and 2004	7
		Notes to Financial Statements	8
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
	ITEM 4.	CONTROLS AND PROCEDURES	37
PART II	OTHER INFORMATION		39
	ITEM 1.	LEGAL PROCEEDINGS	39
	ITEM 2.	UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS	39
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	39
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39
	ITEM 5.	OTHER INFORMATION	39
	ITEM 6.	EXHIBITS	39
INDEX TO EXHIBITS			40
	Certification of CEO Pursuant to Section 302		2
	Certification of CFO Pursuant to Section 302		4
	Certification of CEO and CFO Pursuant to Section 906		6

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “expects,” anticipates,” “intends,” believes” and similar expressions identify forward looking statements. These statements include comments regarding:

•	closing of and the closing date for the sale of our Nevada Assets;

•	production and production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	remediation efforts;

•	exploration;

•	development and drilling program;

•	life of mine estimates;

•	cash flows;

•	future financing;

•	use of funds;

•	the ability to substitute collateral for the convertible debentures;

•	expenditures;

•	estimates of environmental liabilities;

•	cash balances;

•	our belief that certain deficiencies in our internal control and procedures have been remediated;

•	our ability to fund our working capital and exploration and development expenditures; and

•	factors impacting our results of operations.

These forward looking statements are subject to numerous risks, uncertainties and assumptions, including unexpected changes in business and economic conditions; significant increases or decreases in gold, silver, or lead prices; timing and amount of production changes in mining and milling costs; pit slides at our mining properties; results of current and future exploration activities; weather fluctuations; and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

References to “we,”“our,”  “us,” the “Company” or “Apollo” mean Apollo Gold Corporation and its consolidated subsidiaries, or to any one or more of them, as the context requires.

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

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.

APOLLO GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands of United States Dollars)
(Unaudited)
	September 30, 2005	December 31, 2004
		(Restated - Note 3(b))
Assets
Current
Cash and cash equivalents	$309	$6,886
Accounts receivable	3,257	2,963
Prepaids	179	109
Inventories	1,849	2,192
Current assets held for sale (Note 4)	9,089	10,510
Total Current Assets	14,683	22,660

Property, plant and equipment	39,979	37,599
Restricted certificate of deposit	5,715	4,371
Deferred financing costs	1,145	901
Non-current assets held for sale (Note 4)	23,074	32,104
Total Assets	$84,596	$97,635

Liabilities
Current
Accounts payable	$6,458	$5,942
Accrued liabilities	1,992	1,860
Notes payable	501	789
Property and mining taxes payable	1,287	1,070
Current liabilities held for sale (Note 4)	3,953	8,224
Total Current Liabilities	14,191	17,885

Notes payable and long-term liability	54	423
Convertible debentures	6,368	5,538
Accrued site closure costs	12,390	11,753
Non-current liabilities held for sale (Note 4)	15,192	14,815
Total Liabilities	48,195	50,414

Continuing operations (Note 1)

Shareholders’ Equity
Share capital (Note 5)	148,079	141,795
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,815
Note warrants	781	781
Contributed surplus	10,489	9,627
Deficit	(124,988)	(107,028)
Total Shareholders’ Equity	36,401	47,221
Total Liabilities and Shareholders’ Equity	$84,596	$97,635

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States Dollars, except for share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Restated - Notes 3(b) and 7)		(Restated - Notes 3(b) and 7)
Revenue
Revenue from sale of minerals	$13,351	$7,393	$36,264	$25,542
Operating Expenses
Direct operating costs	14,162	12,627	40,273	39,815
Depreciation and amortization	672	674	2,006	1,907
General and administrative expenses	866	1,087	3,732	4,325
Stock-based compensation	171	388	525	487
Accretion expense - accrued site closure costs	242	479	636	560
Exploration and business development	173	515	731	774
	16,286	15,770	47,903	47,868
Operating (Loss)	(2,935)	(8,377)	(11,639)	(22,326)
Other Income (Expenses)
Interest income	105	10	278	261
Interest expense	(747)	(30)	(1,940)	(113)
(Loss) gain on sale of property, plant and equipment	(42)	-	1,323	-
Foreign exchange gain (loss) and other	5	(79)	(28)	(567)
(Loss) from continuing operations	(3,614)	(8,476)	(12,006)	(22,745)
(Loss) from discontinued operations (Note 4)	(3,599)	(2,753)	(5,954)	(2,521)
Net (loss) for the period	$(7,213)	$(11,229)	$(17,960)	$(25,266)
Basic and diluted net (loss) per share from:
Continuing operations	$(0.04)	$(0.11)	$(0.12)	$(0.29)
Discontinued operations	(0.03)	(0.03)	(0.06)	(0.03)
	$(0.07)	$(0.14)	$(0.18)	$(0.32)

Weighted average number of shares outstanding	106,556,451	79,617,391	100,106,695	77,924,423

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of United States Dollars, except for number of shares)
(Unaudited)
				Equity
				Component
	Share Capital		Issuable	of
	Number of		Common	Convertible	Note	Contributed
	Shares	Amount	Shares	Debentures	Warrant	Surplus	Deficit	Total
Balance, December 31, 2003	73,539,790	$120,881	$231	$-	$-	$12,766	$(51,988)	$81,890
Cumulative effect of change in accounting policy (Note 3(b))	-	-	-	-	-	-	(24,033)	(24,033)
Adjusted balance, December 31, 2003	73,539,790	120,881	231	-	-	12,766	(76,021)	57,857
Units issued for cash	8,299,999	4,873	-	-	-	622	-	5,495
Conversion of special warrants	2,326,666	1,449	-	-	-	50	-	1,499
Flow-through common shares	714,285	515	-	-	-	-	-	515
Warrants exercised	5,399,848	12,695	-	-	-	(4,083)	-	8,612
Options exercised	399,054	966	-	-	-	(647)	-	319
Shares reacquired and cancelled	(20,500)	(48)	-	-	-	-	-	(48)
Shares issued for Huizopa interest	48,978	88	-	-	-	-	-	88
Shares issued for 2003 share-based compensation	265,000	376	-	-	-	(376)	-	-
Bridge loan compensation warrants	-	-	-	-	-	275	-	275
Equity component of convertible debentures	-	-	-	1,815	-	63	-	1,878
Note warrant	-	-	-	-	781	27	-	808
Debenture compensation warrants	-	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	-	767	-	767
Net loss (Note 3(b))	-	-	-	-	-	-	(31,007)	(31,007)
Balance, December 31, 2004	90,973,120	141,795	231	1,815	781	9,627	(107,028)	47,221
Unit issued for cash	4,199,998	2,567	-	-	-	194	-	2,761
Shares issued for Huizopa interest restructuring	1,000,000	410	-	-	-	-	-	410
Shares issued for cash	10,000,000	3,184	-	-	-	-	-	3,184
Conversion of convertible debentures	33,333	23	-	(6)	-	-	-	17
Engagement fee shares and warrants	350,000	100	-	-	-	143	-	243
Stock-based compensation	-	-	-	-	-	525	-	525
Net loss	-	-	-	-	-	-	(17,960)	(17,960)
Balance, September 30, 2005	106,556,451	$148,079	$231	$1,809	$781	$10,489	$(124,988)	$36,401

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States Dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Restated - Notes 3(b) and 7)		(Restated - Notes 3(b) and 7)
Operating Activities
Loss from continuing operations for the period	$(3,614)	$(8,476)	$(12,006)	$(22,745)
Items not affecting cash
Depreciation and amortization	672	674	2,006	1,907
Amortization of deferred financing costs	80	-	239	-
Stock-based compensation	171	388	525	487
Accretion expense - accrued site closure costs	242	479	636	560
Accretion expense - convertible debentures	221	-	850	-
Loss (gain) on sale of property, plant and equipment	42	-	(1,323)	-
Net change in non-cash operating working capital items	(614)	4,059	1,025	5,491
Discontinued operations	872	(24)	1,358	(1,960)
	(1,928)	(2,900)	(6,690)	(16,260)
Investing Activities
Property, plant and equipment expenditures	(1,037)	(4,051)	(4,736)	(11,346)
Short-term investments	-	7,446	-	5,855
Proceeds from disposal of property, plant and equipment	9	-	2,000	-
Restricted certificate of deposit and other assets	(733)	(437)	(1,584)	(885)
Discontinued operations	(318)	(2,586)	1,003	(7,460)
	(2,079)	372	(3,317)	(13,836)
Financing Activities
Proceeds on issuance of shares	-	71	5,944	8,931
Acquisition and cancellation of shares	-	-	-	(48)
Payments of notes payable	(192)	(453)	(756)	(1,289)
Discontinued operations	(368)	(697)	(1,758)	(1,945)
	(560)	(1,079)	3,430	5,649
Net (decrease) in cash	(4,567)	(3,607)	(6,577)	(24,447)
Cash and cash equivalents, beginning of period	4,876	4,992	6,886	25,832
Cash and cash equivalents, end of period	$309	$1,385	$309	$1,385
Supplemental Cash Flow Information:
Interest paid	$298	$80	$923	$287

During the three months ended September 30, 2005 and 2004, property, plant and equipment of $99 and $19, respectively, were acquired under a capital lease arrangement.

During the nine months ended September 30, 2004, property, plant and equipment totaling $340 was acquired under a capital lease arrangement.

During the nine months ended September 30, 2005, the company issued 1,000,000 shares to Argonaut Mines LLC (“Argonaut”) in connection with the restructuring of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $410 as a result of this transaction.

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
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date, Apollo has funded its operations primarily through issuances of debt and equity securities plus the sale of some surplus assets. The Company’s current funds are not sufficient to complete the planned underground drilling program and produce a bankable feasibility study in 2006 at the Black Fox Project and commence an exploration program at its Huizopa project. In May 2005 the Company adopted a plan to dispose of its Nevada assets (the “Nevada Assets”) (the Florida Canyon Mine, Standard Mine and four exploration properties) (see Note 4) and on October 17, 2005, the Company executed a stock purchase agreement (the “Agreement”), pursuant to which the Company has agreed to sell to Jipangu Inc., a Delaware corporation and wholly owned subsidiary of Jipangu International Inc., a Japanese corporation, all of the issued and outstanding stock of Florida Canyon Mining Inc., Standard Gold Mining Inc., and Apollo Gold Exploration Inc. for $14.0 million. In addition, Apollo entered into a Subscription Agreement with Jipangu for a $3.5 million private placement pursuant to which Jipangu would purchase up to 11,650,000 units of Apollo priced at Cdn$0.35 per unit, with each unit consisting of one common share of Apollo and 0.1716 of a warrant with each whole warrant exercisable for two years at Cdn$0.39 for one common share of Apollo. The closing of the Agreement is subject to certain conditions. The Company expects to use approximately $10.9 million of the proceeds from the sale of the Nevada Assets to secure the Company’s convertible debentures, currently secured by the Nevada Assets, with the balance used to supplement the funding of the Company’s general and administrative expenses, the development of Black Fox, exploration at Huizopa, the Montana Tunnels operations and other general corporate purposes. External financing would be required to further develop and construct the Black Fox project. The availability, amount, terms and timing of this financing are not certain at this time. If  the Company is unable to sell the Nevada Assets, successfully generate cash flow from its mines, or secure additional financing and therefore be unable to continue as a going concern, then material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

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

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

2.	NATURE OF OPERATIONS (Continued)

The Company’s assets held for sale, the Nevada Assets (Note 4), include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine, which shares common facilities, such as warehousing, administration and the gold recovery plant with the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine. Mining activities at the Florida Canyon Mine were temporarily suspended on March 1, 2005, although gold production continues from the leach pad. The Standard Mine was developed during 2004 and 2005 and entered into commercial production on June 1, 2005.

3.	ACCOUNTING POLICIES

(a)
These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 9, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2004, except as disclosed in (b) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2004.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

Certain of the comparative figures have been reclassified to conform to the current period presentation. In particular, the assets and liabilities of the Nevada Assets as at December 31, 2004 and their results of operations and cash flows for the three and nine months ended September 30, 2004 (Note 4) have been reclassified as held for sale and discontinued operations, respectively.

(b)
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) Issue 04-6 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.

In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2004 by $24,033,000 and to increase the net loss for the year ended December 31, 2004 by $12,818,000 ($0.16 per share). The net loss for the three months and nine months ended September 30, 2004 increased by $4,097,000 ($0.05 per share) and $11,446,000 ($0.15 per share), respectively, as a result of this change.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

4.	ASSETS HELD FOR SALE

During the second quarter, the Company adopted a plan to dispose of its Nevada Assets. When management identifies an asset held for sale, the company estimates the net selling price and the Company recorded an impairment in the second quarter 2005 of $4.6 million. On October 17, 2005, Apollo entered into an agreement with Jipangu for the sale of the Nevada Assets for $14.0 million, resulting in the Company recording an additional impairment of $3.9 million, for a total impairment at September 30, 2005 of $8.4 million.

The following tables present summarized financial information related to discontinued operations:

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$16	$61
Broken ore on leach pad - current	7,700	8,960
Other non-cash current assets	1,373	1,489
Current assets held for sale	9,089	10,510
Broken ore on leach pad - long-term	4,020	4,824
Property, plant and equipment	21,699	20,945
Restricted certificate of deposit	5,780	4,995
Deferred loss on commodity contracts (Note 7)	-	1,340
Less: impairment	(8,425)	-
Non-current assets held for sale	23,074	32,104
Total assets held for sale	32,163	42,614
LIABILITIES
Current liabilities held for sale	3,953	8,224
Notes payable	-	376
Accrued site closure costs	15,192	14,439
Non-current liabilities held for sale	15,192	14,815
Total liabilities held for sale	19,145	23,039
Net assets held for sale	$13,018	$19,575

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

4.	ASSETS HELD FOR SALE (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue from sale of minerals (Note 7)	$6,582	$4,957	$14,677	$20,063
Direct operating costs	5,935	5,959	13,829	19,518
Depreciation and amortization	-	618	776	1,987
Accretion expense	280	304	737	914
Royalty expenses	65	133	231	507
Exploration and business development	28	-	217	-
Impairment	3,861	-	8,425	-
	10,169	7,014	24,215	22,926
Operating loss	(3,587)	(2,057)	(9,538)	(2,863)
Interest expense	(12)	(50)	(69)	(174)
Gain on sale of property, plant and equipment	-	-	3,615	-
Realized and unrealized gain (loss) on commodity contracts (Note 7)	-	(646)	38	516
(Loss) from discontinued operations	$(3,599)	$(2,753)	$(5,954)	$(2,521)

5.	SHARE CAPITAL

(a)	Shares issued in 2005

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
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

5.	SHARE CAPITAL (Continued)

(ii)
During the nine months ended September 30, 2005, the Company restructured its existing earn-in joint venture arrangement with Argonaut at the Huizopa project in Mexico and issued 1,000,000 common shares to Argonaut in consideration for such restructuring. The shares issued were valued at $410,000 and recorded as property, plant and equipment within the balance sheet. Following this restructuring, the Company’s Mexican subsidiary owns Argonaut’s former subsidiary which has a contractual interest in two of the concessions at the project and the Company no longer has any earn-in requirement for the project, although it will still be responsible for the underlying payments to the landowner at the project, and the payments and performance or obligations required to maintain those concessions.

(iii)
On June 3, 2005, the Company completed the issuance to Jipangu Inc. (“Jipangu”) of 10,000,000 common shares at $0.32 (Cdn$0.40) per share for proceeds of $3.2 million, net of issue expenses of $32,000. On October 17, 2005, the Company entered into an agreement with Jipangu for the sale of its Nevada Assets for $14.0 million. In addition, the Company entered into a Subscription Agreement with Jipangu for a $3.5 million private placement pursuant to which, if the sale of the Nevada Assets is completed, Jipangu would purchase up to 11,650, 000 units of Apollo priced at Cdn$0.35 per unit, with each unit consisting of one common share of Apollo and 0.17167 of a warrant (for a total of up to 2,000,000 warrants) with each whole warrant exercisable for two years at Cdn$0.39 for one common share of Apollo. If the sale of the Nevada Assets is not completed, Jipangu would have the option to invest up to $3.5 million in a private placement under certain circumstances.

(iv)
On June 30, 2005, the Company issued 350,000 common shares of the Company and 1,250,000 common share purchase warrants of the Company, with each warrant immediately exercisable into one common share of the company at an exercise price of Cdn$0.40 and an expiry date of June 30, 2007 to BMO Nesbitt Burns Inc. (“BMO”) as an engagement fee to act as a financial adviser to the Company with respect to the sale of the Nevada Assets. In addition, the Company has agreed to issue BMO 900,000 common shares of the Company upon closing of the Agreement to sell the Nevada Assets to Jipangu during the BMO engagement or within the following 12 months.

The 1,250,000 common share purchase warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 78%, an expected life of the warrants of two years, and an annual risk-free rate of 3.6%.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

5.	SHARE CAPITAL (Continued)

(b)	Warrants

The following summarizes outstanding warrants as at September 30, 2005:

Warrants	Number of Shares	Exercise Price	Expiry Date
63,969	63,969	$1.67	October 27, 2005
1,000,000	1,000,000	0.80	October 19, 2006
1,400,133	1,400,133	0.80	November 4, 2006
3,000,000	3,000,000	2.10	December 23, 2006
6,224,999	6,224,999	1.00	December 31, 2006
3,149,998	3,149,998	1.00	January 7, 2007
1,250,000	1,250,000	0.33	June 30, 2007
5,253,600	5,253,600	0.80	November 4, 2007
1,396,000	1,396,000	0.80	November 4, 2007
22,738,699	22,738,699

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

The 63,969 warrants with an expiry date of October 27, 2005 expired unexercised.

(c)	Options

A summary of information concerning outstanding stock options at September 30, 2005 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2004	2,196,300	$2.10	1,904,756	$0.80
Options granted	2,739,700	0.63	-	-
Options cancelled	(853,400)	(1.71)	(110,174)	0.80
Balances, September 30, 2005	4,082,600	$1.19	1,794,582	$0.80

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

5.	SHARE CAPITAL (Continued)

(i)	Fixed stock option plan

The following table summarizes information concerning outstanding and exercisable fixed stock options at September 30, 2005:

Options Outstanding			Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

1,015,700	February 18, 2013	$2.24	1,015,700	$2.24
2,600	March 28, 2013	2.34	2,600	2.34
100,000	November 13, 2013	1.67	50,000	1.67
317,400	March 10, 2014	2.05	158,700	2.05
135,000	May 19, 2014	1.44	67,500	1.44
34,200	August 10, 2014	0.95	17,100	0.95
600	November 10, 2014	0.60	-	-
2,277,100	March 10, 2015	0.65	-	-
100,000	April 6, 2015	0.39	-	-
100,000	August 4, 2015	0.27	-	-
4,082,600		$1.19	1,311,600	$2.14

(ii)	Performance-based stock option plan

As at September 30, 2005, the 1,794,582 performance-based stock options were fully vested and have an expiry date of June 25, 2007.

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Nine months ended September 30,
	2005	2004
Risk free interest rate	3.8%	3.1%
Dividend yield	0%	0%
Volatility	74%	56%
Expected life in years	5	5

6.	INCOME TAXES

The Company did not record a recovery for income taxes for the period ended September 30, 2005 as the net loss carry forwards are fully offset by a valuation allowance.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

7.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Commodity contracts

In 2003 the Company entered into commodity contracts with Standard Bank London Limited for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. As of September 30, 2005 there were no ounces remaining on these contracts. The contracts gave the holder the right to buy, and the Company the right to sell, stipulated amounts of gold with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce.

The Company incorrectly accounted for the above commodity contracts with Standard Bank London Limited as hedges during each of the quarters ended March 31, June 30 and September 30, 2004, respectively. Quarterly losses for 2004 have been restated to reflect the correct accounting treatment for these commodity contracts. The previously reported and restated information as at and for the three and nine month periods ended September 30, 2004 is disclosed below:

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	As reported	As restated	As reported	As restated
Statement of Operations
Revenue from discontinued operations (Note 4)	$5,327	$4,957	$20,362	$20,063
Realized and unrealized gain (loss) on commodity contracts (Note 4)	-	(646)	-	516
Net loss	(10,213)	(11,229)	(25,483)	(25,266)
Deficit	(101,504)	(101,287)	(101,504)	(101,287)
Basic and diluted net loss per share	(0.13)	(0.14)	(0.33)	(0.32)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels Mine in the United States and owns the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The Nevada Assets have been reported as discontinued operations (Note 4). The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at September 30, 2005 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$8	$94	$207	$309
Other non-cash current assets	5,047	68	170	5,285
	5,055	162	377	5,594
Property, plant and equipment	14,742	23,920	1,317	39,979
Restricted certificate of deposit	4,851	581	283	5,715
Deferred financing costs	-	-	1,145	1,145
Total assets of continuing operations	$24,648	$24,663	$3,122	$52,433
Current liabilities	$7,467	$127	$2,644	$10,238
Notes payable and convertible debentures	24	-	6,398	6,422
Accrued site closure costs	12,390	-	-	12,390
Total liabilities of continuing operations	$19,881	$127	$9,042	$29,050

Amounts as at December 31, 2004 are as follows (restated - Note 3(b)):

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(260)	$53	$7,093	$6,886
Other non-cash current assets	4,985	151	128	5,264
	4,725	204	7,221	12,150

Property, plant and equipment	17,239	19,560	800	37,599
Restricted certificate of deposit	3,752	562	57	4,371
Deferred financing costs	-	-	901	901
Total assets of continuing operations	$25,716	$20,326	$8,979	$55,021

Current liabilities	$6,943	$481	$2,237	$9,661
Notes payable	423	-	5,538	5,961
Accrued site closure costs	11,753	-	-	11,753
Total liabilities of continuing operations	$19,119	$481	$7,775	$27,375

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION (Continued)

Amounts for the three and nine month periods ended September 30, 2005 and 2004, respectively, are as follows:

	Three Months ended September 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$13,351	$-	$-	$13,351
Direct operating costs	14,162	-	-	14,162
Depreciation and amortization	615	-	57	672
General and administrative expenses	-	-	866	866
Stock-based compensation	-	-	171	171
Accretion expense	242	-	-	242
Exploration and business development	-	-	173	173
	15,019	-	1,267	16,286
Operating loss	(1,668)	-	(1,267)	(2,935)
Interest income	-	-	105	105
Interest expense	(14)	-	(733)	(747)
Foreign exchange loss and other	-	-	(37)	(37)
Loss from continuing operations	$(1,682)	$-	$(1,932)	$(3,614)
Investing activities
Property, plant and equipment expenditures	$106	$870	$160	$1,136

	Nine months ended September 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$36,264	$-	$-	$36,264
Direct operating costs	40,273	-	-	40,273
Depreciation and amortization	1,885	-	121	2,006
General and administrative expenses	-	-	3,732	3,732
Stock-based compensation	-	-	525	525
Accretion expense	636	-	-	636
Exploration and business development	-	-	731	731
	42,794	-	5,109	47,903
Operating loss	(6,530)	-	(5,109)	(11,639)
Interest income	-	-	278	278
Interest expense	(52)	-	(1,888)	(1,940)
Gain (loss) on sale of property, plant and equipment	1,365	-	(42)	1,323
Foreign exchange loss and other	-	-	(28)	(28)
Loss from continuing operations	$(5,217)	$-	$(6,789)	$(12,006)
Investing activities
Property, plant and equipment expenditures	$197	$4,359	$689	$5,245

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

8.	SEGMENTED INFORMATION (Continued)

	Three months ended September 30, 2004 (Restated - Note 3(b))
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$7,393	$-	$-	$7,393
Direct operating costs	12,627	-	-	12,627
Depreciation and amortization	646	-	28	674
General and administrative expenses	-	-	1,087	1,087
Stock-based compensation	-	-	388	388
Accretion expense	479	-	-	479
Exploration and business development	-	-	515	515
	13,752	-	2,018	15,770
Operating income (loss)	(6,359)	-	(2,018)	(8,377)
Interest income	-	-	10	10
Interest expense	(30)	-	-	(30)
Foreign exchange loss and other	(108)	-	29	(79)
Loss from continuing operations	$(6,497)	$-	$(1,979)	$(8,476)
Investing activities
Property, plant and equipment expenditures	$1,069	$3,002	$-	$4,071

	Nine months ended September 30, 2004 (Restated - Note 3(b))
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$25,542	$-	$-	$25,542
Direct operating costs	39,815	-	-	39,815
Depreciation and amortization	1,823	-	84	1,907
General and administrative expenses	-	-	4,325	4,325
Stock-based compensation	-	-	487	487
Accretion expense	560	-	-	560
Exploration and business development	-	-	774	774
	42,198	-	5,670	47,868
Operating income (loss)	(16,656)	-	(5,670)	(22,326)
Interest income	-	-	261	261
Interest expense	(113)	-	-	(113)
Foreign exchange loss and other	(108)	-	(459)	(567)
Loss from continuing operations	$(16,877)	$-	$(5,868)	$(22,745)
Investing activities
Property, plant and equipment expenditures	$2,171	$9,301	$321	$11,793

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the United States Securities and Exchange Commission for the three and nine month periods ended September 30, 2005 and 2004.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

Consolidated Balance Sheet
September 30, 2005

	Current Assets Held For Sale	Property, Plant and Equipment	Deferred Financing	Non-Current Assets Held For Sale	Convertible Debentures	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at September 30, 2005, Canadian GAAP	$9,089	$39,979	$1,145	$23,074	$6,368	$148,079	$1,809	$10,489	$(124,988)
Impairment of property, plant and equipment and change in depreciation (b)	-	(4,416)	-	-	-	-	-	-	(4,416)
Black Fox development costs (c)	-	(18,407)	-	-	-	-	-	-	(18,407)
Convertible debenture (d)(i)	-	-	258	-	1,675	(1)	(1,809)	123	(270)
Convertible debenture (d)(ii)	-	-	-	-	-	-	-	20,675	(20,675)
Flow-through common shares (f)	-	-	-	-	-	(238)	-	-	238
Commencement of operations at Standard Mine (h)	311	-	-	(1,151)	-	-	-	-	(840)
As at September 30, 2005, U.S. GAAP	$9,400	$17,156	$1,403	$21,923	$8,043	$147,840	$-	$31,287	$(169,358)

Consolidated Balance Sheet
December 31, 2004
(Restated - Note 3(b))

	Property, Plant and Equipment	Deferred Financing	Non-Current Assets Held For Sale	Convertible Debentures	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2004, Canadian GAAP	$37,599	$901	$32,104	$5,538	$141,795	$1,815	$9,627	$(107,028)
Impairment of property, plant and equipment and change in depreciation (b)	(4,848)	-	-	-	-	-	-	(4,848)
Black Fox development costs (c)	(14,048)	-	-	-	-	-	-	(14,048)
Convertible debenture (d)(i)	-	350	-	2,321	-	(1,815)	123	(279)
Convertible debenture (d)(ii)	-	-	-	-	-	-	20,675	(20,675)
Commodity contracts (e)	-	-	(1,340)	-	-	-	-	(1,340)
Flow-through common shares (f)	-	-	-	-	(238)	-	-	238
As at December 31, 2004, U.S. GAAP	$18,703	$1,251	$30,764	$7,859	$141,557	$-	$30,425	$(147,980)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended September 30,
	2005	2004
		(Restated - Notes 3(b) and 9(e))
Loss from continuing operations for the period based on Canadian GAAP	$(3,614)	$(8,476)
Change in depreciation of property, plant and equipment (b)	134	184
Black Fox development costs (c)	(871)	(2,813)
Convertible debenture ((d)(i))	(416)	-
Loss from continuing operations for the period based on U.S. GAAP	(4,767)	(11,105)
Loss from discontinued operations for the period based on Canadian GAAP	(3,599)	(2,753)
Commodity contracts loss (e)	-	1,005
Standard Mine development costs (h)	(526)	-
Loss from discontinued operations for period based on US GAAP	(4,125)	(1,748)
Net loss for the period based on U.S. GAAP	$(8,892)	$(12,853)
Comprehensive loss	$(8,892)	$(12,853)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.04)	$(0.14)
Discontinued operations	(0.04)	(0.02)
Net loss per share - U.S. GAAP basic and diluted	$(0.08)	$(0.16)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

	Nine months ended September 30,
	2005	2004
		(Restated - Notes 3(b) and 9(e))
Loss from continuing operations for the period based on Canadian GAAP	$(12,006)	$(22,745)
Cumulative effect of change in accounting policy (a)	-	(1,508)
Change in depreciation of property, plant and equipment (b)	432	481
Black Fox development costs (c)	(4,359)	(9,063)
Convertible debenture ((d)(i))	9	-
Loss from continuing operations for the period based on U.S. GAAP	(15,924)	(32,835)
Loss from discontinued operations for the period based on Canadian GAAP	(5,954)	(2,521)
Commodity contracts loss (e)	1,340	3,015
Standard Mine development costs (h)	(840)	-
(Loss) income from discontinued operations for the period based on U.S. GAAP	(5,454)	494
Net loss for the period based on U.S. GAAP	$(21,378)	$(32,341)
Comprehensive loss	$(21,378)	$(32,341)
Basic and diluted loss (income) per share in accordance with U.S. GAAP:
Continuing operations	$(0.16)	$(0.42)
Discontinued operations	(0.05)	0.00
Net loss per share - U.S. GAAP basic and diluted	$(0.21)	$(0.42)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(a)	Stock-based compensation

Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870. Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees.

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

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred, pending completion of a feasibility study. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $18.4 million has been recorded as at September 30, 2005.

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
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(d) Convertible debenture (Continued)

date, over the amount of the proceeds to be allocated to the common shares and warrants upon conversion, would be allocated to contributed surplus. This results in a discount on the debenture that is recognized as additional interest expense over the term of the debenture and any unamortized balance is expensed immediately upon conversion of the debenture. Accordingly, for U.S. GAAP purposes, the Company has recognized a beneficial conversion feature and debenture issuance costs of $20.7 million in the year ended December 31, 2002. Canadian GAAP does not require the recognition of any beneficial conversion feature.

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at September 30, 2005, unexpended flow-through funds were $0.1 million (December 31, 2004 - $0.6 million).

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
Nine month period ended September 30, 2005
(Stated in United States Dollars; tabular amounts in thousands, except for share and per share amounts)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (Continued)

(h)	Commencement of operations at Standard Mine

According to Canadian GAAP the Standard Mine was not in commercial production until June 1, 2005. Under U.S. GAAP, commercial production begins when construction is complete and saleable minerals are produced which was March 1, 2005. Accordingly for U.S. GAAP purposes an addition of current assets held for sale of $0.3 million, a reduction in non-current assets held for sale of $1.1 million, and an increase in net loss of $0.8 million has been recorded at September 30, 2005.

10.	SUBSEQUENT EVENTS

(a)	Signed Sales Agreement for Sale of Nevada Assets, related Private Placement and Advance

On October 17, 2005 a binding stock purchase agreement (the “Agreement”) was signed with Jipangu Inc. for the sale of the Nevada Assets for $14 million (the “Mines Sale”), subject to certain conditions. In addition, Apollo and Jipangu have entered into a subscription agreement for a $3.5 million private placement under which Jipangu would purchase up to 11,650,000 units of Apollo priced at Cdn$0.35 per unit, with each unit consisting of one common share of Apollo and 0.17167 of a warrant (for a total of up to 2,000,000 warrants), with each whole warrant exercisable for two years at Cdn$0.39 for one common share. If the private placement were completed and the warrants were exercised, Jipangu would own in the aggregate 19.7% of Apollo's common shares based on 106,556,451 common shares outstanding as of October 17, 2005.

The Company expects that the Mines Sale will close on November 18, 2005. Pursuant to the Agreement, if the Mines Sale does not close by December 1, 2005, either Apollo or Jipangu may terminate the Agreement, provided that the terminating party has not breached the Agreement in a manner that has prevented the closing. The $3.5 million private placement is conditional upon the completion of the Mines Sale, and would not close until the 61st day after the closing of the Mines Sale. If the Mines Sale is not completed, Jipangu would have the option to invest up to $3.5 million in a private placement under certain circumstances.

Also, on October 17, 2005, pursuant to the Agreement, Jipangu advanced Apollo $2.5 million and Apollo issued Jipangu a $2.5 million promissory note due June 1, 2006. The note is non-interest bearing through December 1, 2005, after which the note will bear interest at 7.3% per annum. At the closing of the Mines Sale, the $2.5 million advance would be credited toward the $14 million purchase price in full satisfaction of the indebtedness evidenced by the note.

(b)	Temporary Suspension of Mining at Montana Tunnels

In October 2005, due to increased wall activity in the eastern side of the open pit, the Company decided to temporarily suspend mining at Montana Tunnels. Although access to the pit is still possible, it is not within acceptable Apollo safety standards and the Company has commenced, with the assistance of outside consultants, a technical review of pit access options and safety issues affecting the mine. In the meantime, the Company plans to continue milling low grade ores from stockpile material and is currently unable to predict the effect on its financial results. An estimate of the financial effect of this event cannot be made until the technical review is completed.

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

The Montana Tunnels results of operations have been restated for all periods presented December 31, 2004 and earlier to reflect a change in accounting policy with respect to stripping costs.

Additionally, certain of the comparative figures have been reclassified to conform with the current period presentation. In particular, the results of operations of the Florida Canyon Mine and the Standard Mine for the three and nine months ended September 30, 2004 have been classified as discontinued operations and therefore the table below reflects Montana Tunnels statistics only.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Gold ounces sold	14,104	4,967	39,073	21,653
Direct operating costs	$14,162	$12,627	$40,273	$39,815
Less: Mining taxes, royalty expenses	345	212	932	685
By-product credits	6,929	5,351	19,280	16,918
Cash operating cost	6,888	7,064	20,061	22,212
Cash operating cost per ounce	$488	$1,422	$513	$1,026
Cash operating costs	6,888	7,064	20,061	22,212
Add: Mining taxes, royalty expenses	345	212	932	685
Total cash costs	7,233	7,276	20,993	22,897
Total cash cost per ounce	$513	$1,465	$537	$1,057
Total cash costs	7,233	7,276	20,993	22,897
Add: Depreciation & amortization (operations only)	615	646	1,885	1,823
Total production costs	7,848	7,922	22,878	24,720
Total production cost per ounce	$556	$1,595	$586	$1,142

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

The following presents a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2005 and September 30, 2004, respectively.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in the exploration, development and mining of gold. We own Black Fox, a development property located east of Timmins, Ontario, Canada. We also own a concession and the right to acquire additional concessions to the Huizopa exploration property in Mexico. In addition, we own and operate the Montana Tunnels Mine, a gold, silver, lead and zinc open pit mine, located near Helena, Montana and the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.

Recent Events.

Nevada Assets

On October 17, 2005, we entered into a Stock Purchase Agreement (the “Agreement”) with Jipangu Inc. (“Jipangu”), a Delaware corporation and wholly owned subsidiary of Jipangu International Inc., a Japanese corporation (“Jipangu Parent”), for the sale of all of the issued and outstanding stock of Florida Canyon Mining, Inc., Standard Gold Mining, Inc. and Apollo Gold Exploration, Inc. for $14.0 million (the “Mines Sale”), subject to certain conditions. In addition, we entered into a Subscription Agreement with Jipangu for a $3.5 million private placement (the “Private Placement”), pursuant to which Jipangu would purchase up to 11,650,000 units of Apollo priced at Cdn$0.35 per unit, with each unit consisting of one common share of Apollo and 0.17167 of a warrant (for a total of up to 2,000,000 warrants), with each whole warrant exercisable for two years at Cdn$0.39 for one common share of Apollo.

If the Private Placement were completed and the warrants were exercised, Jipangu would own in the aggregate 19.7% of Apollo's common shares based on 106,556,451 common shares outstanding as of November 7, 2005.

The closing of the Mines Sale under the Agreement is subject to certain conditions and we expect that the Mines Sale will close on November 18, 2005. If the Mines Sale does not close by December 1, 2005, either Apollo or Jipangu may terminate the Agreement, provided that the terminating party has not breached the agreement in a manner that has prevented the closing. The Private Placement is conditional upon the completion of the Mines Sale, and would not close until the 61st day after the closing of the Mines Sale. If the Mines Sale is not completed, Jipangu would have the option to invest up to $3.5 million in a private placement under certain circumstances.

Black Fox

As a result of the contemplated Mines Sale, we are focusing and concentrating our resources on the development of the Black Fox project which we believe is the future of the Company. An additional 30 underground diamond drill holes were completed during the third quarter 2005 bringing the total number of underground holes to date to 335, with the total number of drill holes completed, including surface holes, to 784 at September 30, 2005. We expect to complete the current drilling program in November 2005 and the Company has commenced work on updating our reserve calculations at Black Fox, which will be published first quarter 2006.

Montana Tunnels

The Montana Tunnels mine was acquired by Apollo in the second quarter 2002 and following a four month stripping program of waste rock removal, the mine commenced limited production of ore in October 2002, with full commercial production recommencing in April 2003. Since that time the mine has experienced pit wall problems that have resulted in periodic disruption of production and several significant changes to mining plans, including in late 2003 the commencement of the phase two stripping program to remove 25 million tons of material that slid off the southwest pit wall. This strip program was completed at the end of 2004 and the mine was then expected to have a 3 year mine life before a further pit expansion program was required. The result of these interruptions to normal operations has meant that the mine has failed to meet production expectations or forecasted cash costs per ounce of gold since recommencing operation in 2003. We monitor the wall movement on a daily basis and the movement of the wall above the haul ramp, although steady throughout 2004 and the first quarter of 2005, was consistent with the type of movement experienced historically and the Company believes it is manageable.

During May and June 2005 the mine again encountered production problems caused by the deterioration of the haul ramp leading to periodic ramp closures as a result of increased wall activity caused by excessive continuous rainfall, with June 2005 recorded as the third wettest month on record for Jefferson County. In June 2005 the mine plan was again revised to allow a two week shutdown to allow the mine to unload some upper slopes of the open pit and improve the haulage ramp. The two weeks of remediation work was carried out in July 2005, as planned, and production at the mine improved during August and September 2005. However during October there was again increased wall activity on the eastern side of the open pit above the haul ramp. Although the pit is still accessible, we decided to temporarily suspend mining on October 21, 2005 to undertake, with the assistance of outside consultants, a technical review of pit access options and safety issues affecting the mine. In the meantime, we plan to continue milling low grade ores from stockpile material and are currently unable to predict the effect on our financial results.

Summary of Production Results and Total Cash Costs per Ounce from Continuing Operations

Production from Continuing Operations & Metals Price Averages

The table below summarizes our production of gold, silver and other metals, as well as average metal prices, for each period indicated:

	Nine months ended September 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Production:
Gold (ounces)	39,073	33,743	44,124
Silver (ounces)	421,479	970,751	411,176
Lead (pounds)	9,273,121	10,064,265	10,843,184
Zinc (pounds)	19,800,021	26,222,805	21,792,452
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$431	$409	$364
Silver - London bullion mkt. ($/ounce)	$7.06	$6.66	$4.88
Lead - LME ($/pound)	$0.43	$0.40	$0.23
Zinc - LME ($/pound)	$0.59	$0.48	$0.38

For the three months ended September 30, 2005, gold production from continuing operations increased 184% to 14,104 ounces, zinc production increased 98% to 7,400,000 lbs, and lead production increased 61% to 3,389,000 lbs from 4,967 ounces of gold, 3,738,000 lbs of zinc, and 2,110,000 lbs of lead for the three months ended September 30, 2004, respectively. For the nine months ended September 30, 2005, gold production from continuing operations increased 80% to 39,073 ounces, zinc production increased 6% to 19,800,000 lbs, and lead production increased 33% to 9,273,000 lbs from 21,653 ounces of gold, 18,753,000 lbs of zinc, and 6,978,000 lbs of lead for the nine months ended September 30, 2004, respectively.

For the three months ended September 30, 2005, total cash cost per ounce of gold from continuing operations decreased 65% to $513 from $1,465 for the three months ended September 30, 2004. Production in 2004 was significantly reduced due to a major stripping program and the processing of lower grade and below reserve grade ores. For the nine months ended September 30, 2005, total cash cost per ounce of gold from continuing operations decreased 49% to $537 from $1,057 for the nine months ended September 30, 2004. The improvement in cash cost per ounce is due to higher production of metals as a result of better grades of ore and higher prices of zinc and lead. However, the total cash cost per ounce still remained above the selling price per ounce of gold primarily due to poor mining performance, resulting from ramp access and pit wall problems.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue from the Sale of Minerals from Continuing Operations.

Revenues from continuing operations for the three months ended September 30, 2005 increased 81% to $13.4 million from $7.4 million for the same period in 2004. Revenues from silver, zinc and lead for the three months ended September 30, 2005 increased 28% to $6.9 million from $5.4 million for the three months ended September 30, 2004. Revenue from gold sales for the three months ended September 30, 2005 were $6.4 million, (48% of total revenue) compared to $2.0 million (28% of the total revenue) for the same period 2004. Revenue from zinc at $4.7 million for the three months ended September 30, 2005 accounted for 35% of total revenues. The average price received for gold per ounce for the three months ended September 30, 2005 increased 11% to $455 from $411 for the three months ended September 30, 2004. The increase in revenues is due to increased production and higher prices of zinc and lead.

Continuing Operations - Montana Tunnels.

The following presents the key statistics for the Montana Tunnels operation for the three months ended September 30, 2005 and 2004, respectively:

	Three months ended September 30,
	2005	2004
		(as restated)
Tons mined	4,217,617	9,789,823
Tons milled	1,299,610	1,514,690
Gold grade oz/ton	0.0150	0.0059
Zinc grade %	0.42	0.20
Strip ratio	3.2:1	6.5:1
Production payable:
Gold ounces	14,104	4,967
Silver ounces	129,736	425,351
Lead pounds	3,389,443	2,110,786
Zinc pounds	7,401,636	3,738,427
Total cash costs per ounce	$513	$1,465
Total production costs per ounce	$556	$1,595
Total revenue ($ millions)	$13.4	$7.4
Capital expenditures ($ millions)	$0.1	$1.1

Due to the lower strip ratio required, the total mined tonnage during the three months ended September 30, 2005 was 4,217,617 tons compared to 9,789,823 tons mined in the same period of 2004, a reduction of 57%. Of the total mined for the three months ended September 30, 2005, 1,299,610 tons were ore, resulting in a strip ratio of 3.2:1 for the quarter, which was higher than expected for the three months ended September 30, 2005, but lower than the strip ratio for the three months ended September 30, 2004 of 6.5:1.

The improvement in the third quarter 2005, compared to the third quarter 2004, in production and total cash cost per ounce is a result of higher grades of ore, particularly gold (0.0150 oz/ton compared to 0.0059 oz/ton) and zinc (0.42% compared to 0.20%), the combined revenues of which account for 83% of total revenues. This improvement in revenue was partially offset by increased direct operating costs.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs, and smelting and refining charges, for the three months ended September 30, 2005 increased 13% to $14.2 million from $12.6 million for the three months ended September 30, 2004, although there was a decrease in mined tons of 57% to 4,217,617 tons from 9,789,823 tons for the three months ended September 30, 2004. The mining cost per ton for the three months ended September 30, 2005 was $1.54 compared to $0.66 for the three months ended September 30, 2004. The two primary reasons for the increase in mining costs are: (i) in 2004 the majority of the material mined was waste from the upper benches of the pit requiring shorter uphill haul distances and therefore better efficiencies when compared to 2005, where mining was mainly from the pit bottom, and (ii) the significant increases in the prices of our mining consumables, such as diesel and tires, both of which have increased by over 100% since September 30, 2004. In addition to mining costs, the smelter charges for the three months ended September 30, 2005 increased 103% to $3,027,000 from $1,489,000 for the three months ended September 30, 2004, primarily due to the increased mine production of lead and zinc concentrates being processed by the smelter, along with a higher smelting charge per ton of concentrate due to the increase in the price of lead and zinc. Our smelting contract has a price participation clause which provides that as the prices of lead and zinc increase the benefit gained by the mine is shared with the smelter and vice-versa. The average price of zinc for the three months ended September 30, 2005 was $0.59/lb compared to $0.48/lb for the three months ended September 30, 2004.

Depreciation and Amortization. Depreciation and amortization expenses were $0.7 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively.

General and Administrative Expenses. General and administrative expenses were $0.9 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively.

Stock Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Share-based compensation was $171,000 and $388,000 for the three months ended September 30, 2005 and 2004, respectively.

Accretion Expense. Accrued accretion expense was $242,000 compared to $479,000 for the three months ended September 30, 2005 and 2004, respectively, primarily due to accrued site closure costs at the Montana Tunnels mine.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.2 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively. This decrease in expenditures is due to decreased exploration activities at our Huizopa property in Mexico.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 3% to $16.3 million for the three months ended September 30, 2005 from $15.8 million for the three months ended September 30, 2004.

Interest Income and Interest Expense. We realized interest income of $105,000 during the three months ended September 30, 2005 and interest expense of $747,000 in the same period compared to $10,000 in interest income and $30,000 in interest expense during the three months ended September 30, 2004. The interest income increase is partially due to increased income earned on reclamation bonding deposits. The increase in interest expense is due to accretion on the convertible debentures issued in the fourth quarter of 2004.

Foreign Exchange Gain (Loss). There was a foreign exchange gain of $5,000 for the three months ended September 30, 2005 compared to a $79,000 loss during the three months ended September 30, 2004 from cash balances held in Canadian dollars. Apollo utilizes United States dollars as its functional and reporting currency.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $3.6 million, or $0.03 per share, for the three months ended September 30, 2005, as compared to a loss of $8.5 million, or $0.11 per share, for the three months ended September 30, 2004.

Loss from Discontinued Operations.

During the second quarter, the Company adopted a plan to dispose of its Nevada Assets. For the three months ended September 30, 2005, we recorded an impairment of $3.9 million related to the Nevada Assets. This component, when added to the results from the discontinued operations means that the Company incurred a total loss for the three months ended September 30, 2005 of $3.6 million, or $0.03 per share, as compared to a loss of $2.8 million, or $0.03 per share, for the three months ended September 30, 2004.

Discontinued Operations.

Florida Canyon. Florida Canyon’s gold production decreased 58% to 6,169 ounces at a total cash cost of $409 per ounce for the three months ended September 30, 2005 from 14,820 ounces of gold at a total cash cost of $406 per ounce for the three months ended September 30, 2004, primarily due to cessation of mining on March 1, 2005.

We had planned to mine throughout 2005, however, management determined at the end of February 2005 to focus its personnel and resources on the Standard Mine and therefore the decision was taken to temporarily suspend mining activity from March 1, 2005 and to continue to produce gold at Florida Canyon by leaching down the gold contained within the existing pad.

	Three months ended September 30,
	2005	2004
		(as restated)
Tons mined	0	4,235,978
Gold production - ounces	6,169	14,820
Silver production - ounces	3,054	12,154
Total cash costs per ounce	$409	$406
Total production costs per ounce	$409	$447
Total revenue ($ millions)	$2.7	$5.0
Capital expenditures ($ millions)	$0.0	$0.7

There was no net gain or loss for the three months ended September 30, 2005 as compared to a $646,000 loss for the three months ended September 30, 2004, due to the last of the Standard Bank put/call commodity contracts being completed in April 2005.

Standard Mine. Standard Mine entered into commercial production on June 1, 2005. Loading of ore onto the heap leach pad continued throughout the third quarter 2005 enabling the expansion of the area under leach and therefore improved production of gold. Standard Mine produced 8,432 ounces of gold during the three months ended September 30, 2005 at a total cash cost of $387 per ounce.

Following are key operating statistics at the Standard Mine for the third quarter of 2005 compared to 2004:

	Three months ended September 30,
	2005	2004
Ore mined - tons	1,428,103	Not in production
Waste mined - tons	1,136,718
Total tons mined	2,564,821
Strip ratio	0.8:1
Grade of gold - ozs/ton	0.0151
Gold production - ounces	8,432
Silver production - ounces	21,901
Total cash costs per ounce	$387
Total production costs per ounce	$387
Total revenue ($ millions)	$3.9
Capital expenditures ($ millions)	$0.5	$1.9

During the three months ended September 30, 2005, 2,565,000 tons were mined, of which 1,428,000 tons were ore with the balance being waste, resulting in a strip ratio of 0.8:1. This strip ratio is equal to the average expected for the year 2005. All ore tons were placed on the pad at an average grade of 0.0151 ounces per ton.

Capital expenditure for the third quarter 2005 was $0.5 million compared to $1.9 million in the third quarter of 2004. This lower expenditure is because the mine was under construction in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue from the Sale of Minerals from Continuing Operations.

Revenues from continuing operations for the nine months ended September 30, 2005 increased 42% to $36.3 million from $25.5 million for the same period in 2004. Revenues from silver, zinc and lead for the nine months ended September 30, 2005 increased 14% to $19.3 million from $16.9 million for the nine months ended September 30, 2004. Revenue from gold sales for the nine months ended September 30, 2005 were $17.0 million, (47% of total revenue) compared to $8.6 million (34% of the total revenue) for the same period 2004. Revenue from zinc at $12.3 million for the nine months ended September 30, 2005 accounted for 34% of total revenues. The average price received for gold per ounce for the nine months ended September 30, 2005 increased 9% to $435 from $398 for the nine months ended September 30, 2004. The increase in revenues is primarily due to increased production due to higher prices of zinc and lead.

Continuing Operations - Montana Tunnels.

The following presents the key production statistics for the Montana Tunnels operation for the nine months ended September 30, 2005 and 2004, respectively.

	Nine months ended September 30,
	2005	2004
		(as restated)
Tons mined	13,606,591	27,578,156
Tons milled	3,965,389	3,780,791
Production:
Gold grade oz/ton	0.014	0.009
Zinc grade %	0.36	0.38
Gold ounces	39,073	21,653
Silver ounces	421,479	769,020
Lead pounds	9,273,121	6,978,014
Zinc pounds	19,800,021	18,753,013
Total cash costs per ounce	$537	$1,057
Total production costs per ounce	$586	$1,142
Total revenue ($ millions)	$36.3	$25.5
Capital expenditures ($ millions)	$0.2	$2.2

Due to the lower strip ratio planned, the total mine tonnage moved during the nine months ended September 30, 2005, was 13,606,591 tons compared to 27,578,156 tons mined for the nine months ended September 30, 2004. Of the total mined in the first nine months of 2005, 4,038,000 were ore giving a strip ratio for the year-to-date of 2.4:1 which was slightly higher than expected. This compares to ore mined in the first nine months of 2004 of 4,076,000 tons for a strip ratio of 5.8:1.

The higher total cash costs in 2004 are a result of the implementation of the FASB recommendation on stripping costs.

Operating Expenses.

Direct Operating Expenses. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the nine months ended September 30, 2005 increased 1% to $40.3 million from $39.8 million for the nine months ended September 30, 2004, although there was a decrease in mined tonnage of 51% to 13,606,591 tons from 27,578,156 tons for the nine months ended September 30, 2004. These higher than expected costs were a result of operational problems encountered in the mine and higher unit costs of operational supplies when compared to 2004. The operational problems were weather related problems in the second quarter 2005, resulting in problems with access to the ramp and lower tons being mined. The higher unit costs of operational supplies are a result of the significant increase in the cost of consumables such as diesel and tires, both of which have increased by over 100% during the past twelve months.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $2.0 million for the nine months ended September 30, 2005 as compared to $1.9 million for the same period 2004.

General and Administrative Expenses. General and administrative expenses were $3.7 million for the nine months ended September 30, 2005 as compared to $4.3 million from the first nine months ended September 30, 2004 primarily due to no management bonuses being paid in 2005.

Stock Based Compensation. In January 2004 the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Share-based compensation was $0.5 million for both the nine months ended September 30, 2005 and the same period of 2004.

Accretion Expense. Accrued accretion expense was $0.6 million for the nine months ended September 30, 2005 compared to $0.6 million for the same period of 2004, due to accrued site closure costs at the Montana Tunnels mine.

Expenses for Exploration and Development. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $0.7 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Total Operating Expenses. As a result of these expense components, our operating expenses totaled approximately $47.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest Income and Interest Expense. Apollo realized interest income of $278,000 during the nine months ended September 30, 2005 and interest expense of $1,940,000 in the same period compared to $261,000 in interest income and $113,000 in interest expense during the nine months ended September 30, 2004. The increase in interest expense is due to accretion on the convertible debentures issued in the fourth quarter of 2004.

Gain on Sale of Property, Plant and Equipment. A $1.3 million gain on sale of spare mining equipment at Montana Tunnels was realized during the first nine months ended September 30, 2005.

Foreign Exchange Loss. There was a foreign exchange loss of $28,000 for the nine months ended September 30, 2005 compared to a $567,000 loss during the nine months ended September 30, 2004 from cash balances held in Canadian dollars. Apollo utilizes United States dollars as its functional and reporting currency.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $12.0 million, or $0.12 per share, for the nine months ended September 30, 2005, as compared to a loss of $22.7 million, or $0.29 per share, for the nine months ended September 30, 2004.

Loss from Discontinued Operations.

During the second quarter, the Company adopted a plan to dispose of its Nevada Assets. For the nine months ended September 30, 2005, we recorded a total impairment of $8.4 million related to the Nevada Assets. This impairment when added to the results from the discontinued operations meant that the Company incurred a total loss for the nine months ended September 30, 2005 of $6.0 million, or $0.06 per share, as compared to a loss of $2.5 million, or $0.03 per share, for the nine months ended September 30, 2004.

Discontinued Operations.

Florida Canyon. At Florida Canyon, production of gold decreased by 55% to 24,765 ounces at a total cash cost of $380 per ounce for the nine months ended September 30, 2005 from 55,649 ounces of gold at a total cash cost of $354 per ounce for the nine months ended September 30, 2004 primarily due to the cessation of mining on March 1, 2005. The total cash cost for the nine months ended September 30, 2005 of $380 per ounce includes a non cash charge from leach pad inventory of $225 per ounce of gold.

We had planned to continue mining at Florida Canyon throughout 2005, however, management determined at the end of February 2005 to focus its personnel and resources on the Standard Mine and therefore the decision was taken to temporarily suspend mining activity from March 1, 2005 and to continue to produce gold by leaching down the gold contained within the existing pad at Florida Canyon.

Following are key operating statistics at Florida Canyon for the nine months of 2005 compared to 2004:

	Nine months ended September 30,
	2005	2004
		(as restated)
Tons mined	960,292	17,102,792
Gold production - ounces	24,765	55,649
Silver production - ounces	15,583	49,368
Total cash costs per ounce	$380	$354
Total production costs per ounce	$412	$390
Total revenue ($ millions)	$9.5	$20.1
Capital expenditures ($ millions)	$0.0	$1.1

A $3.6 million gain on sale of spare mining equipment at Florida Canyon was realized during the nine months ended September 30, 2005.

There was a $38,000 gain for the nine months ended September 30, 2005 for the commodities contract with Standard Bank as compared to a $516,000 gain for the nine months ended September 30, 2004. This commodities contract was finished in April 2005.

Standard Mine. The Standard Mine continued loading ore onto the heap leach pad, leaching gold and expanding the area under leach during the first nine months of 2005.

The Standard Mine entered into commercial production on June 1, 2005. Under Canadian GAAP it was determined that due to construction of the plant only being completed in late February 2005, coupled with the limited number of leach fields available, the mine was not in production in the first five months of 2005. The Standard Mine produced 11,241 ounces of gold during the four months June to September at a total cash cost of $380 per ounce. For the first five months of 2005 the mine produced 6,731 ounces of gold, the revenue which was offset against the operating expenses and the net sum treated as capital expenditures.

Following are key operating statistics at the Standard Mine for the first nine months of 2005 compared to 2004:

	Nine months ended September 30,
	2005	2004
Ore mined - tons	1,887,360	Not in production
Waste mined - tons	1,675,846
Total tons mined	3,563,206
Strip ratio	0.9:1
Grade of gold ozs/ton	0.0166
Gold production - ounces	11,241
Silver production - ounces	30,916
Total cash costs per ounce	$380
Total production costs per ounce	$380
Total revenue ($ millions)	$5.2
Capital expenditures ($ millions)	$2.9	$5.1

During the first nine months of 2005, tons mined were slightly above forecast at 3,563,206 tons of which 1,887,360 tons were ore with the balance being waste giving a strip ratio of 0.9:1. This strip ratio was slightly higher than the average expected for the year 2005 of 0.8:1. All ore tons were placed on the pad at an average grade of 0.0166 ounces per ton.

Capital expenditures for the first nine months of 2005 were $2.9 million, $2.2 million lower than the same period 2004.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities. At September 30, 2005, cash and cash equivalents were $0.3 million, compared to cash and cash equivalents of $6.9 million at December 31, 2004. The decrease in cash from December 31, 2004 was primarily the result of operating cash outflows of $6.7 million, investment activities of $3.3 million plus a reduction of capital lease debt of $0.8 million. These outflows were offset by funds from proceeds on disposal of property, plant and equipment of $2.0 million and sale of common shares of $5.9 million.

Investing activities used $3.3 million of cash during the nine months ended September 30, 2005, compared to $13.8 million in the same period 2004. Capital expenditures in the first nine months were $4.7 million of which $4.4 million were for the further development of the Black Fox project. In addition to this capital expenditure, $1.6 million was invested in the restricted cash account as part of the Montana Tunnels reclamation liability.

We intend to deposit $10.9 million of the $14.0 million we expect to receive in the fourth quarter from the sale of the Nevada Assets as substitute collateral for our $8.73 million convertible debentures, which are currently secured by the Nevada Assets. Subject to certain conditions, we could replace this future cash collateral with Black Fox as security for the convertible debentures. By the end of the second quarter of 2006, we expect we will be able to meet those conditions, resulting in additional funds being available to the Company for further development of Black Fox, exploration at Huizopa and other general corporate purposes.

We believe that our current funds together with the October 2005 $2.5 million cash advance on the purchase price for the Nevada Assets, the remaining $0.6 million the we expect to receive for the sale of the Nevada Assets, net of cash used as cash collateral for the debentures, and the contemplated $3.5 million private placement investment by Jipangu will be sufficient to fund our working capital and exploration and development expenditures for the next twelve months. In addition, we may raise additional financing from the sale of debt or equity securities which may include Canadian flow-through financing to fund a portion of our exploration expenditures at Black Fox. Exploration and development expenditures for Huizopa and Black Fox are estimated at $1.0 million for the last quarter of 2005. If we do not sell the Nevada Assets or successfully generate cash flow from our mines, we would be required to secure additional financing to enable us to continue as a going concern and undertake our expenditure programs.

Financing activities for the nine months ended September 30, 2005 included (1) completing in January 2005 the second tranche of a registered offering of 4,199,998 units with an issue price of $0.75 for proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrants of $0.2 million, and (2) completing on June 3, 2005, the sale to Jipangu of 10,000,000 common shares at $0.32 per share, proceeds from which amounted to $3.2 million, net of expenses of $32,000.

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

In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2004 by $24,033,000 and to increase the net loss for the year ended December 31, 2004 by $12,818,000 ($0.16 per share). The net loss for the three months and nine months ended September 30, 2004 increased by $4,097,000 ($0.05 per share) and $11,446,000 ($0.15 per share), respectively, as a result of this change.

CONTRACTUAL OBLIGATIONS

The Company has several outstanding equipment leases and financings. As of September 30, 2005, there are no material changes from the information presented in the Company’s Annual Report.

OFF BALANCE SHEET ARRANGEMENTS

We have a contingent liability at our Black Fox property in the form of a Cdn $3.0 million payment to the original owners of the property due if and when the mine reaches an average production level of 300 tonnes of ore per day over a 30 day period.

ENVIRONMENTAL

As of September 30, 2005, we have accrued $12.4 million related to reclamation, severance and other closure requirements at Montana Tunnels, an increase of $0.6 million from December 31, 2004. This liability is covered by a combination of surety bonds, totaling $15.8 million, and cash bonds totaling $1.3 million, for a total reclamation surety, at September 30, 2005 of $17.1 million. We have accrued what management believes is the present value of our best estimate of the liability as of September 30, 2005; however, it is possible that our obligation may change in the near or long term depending on a number of factors.

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

Foreign Currency Exchange Rate Risk

The price of gold is denominated in United States dollars and the majority of our revenues and expenses are denominated in United States dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the U.S. dollar revenue stream. Approximately 52% of our cash and cash equivalents were invested in Canadian dollars at September 30, 2005. We have realized exchange losses during 2005 due to a decrease in the value of the Canadian dollar versus the U.S. dollar. We currently do not utilize market risk sensitive instruments to manage our exposure.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. According to current estimates, a $10 change in the price of gold would result in a $0.3 million change in pre-tax earnings and cash flows from continuing operations for the last quarter of 2005. We have in the past purchased puts/calls and we have no ounces of puts/calls outstanding at September 30, 2005. We may in the future more actively manage our exposure through hedging programs.

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

Not all of these deficiencies have been fully remediated. The first of these deficiencies relates primarily to staffing at our Nevada Assets, assets held for sale. As of the end of September 2005 we have implemented new inventory procedures and have added staff to our warehouse. As a result of these measures we believe the deficiencies with regard to the inventory control have been remediated. Additional steps have been taken to improve the effectiveness of the internal controls with regard to the management processes and a lack of segregation of procurement and accounting duties at our Nevada Assets. However, our internal audit team has not fully monitored and tested these controls because the assets are under contract for sale. Therefore, the Company believes these significant deficiencies in aggregate remain significant enough to be reported as a “material weakness” in our financial controls as defined in AS No. 2. We will continue to monitor the effectiveness of our internal controls and make further changes our management determines appropriate.

The second material weakness relates to lack of appropriate review of non-routine or complex accounting matters, relating accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements. In the second quarter, we established a Financial Disclosure Policy Committee to review all non-routine accounting matters and disclosure and application of Canadian and U.S. GAAP, added additional technical accounting expertise to the accounting staff, and implemented formal policies addressing the internal controls over non-routine or complex accounting matters, accounting entries, appropriate documentation, and disclosures. During the third quarter, we began our evaluation of these controls and procedures and in the fourth quarter we will continue our evaluation to determine if these controls are operating effectively.

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

APOLLO GOLD CORPORATION

Date: November 8, 2005	By:	/s/ R. DAVID RUSSELL

R. David Russell, President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ MELVYN WILLIAMS

Melvyn Williams, Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act