Form 10-K/A
period 2004-12-31
APOLLO GOLD CORP
filed 2006-01-25
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is being filed to include additional information in the disclosure regarding the Company’s proven and probable reserves appearing in Item 1 on pages 14 and 15. The additional information relates to reconciliation of the Company’s reserves estimated pursuant to Securities and Exchange Commission Industry Guide 7 to its reserves estimated pursuant to Canada National Instrument 43-101.

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
Mineral Reserves
      Proven and probable reserves were prepared by us and audited by Mine Development Associates. The 2004 reserves were calculated based on a gold price of $375 per ounce. Our proven and probable mineral reserves are estimated in conformance with definitions set out in Canada’s National Instrument 43-101

(“NI 43-101”) and on a basis consistent with the definition of proved and probable mineral reserves set forth in U.S. Securities and Exchange Commission Industry Guide 7. See our “Glossary of Terms”.

Proven and Probable Reserves — Gold Ounces(1)

	Year Ended December 31,

Mines	2004	2003	2002

Montana Tunnels	643,800	692,500	291,600
Florida Canyon	263,600	374,393	330,900
Standard	442,400	404,100	318,300
Black Fox Project	457,100	457,100	—

Apollo Gold — Total	1,806,900	1,928,093	940,800

(1)	Since we report our mineral reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves. For example, NI 43-101 requires that reserves be supported by a pre-feasibility study, and Industry Guide 7 requires support by a final feasibility study meeting bankable standards. The Black Fox Project thus reports reserves under NI 43-101, but reports no reserves under Industry Guide 7 as a final bankable feasibility study has not been completed. No reconciliation between NI 43-101 and Industry Guide 7 is included for Montana Tunnels, Florida Canyon and Standard as there are no material differences.
      At Black Fox the above reserves are for an open pit that was audited last year. At the present time, a feasibility study is underway (due for completion in the third quarter 2006), One of the Company’s goals is to add underground reserves.
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

(3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.

Exhibit
No.		Exhibit Name

1.2		Underwriting Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc.(2)
1.3		Agency Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc., dated November 4, 2004.(3)
1.4		Engagement Letter between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc. dated December 29, 2004.(4)
1.5		Agency Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc., dated December 31, 2004.(5)
2.1		Merger Agreement dated as of January 31, 2002, by and among Nevoro Gold Corporation, Nevoro Gold USA, Inc. and Apollo Gold Corporation.(6)
2.2		International Pursuit Corporation and Nevoro Gold Corporation Arrangement Agreement dated May 13, 2002.(6)
2.3		Purchase Agreement dated May 30, 2003 by and between Exall Resources Limited, Glimmer Resources, Inc. and International Pursuit Corporation.(6)
2	.3(a)	Amendment Agreement dated as of September 5, 2002, by and between Exall Resources Limited, Glimmer Resources, Inc. and Apollo Gold Corporation.(6)
3.1		Letters Patent of the Registrant Brownlee Mines (1936) Limited from the Province of Ontario dated June 30, 1936; Certificate of Amendment of Articles of the Registrant effective July 20, 1972; Certificate of Amendment of Articles of the Registrant effective on November 28, 1975; Certificate of Amendment of Articles of the Registrant effective on August 14, 1978 (Change of name to J-Q Resources Inc.); Certificate of Articles of Amendment of the Registrant effective on July 15, 1983; Certificate of Articles of Amendment of the Registrant effective July 7, 1986; Certificate of Articles of Amendment of the Registrant effective August 6, 1987 (Change of name to International Pursuit Corporation); Certificate of Articles of Arrangement of the Registrant effective June 25, 2002 (Change of name to Apollo Gold Corporation); Certificate of Continuance filed May 28, 2003.(6)
3.2		By-Laws of the Registrant, as amended to date.(6)
4.1		Sample Certificate of Common Shares of the Registrant.(6)
4.2		Registration Rights Agreement dated September 13, 2002 by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(6)
4.3		Registration Rights Agreement dated December 23, 2002, by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(6)
4.4		Form of Subscription Agreement dated September 26, 2003, by and among Registrant and certain investors.(1)
4.5		Registration Rights Agreement dated September 26, 2003, by and among Registrant and BMO Nesbitt Burns Inc., acting on behalf of and for the benefit of each of the holders.(1)
4.6		Form of Senior Indenture.(7)

Exhibit
No.	Exhibit Name

4.7	Form of Subordinated Indenture.(7)
4.8	Debenture between Apollo Gold Corporation and Regent Securities Capital Corporation.(3)
4.9	Form of Compensation Warrant.(2)
4.10	Form of Subscription for Special Notes.(3)
4.11	Trust Indenture by and among Apollo Gold Corporation, Apollo Gold, Inc. and The Canada Trust Company.(3)
4.12	Form of Special Note.(3)
4.13	Form of Subscription Agreement for Special Warrants.(3)
4.14	Form of Special Warrants.(3)
4.15	Form of Compensation Option.(3)
4.16	Form of Subscription Agreement.(4)
4.17	Form of Registration Rights Agreement.(4)
10.1	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, President and Chief Executive Officer.(6)
10.2	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, Vice-President, Exploration.(6)
10.3	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Donald W. Vagstad, Vice-President, General Counsel and Secretary.(6)
10.4	Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and David K. Young, Vice-President, Business Development.(6)
10.5	Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan.(6)
10.6	Apollo Gold Corporation Stock Option Incentive Plan.(6)
10.7	Form of Stock Option Agreement used for Apollo Gold Corporation Stock Option Incentive Plan.(6)
10.8	Term Bonding Agreement dated August 1, 2002 among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc.(6)
10.9	Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan).(6)
10.10	Installment Sales Contract between Florida Canyon Mining, Inc. and Caterpillar Financial Services Corporation dated January 9, 2002.(6)
10.11	Second Installment Sales Contract between Florida Canyon Mining, Inc. and Caterpillar Financial Services Corporation dated January 9, 2002.(6)
10.12	Finance Lease between Florida Canyon Mining and Caterpillar Financial Services Corporation dated as of August 23, 2002.(6)
10.13	Form of Indemnification Agreement between Apollo Gold Corporation and its officers and directors.(8)
10.14	Form of Indemnification Agreement between Apollo Gold Corporation subsidiaries and their respective officers and directors.(8)
10.15	Employment Agreement between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004.(8)
10.16	Employment Agreement between Apollo Gold Corporation and Donald O. Miller, effective as of March 1, 2004.(8)
10.17	Employment Agreement between Apollo Gold Corporation and Wade Bristol, Vice President of United States Operations.(7)
21.1	List of subsidiaries of the Registrant.(9)
23.1	Consent of Deloitte & Touche LLP(9)
23.2	Consent of Mine Development Association*

Exhibit
No.	Exhibit Name

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-109511).

(2)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.

(3)	Incorporated by reference to the Current Report on Form 8-K filed on November 9, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed on January 5, 2005.

(5)	Incorporated by reference to the Current Report on Form 8-K filed on January 6, 2005.

(6)	Incorporated by reference to the Registration Statement on Form 10 (File No. 001-31593).

(7)	Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-119198).

(8)	Incorporated by reference to the Current Report on Form 8-K filed on September 24, 2004.

(9)	Filed with the Annual Report on Form 10-K filed March 16, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed January 25, 2006 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. DAVID RUSSELL

R. David Russell
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
No.	Exhibit Name

23.2	Consent of Mine Development Associates
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act