Form 10-K
period 2005-12-31
APOLLO GOLD CORP
filed 2006-03-31
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
ð	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number: 001-31593
________________

Apollo Gold Corporation
(Exact name of registrant as specified in its charter)

Yukon Territory	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5655 S. Yosemite Street, Suite 200
Greenwood Village, Colorado 80111-3220
(Address of Principal Executive Offices Including Zip Code)

(720) 886-9656
(Registrant’s telephone number, including area code)
________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	American Stock Exchange Toronto Stock Exchange

Securities registered pursuant to Section 12 of the Act: Common Shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2005, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $31,424,977 million (based upon the closing price for shares of the registrant’s common shares as reported by the American Stock Exchange on that date).

As of March 24, 2006, the registrant had 121,396,859 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States (“U.S.”) dollars. Unless otherwise indicated Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the U.S. (“U.S. GAAP”) and those applied in Canada, as applicable to Apollo Gold Corporation, are discussed in Note 20 to the Consolidated Financial Statements.

Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

References to “Apollo,” the “Company,” “we,” “our,” or “us” mean Apollo Gold Corporation, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

NON-GAAP FINANCIAL MEASURES

In this Annual Report on Form 10-K, we use the terms “cash operating costs,” “total cash costs,” and “total production costs,” each of which are considered non-GAAP financial measures as defined in the United States Securities and Exchange Commission (the “SEC”) Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. These terms are used by management to assess performance of individual operations and to compare our performance to other gold producers.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” and similar expressions identify forward-looking statements. These statements include comments regarding:

• Company's future focus on Black Fox;

• the establishment and estimates of mineral reserves and resources;

• production;

• production commencement dates;

• total production costs;

• cash operating costs;

• total cash costs;

• grade;

• processing capacity;

• potential mine life;

• feasibility studies;

• publication of reserves and an NI 43-101 report and any results therefrom;

• development costs;

• expenditures;

• exploration;

• permits;

• expansion plans;

• plans for Black Fox and Huizopa;

• closure costs;

• remediation costs for Montana Tunnels;

• sale of and continued milling at Montana Tunnels;

• WARN Act notice and timing of layoff;

• development drilling and its potential results;

• surveys of claims;

• recovery rates;

• geological prospects;

• impact of governmental laws;

• nonpayment of dividends and use of earnings from operations;

• delivery of metals;

• hedging contracts;

• cash flows;

• future financing;

• liquidity;

• our ability to fund our estimated expenditure and capital requirements;

• estimated environmental liabilities;

• factors impacting our results of operations;

• application of Sarbanes Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

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

• changes in mining and milling costs;

• operational problems at our mining property;

• metallurgy, processing, access, availability of materials, equipment, supplies and water;

• determination of reserves;

• changes in project parameters;

• costs and timing of development of new reserves;

• results of current and future exploration activities;

• results of pending and future feasibility studies;

• joint venture relationships;

• ability to sell our mining property or its assets;

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

GLOSSARY OF TERMS

We report our reserves on two separate standards to meet the requirements for reporting in both Canada and the United States (“U.S.”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions given in NI 43-101 are adopted from those given by the Canadian Institute of Mining Metallurgy and Petroleum. U.S. reporting requirements for disclosure of mineral properties are governing by SEC Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our resources and reserves according to the definitions set forth in NI 43-101 and modify and reconcile them as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 Definitions

indicated mineral resource
The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource
The term “inferred mineral resource” refers to that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

measured mineral resource
The term “measured mineral resource” refers to a part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity..

mineral reserve
The term “mineral reserve” refers to the economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that might occur when the material is mined.

mineral resource
The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

probable mineral reserve
The term “probable mineral reserve” refers to the economically mineable part of an indicated, and in some circumstances a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, can other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

proven mineral reserve[1]	The term “proven mineral reserve” refers to the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study.
qualified person[2]
The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the project or report and is a member in good standing of a self-regulating organization.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.
development stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material[3]	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.
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
proven reserve
The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

[1]For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.
[2] Industry Guide 7 does not require designation of a qualified person.
[3] This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

breccia	rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix

call	a financial instrument that provides the right, but not the obligation, to buy a specified number of ounces of gold at a specified price

clasts	fragments of a pre-existing rock or fossil embedded within another rock

concentrate	a processing product containing the valuable ore mineral from which most of the waste mineral has been eliminated

cretaceous	the third and latest of the periods in the Mesozoic era

cut-off grade	when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit

diatreme	an upward sloping passage forced through sedimentary rock by volcanic activity

doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold

fault	a rock fracture along which there has been displacement

feasibility study	a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues, and risks

fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

footwall	a geologic or mining term meaning the rock below a fault or vein, or underlying a natural feature, or the mining floor

formation	a distinct layer of sedimentary rock of similar composition

geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere

geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere

geotechnical	the study of ground stability

grade	quantity of metal per unit weight of host rock

hanging wall	a geologic or mining term meaning the rock above a fault or vein, or overlying a natural feature (as opposed to a footwall)

heap leach
a mineral processing method involving the crushing and stacking of ore on an impermeable liner upon which solutions are sprayed to dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals

heterolithic	having more than one, differing kinds of rock components

host rock	the rock containing a mineral or an ore body

hydrothermal	the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

induced polarization	a method of conducting geophysics and locating drilling targets

intercalated	said of layered material that exists or is introduced between layers of a different character

latitic composition	igneous rock composed largely of equal amounts of orthoclase and plagioclase feldspar minerals and less than 10% quartz

mafic	pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals

mapped or geological mapping	the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities

mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form

mineralogy	the science of minerals

mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals mining
the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

National Instrument 43-101	Canadian standards of disclosure for mineral projects

open pit	surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body

ore	mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions

ore body	a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable

outcrop	that part of a geologic formation or structure that appears at the surface of the earth

petrographic	the systematic classification and description of rocks, especially by microscopic examinations of thin sections

pluton	a body of igneous rock that has formed beneath the surface of the earth by consolidation from magma

put	a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold at a specified price

pyrite	common sulfide of iron

quartz	a mineral composed of silicon dioxide, SiO2 (silica)

quartz monzonite	a course-grained igneous rock made up principally of feldspar minerals and quartz reclamation
the process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

reclamation and closure costs
the cost of reclamation plus other costs, including without limitation certain personnel costs, insurance, property holding costs such as taxes, rental and claim fees, and community programs associated with closing an operating mine recovery rate
a term used in process metallurgy to indicate the proportion of valuable material physically recovered in the processing of ore, generally stated as a percentage of the material recovered compared to the total material originally present

SAG	semi-autogenous grinding, a method of grinding rock into fine particles, in which the grinding media consists of steel balls

SEC Industry Guide 7	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations

sedimentary rock	rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and redeposited

shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact

skarn	a rock of complex mineral composition

stratigraphy	the branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth’s crust

strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

strip	to remove overburden in order to expose ore

subangular	somewhat angular, free from sharp angles but not smoothly rounded

sulfide	a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

variogram	graphical representation of the rate of change of grade with distance which is used to define parameters for controlling sample layout and resource modeling

vein	a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz

volcaniclastics	volcanic rocks containing significant amounts of rock fragments that have been moved from their place of origin during volcanic activity

volcanic rock	originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying

wall rock	the rock adjacent to a vein

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations could be used herein:

Au	= gold	m(2)	= square meter
g	= gram	m(3)	= cubic meter
Au g/t	= grams of gold per tonne	Mg or mg	= milligram
ha	= hectare	mg/m(3)	= milligrams per cubic meter
km	= kilometer	T	= tonnes
km(2)	= square kilometers	t	= ton
kg	= kilogram	Oz	= troy ounce
lb	= pound	Ppb	= parts per billion
m	= meter	Ma	= million years

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

Apollo is engaged in gold mining including extraction, processing, refining and the production of by-product metals, as well as related activities including exploration and development. The Company owns and operates the Montana Tunnels mine, an open pit mine and mill currently producing gold doré and lead-gold and zinc-gold concentrates from stockpiled, low grade ore. See Item 2 “Description of Properties” for further information. In March 2006, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., the company which operates the Montana Tunnels mine.

On November 18, 2005, Apollo sold Florida Canyon Mining, Inc., Standard Gold Mining, Inc. and Apollo Gold Exploration, Inc. (collectively, the “Nevada Assets”) to a wholly owned subsidiary of Jipangu, Inc., for $14 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

With the plan of disposal of the Montana Tunnels mine, Apollo's future focus is on its development property, the Black Fox project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa exploration project, located in the Sierra Madre gold belt in Chihuahua, Mexico.

BACKGROUND

Apollo Gold Corporation

The following chart illustrates the operations and principal operating subsidiaries and their jurisdictions of incorporation. Apollo owns 100% of the voting securities of each subsidiary.

APOLLO GOLD GROUP
(as of March 24, 2006)

APOLLO GOLD CORPORATION: American Stock Exchange and Toronto Stock Exchange listed holding company which owns and operates the Black Fox development property.

APOLLO GOLD, INC.: Holding company, employs executive officers and furnishes corporate services to Apollo Gold Corporation and its subsidiaries.

MINERA SOL DE ORO S.A. de C.V.: Holds rights to the Huizopa exploration property.

MONTANA TUNNELS MINING, INC.: Owns and operates the Montana Tunnels mine and owns the Diamond Hill mine.

MINE DEVELOPMENT FINANCE INC.: Provides intercompany loans and other financial services to affiliated companies.

MINAS de ARGONAUTAS, S. de R.L de C.V.: Conducts exploration at the Huizopa exploration property in Mexico.

Financial Information

Segmented information is contained in note 19 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report on Form 10-K.

Products

The Montana Tunnels mine produces gold, zinc, silver, and lead in gold doré and lead-gold and zinc-gold concentrates. The metals produced are sold to custom smelters, refiners and metals traders. The percentage of sales contributed by each class of product is reflected in the following table.

	Year Ended December 31,
Product Category	2005	2004	2003
Gold	46%	37%	55%
Zinc	34%	34%	29%
Silver, lead and other metals	20%	29%	16%

The table below summarizes Montana Tunnels’ metals production and average metals prices for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Production Summary
Gold ounces	44,099	33,743	44,124
Silver ounces	524,722	970,751	411,216
Lead pounds	10,428,061	10,064,265	10,843,184
Zinc pounds	22,380,136	26,222,805	21,792,452
Average metals prices
Gold - London Bullion Mkt. ($/ounce)	$445	$409	$364
Silver - London Bullion Mkt. ($/ounce)	$7.31	$6.66	$4.88
Lead - LME Cash ($/pound)	$0.44	$0.40	$0.23
Zinc - LME Cash ($/pound)	$0.63	$0.48	$0.38

Gold

Montana Tunnels produced 44,099, 33,743, and 44,124 ounces of gold during the years ended December 31, 2005, 2004, and 2003, respectively.

The majority of our gold revenue is derived from the sale of gold contained within the lead-gold and zinc-gold concentrates. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information. The balance of the gold revenue is derived from the sale of refined gold in the form of doré bars. Because doré is an alloy consisting primarily of gold but also containing silver and other metals, bars are sent to refiners to produce bullion that meets the required market standard of 99.99% pure gold. Under the terms of our refining contracts, the bars are refined for a fee, and our share of the refined gold and the separately recovered silver is paid to us.

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

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average
1996	$415	$367	$388
1997	362	283	331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409
2005	537	411	445

Data Source: www.kitco.com

As of March 15, 2006, the high, low, and average afternoon fixing prices for gold per ounce on the London Bullion Market were $572, $525 and $553 per ounce, respectively.

Zinc

Production from the Montana Tunnels mine also includes the extraction, processing and sale of zinc and lead contained in sulfide concentrates. The mine produced approximately 22,400,000, 26,200,000 and 21,800,000 pounds of payable zinc in 2005, 2004 and 2003, respectively.

Due to its corrosion resisting property, zinc is used primarily as the coating in galvanized steel. Galvanized steel is widely used in construction of infrastructure, housing and office buildings. In the automotive industry, zinc is used for galvanizing and die-casting and in the vulcanization of tires. Smaller quantities of various forms of zinc are used in the chemical and pharmaceutical industries, including fertilizers, food supplements and cosmetics, and in specialty electronic applications such as satellite receivers.

Annual Global Supply/ Demand Balance for Zinc, 2001-2005

	2005	2004	2003	2002	2001
	(000 tonnes)
Refined Consumption	10,638	10,470	9,832	9,388	8,917
Refined Production	10,271	10,170	9,871	9,712	9,228
Release of Inv. Stocks	25	12	7	3	23
Increase (Decrease) World Stock	(342)	(288)	46	327	334
LME Stocks - Total	394	629	740	651	433
- Weeks’ consumption	1.9	3.1	3.9	3.6	2.5
Reported Stocks - Total	801	1,020	1,202	1,095	946
- Weeks’ consumption	3.9	5.1	6.4	6.1	5.5
LME cash price - $/tonne	1,380	1,048	828	779	886
- cents/lb	62.6	47.5	37.6	35.3	40.2

Data Source: Standard Bank Metals Report.

Zinc Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices of zinc in U.S. dollars per pound:

	Zinc
Year	High	Low
2001	0.48	0.33
2002	0.42	0.33
2003	0.46	0.34
2004	0.56	0.42
2005	0.86	0.53
2006*	1.08	0.87

* Through March 15, 2006

Silver

Montana Tunnels produced 524,722, 970,751 and 411,216 ounces of silver in the years ended December 31, 2005, 2004 and 2003, respectively. The silver production is derived from the gold doré as well as the lead and zinc concentrates.

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

Silver Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices of silver in U.S. dollars per ounce.

	Silver
Year	High	Low
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49
2005	9.22	6.39
2006*	10.26	8.83

* Through March 15, 2006

Lead

Production from Montana Tunnels also includes the extraction, processing and sale of lead contained in sulfide concentrates. Montana Tunnels produced approximately 10,400,000, 10,100,000 and 10,800,000 pounds of payable lead in 2005, 2004 and 2003, respectively.

The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics.

Annual Global Supply/ Demand Balance for Lead, 2001-2005

	2005	2004	2003	2002	2001
	(000 tonnes)
Refined Consumption	7,543	7,068	6,814	6,656	6,476
Refined Production	7,375	6,857	6,798	6,690	6,622
Release of Stock	50	56	60	6	41
Increase (Decrease) Stock	(118)	(155)	55	40	187
LME Stocks - Total	44	40	109	184	98
- Weeks’ consumption	0.3	0.3	0.8	1.4	0.8
Reported Stocks - Total	0325	298	393	483	436
- Weeks’ consumption	2.2	2.2	3.0	3.8	3.5
LME cash price - $/tonne	976	887	516	453	476
- cents/lb	44.3	40.2	23.4	20.5	21.6

Data Source: Standard Bank Metals Report.

Lead Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices for lead in U.S. dollars per pound.

	Lead
Year	High	Low
2001	0.24	0.20
2002	0.24	0.18
2003	0.34	0.19
2004	0.45	0.29
2005	0.49	0.41
2006*	0.66	0.50

* Through March 15, 2006

The price of silver, lead and zinc is affected by numerous factors that are beyond our control. See “Risk Factors.”

Smelting and Refining Process

We have an agreement with Johnson Matthey to refine gold doré to a final finished product. Johnson Matthey receives $0.50 for each ounce of gold doré it refines, in addition to receiving a fee of 0.5% of the payable metal for silver and 0.1% of the payable metal for gold, with a minimum charge of $500 per delivery.

The lead and zinc concentrates are shipped by rail for smelting to Teck Cominco Metals Ltd. in Trail, British Columbia, Canada, approximately five hours from the Montana Tunnels mine. Our contract with Teck Cominco expires in March 2007. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information.

2006 Operating Outlook

Following the sale in November 2005 to Jipangu Inc. of Apollo’s Nevada Assets, we have three remaining properties: the Montana Tunnels mine, the Black Fox project and the Huizopa project. Below is a summary of our expectations for these three properties in 2006.

Montana Tunnels mine. Open pit mining activity was suspended on October 21, 2005. Currently the mill continues to operate, processing low grade stockpiled ore and is expected to continue milling through the end of April 2006.  In March 2006, we adopted a plan to dispose of Montana Tunnels Mining, Inc., which owns the Montana Tunnels and Diamond Hill mines.

Black Fox project, a development property. The Company's focus is on developing our Black Fox project. We expect to publish updated reserves in April 2006 and issue an NI 43-101 report within 45 days of publishing the reserves. We expect that the NI 43-101 report will reflect an increase from the 2004 reserve numbers previously disclosed. We also expect to complete the feasibility study by the end of 2006. Estimated expenditures at Black Fox for 2006 are $3.1 million. Additionally, we will continue to evaluate financing opportunites in order to extend the drilling program at Black Fox given that the mineralization is still open along strike and at depth.

Huizopa project, an exploration property. In 2006, we expect to continue mapping, trenching, sampling, and conducting geophysical studies on the property including the selection of several primary targets for drill sites and the commencement of a drilling program.  The costs of the project is expected to be approximately $2.3 million for the year 2006.

Development and Exploration.

During 2005, we drilled at Black Fox 160 underground holes totaling 34,456 meters plus 51 surface holes totaling 9,813 meters, bringing the total number of underground holes to 370 (75,521 meters) and surface holes to 449 (135,712 meters), giving a total number of holes of 819 (211,233 meters). Work continued throughout the year on progressing the permitting of a combined open pit and underground mine, with a 1,500 tonnes per day mill on site. The updated reserves are expected to be published in April 2006 followed by an NI 43-101 report. Completion of the feasibility study is currently scheduled for the end of 2006.

Mineral Reserves

Our proven and probable mineral reserves are estimated in conformance with definitions set out in NI 43-101 and on a basis consistent with the definition of proven and probable mineral reserves set forth in SEC Industry Guide 7. See our “Glossary of Terms.”

The estimates of our mineral reserves are prepared by Apollo based on information compiled and/or validated by Mr. Richard F. Nanna, our employee and Senior Vice President of Exploration. Mr. Nanna is a qualified professional geologist with 32 years of experience and a registered Professional Geologist in the State of Washington. Mr. Nanna is considered a qualified person under NI 43-101.

Since we report our mineral reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve figure to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves. For example, the NI 43-101 has a minimum requirement that reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a full feasibility study done to bankable standards. The Black Fox project thus reports reserves under NI 43-101, but reports no reserves under SEC Industry Guide 7 as a final bankable feasibility study has not been completed. No reconciliation between NI 43-101 and SEC Industry Guide 7 is included for Montana Tunnels as there are no material differences.

The proven and probable mineral reserves as of December 31, 2005, for Montana Tunnels have been estimated at an economic cut-off grade based on a gold price of $425 per ounce, and at a three-year rolling average gold price of $406 per ounce.

The proven and probable mineral reserves estimates disclosed below for Black Fox were in an NI 43-101 report completed in March 2004 and were calculated based on a gold price of $375 per ounce. At the present time, we expect to update the reserves in April 2006 and issue an NI 43-101 report within 45 days of publishing the reserves for Black Fox. We expect the NI 43-101 report to reflect an increase in reserves based on the extensive drilling programs conducted during 2004 and 2005. In addition, a feasibility study is underway, which we expect to complete by the end of 2006.

Proven and Probable Reserves - Gold Ounces

	Year Ended December 31,
Mines	2005	2004	2003
Montana Tunnels (1)	535,900	643,800	692,500
Black Fox Project	457,100	457,100	457,100
Apollo Gold - Total	993,000	1,100,900	1,149,600

(1) In March 2006 the Company adopted a plan to dispose of the Montana Tunnels mine.

Montana Tunnels Reserves

Montana Tunnels Mine Reserve Statement at December 31, 2005(1)(2)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/t	Ag oz Ag/t	Pb %	Zn %	Ounces Au 000’s
L8J5 (L Pit)	Proven	10,089.2	0.016	0.173	0.218	0.591	163.6
M4A (M Pit)	Proven
Mill Stockpile	Proven	36.0	0.009	0.180	0.080	0.190	0.3
Subtotal	Proven	10,125.2	0.016	0.173	0.217	0.589	163.9
L8J5 (L Pit)	Probable	217.4	0.016	0.175	0.208	0.508	3.5
M4A (M Pit)	Probable	22,898.0	0.016	0.230	0.170	0.600	368.5
Subtotal	Probable	23,115.4	0.016	0.230	0.171	0.600	372.0
Total	Proven + Probable	33,240.6	0.016	0.212	0.185	0.596	535.9

(1) Recovery rates are expected to be 80% for gold, 71% for silver, 85% for lead, and 84% for zinc.

(2) In March 2006 the Company adopted a plan to dispose of the Montana Tunnels mine.

Black Fox Reserves

    Pit optimization studies were completed using the following parameters for the deposit:

•	Cut-off grade- 1.27 Au g/tonne (or 0.037 oz Au/t);
•	Overburden mining cost - $1.00 per tonne of material;
•	Rock mining cost - $1.25 per tonne of material
•	Processing cost - $9.00 per tonne ore;
•	General and administrative cost - $3.50 per tonne ore;
•	Plant gold recovery - 96%;
•	Assume 50% of existing underground workings backfilled with material having a density of 2.0;
•	Pit slopes - 48 degree overall in rock with ramp; 19 degree overburden

Black Fox Reserve Statement at December 31, 2005

Classification (Imperial Summary)	Tons 000’s	Grade oz Au/t	Ounces Au 000’s	Tons Waste 000’s	Strip Ratio
Proven	2,418.0	0.141	341.6
Probable	837.4	0.138	115.5
Total - Proven + Probable	3,255.5	0.140	457.1	60,734.5	18.66

Waste includes 12.18 million tons of overburden.

Employee Relations

As of December 31, 2005, we had approximately 129 employees and contract employees, including 10 employees at our principal executive office in Greenwood Village, Colorado.  If we sell Montana Tunnels or cease milling, we expect to have approximately 30 employees and contract employees, including 6 employees at our principal executive office.

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

Available Information

We make available, free of charge, on or through our Internet website links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.apollogold.com. Our Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

RISK FACTORS

ITEM 1A.

In addition to historic information, the information in this Annual Report on Form 10-K contains “forward looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this Annual Report on Form 10-K. The risks below address some of the factors that may affect our future operating results and financial performance.

We have identified a material weakness in our internal controls over financial reporting.

We identified a material weakness for the year ended December 31, 2004. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We lacked appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements.

The following actions were taken in 2005 to remediate this material weakness. We established a Financial Disclosure Policy Committee to review all non-routine accounting matters and disclosure and application of Canadian and U.S. GAAP. We added additional technical accounting expertise to the accounting staff. We implemented formal policies addressing the internal controls over non-routine or complex accounting matters, accounting entries, appropriate documentation, and disclosures. However, in January 2006 a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. As of this date management has not had sufficient time to evaluate these controls and therefore believes this material weakness still exists.

Additionally, related to the reduction in staffing at the Montana Tunnels mine in mid October 2005, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine is being determined.

As a result of the issuance of the SEC's Release No 33-8644, "Revisions to Accelerated Filer Definition and Accelerated Deadlines for Filing Periodic Reports" the Company exited accelerated filer status for its year ended December 31, 2005. As a non-accelerated filer compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 have been deferred and we may be subject to the requirements in our Annual Report  on Form 10-K for fiscal year 2006 and will be for fiscal year 2007.

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Our share price has declined significantly since 2004. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

If we complete additional equity financings, then our existing shareholders may experience dilution.

Any additional equity financing that we obtain would involve the sale of our common shares and/or sales of securities that are convertible or exercisable into our common shares, such as share purchase warrants or convertible notes. There is no assurance that we will be able to complete equity financings that are not dilutive to our existing shareholders.

The existence of outstanding rights to purchase common shares may impair our ability to raise capital.

As of March 24, 2006, approximately 30 million additional common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.20 to $2.34. In addition, there are approximately 11.7 million common shares issuable upon the conversion of the $8,731,000 outstanding principal amount of our Series B Convertible Debentures at the option of the holder at a conversion price of $0.75 per share. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

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

Since our inception through a merger in June 2002, we have incurred significant losses and we expect significant losses to continue for the foreseeable future. Our net losses were $22,208,000, $31,007,000 and $14,090,000 for the years ended December 31, 2005, 2004 and 2003, respectively. There can be no assurance that we will achieve or sustain profitability in the future.

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

We are currently dependent upon the ability and experience of R. David Russell, our President and Chief Executive Officer; Richard F. Nanna, our Senior Vice President-Exploration; and Melvyn Williams, our Chief Financial Officer and Senior Vice President-Finance and Corporate Development. We believe that our success depends on the continued service of our key officers and there can be no assurance that we will be able to retain any or all of such officers. We currently do not carry key person insurance on any of these individuals, and the loss of one or more of them could have a material adverse effect on our operations.

Our earnings may be affected by metals price volatility, specifically the volatility of gold and zinc prices.

We derive all of our revenues from the sale of gold, silver, lead and zinc and our development and exploration activities are focused on gold. As a result, our earnings are directly related to the prices of these metals. Changes in the price of gold significantly affect our profitability. Gold prices historically have fluctuated widely, based on numerous industry factors including:

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

Each of these factors also applies to future development properties and to any future recommencement of mining at Montana Tunnels. In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

Our future profitability depends in part, on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems, costs and delays.

From time to time we will engage in the development of new ore bodies. Our ability to sustain or increase our present level of production is dependent in part on the successful exploration and development of new ore bodies and/or expansion of existing mining operations. Decisions about the development of Black Fox and other future projects are subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

Development projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors.

It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that the Black Fox property will be profitable.

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

We have experienced operational problems at our Montana Tunnels mine.

All of our revenues are currently derived from our milling operations at the Montana Tunnels mine, which is a low-grade mine. Historically, the Montana Tunnels mine has been unprofitable. During 2004 we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings and throughout 2005 we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005, for safety reasons due to increased wall activity in the open pit.  Since suspension of mining the Company has continued to produce gold doré, lead-gold and zinc-gold concentrates from milling low grade stockpiled ore.  The Montana Tunnels mine plans to continue milling this ore through the end of April 2006.  In March 2006, the Company adopted a plan to dispose of the Montana Tunnels mine.

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

Our Black Fox property is pledged to the holders of our 12% Series 2004-B Secured Convertible Debentures and we may not be able to obtain financing from an asset based lender.

Our Black Fox property is pledged to the holders of our 12% Series 2004-B Secured Convertible Debentures as security for our obligations under these debentures. It may be difficult for us to raise additional external funds through banks, asset based lenders, or other types of lenders, which may require us to raise additional funds through future debt and equity offerings. In addition, the inability to pledge any additional significant assets may make it difficult or impossible to obtain financing on acceptable terms, or at all. The failure to obtain acceptable financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Possible hedging activities could expose us to losses.

In the future, we may enter into precious and/or base metals hedging contracts that may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments. There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. In addition, our ability to hedge against zinc and lead price risk in a timely manner may be adversely affected by the smaller volume of transactions in both the zinc and lead markets. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Some hedging instruments may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production. This limitation would limit our revenues and profits. Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.

We face substantial governmental regulation.

Safety. Our U.S. mining operation is subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA. We have made and expect to make in the future, significant expenditures to comply with these laws and regulations.

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

We are a Yukon Territory, Canada, corporation. Substantially all of our assets are located inside of Canada and our head office is located in the United States. Additionally, a number of our directors and the experts named in this Annual Report on Form 10-K are residents of Canada. Although we have appointed Lackowicz, Shier & Hoffman as our agents for service of process in the Yukon Territory, it might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon such directors and experts. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts named in this Annual Report on Form 10-K, in United States courts would be limited to the assets or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 2. DESCRIPTION OF PROPERTIES

Maps of Operations and Properties

The maps below show the locations of the Montana Tunnels mine, the Black Fox project and the Huizopa project in North America. These properties are described in further detail below.

Figure 1 - Property locations in North America

Montana Tunnels Mine

The mine was originally owned, constructed and operated in 1987 by Pegasus Gold (“Pegasus”), a mining company incorporated in Canada. In 1998, Pegasus filed for bankruptcy and in 2002, Apollo purchased Montana Tunnels Mining, Inc., the owner and operator of the Montana Tunnels mine.

Figure 2 - Montana Tunnels mine location in Montana, U.S.

Location

The Montana Tunnels mine is an open pit, poly-metallic mine and mill located about five miles west of Jefferson City, Montana. The mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, Jefferson County. The mine’s elevations range from 5,200 to 6,300 feet with moderately mountainous topography that is cut by conveyers with steeper slopes. The mine is easily accessible by way of interstate highway and paved roads. The mine and mill receive power supply from Northwestern Energy from overland power lines.

Production

For the year ended December 31, 2005, a total of 44,682 ounces of gold, 544,613 ounces of silver, 10,428,061 lbs of lead and 22,380,136 lbs of zinc were produced. Most of this production was from modeled and unmodeled “fringe” ores mined from the open pit through mid October, 2005.

Mining was suspended mid October 2005 as a result of pit wall instability in September and early October 2005 along the upper East Wall of the open pit. The instability is the result of a complex interaction between relatively weak, altered Lowland Creek Volcanic (LCV) rock units, steeply dipping faults and joints, and occasional zones of relatively less altered and more competent sub-vertical rock zones. Toppling type displacement patterns were evident where the more resistant rock outcrops within weak, sheared LCV rock units on the upper East Wall. The pattern of displacements that occurred during September and October 2005 was consistent with previous slope performance when active mining unloads the toe of the slope.

The on-going slope deformations resulted in too steep a slope between the ramps and weakening of the rock mass, creating localized instabilities along the haul ramp that reduced ramp width and increased the frequency of rock falls. We therefore decided on October 22, 2005, for safety reasons, to cease mining and retain a third party consultant to review mine design criteria and determine scenarios under which mining the pit could safely resume.

The consultant focused on geotechnical issues associated with the East Wall area and upper access ramp location for the open pit, completing its work in late November. The consultant developed several alternative mine designs and plans for ramp relocation, unloading the upper benches and remediation. Each plan calls for additional unloading of up to 4.6 million tons from upper benches of the East Wall to mitigate rock fall hazards by reducing slope deformation and rock mass degradation in the weak rock units exposed along the upper East Wall. The plans also call for a new, wider haul ramp to reduce the potential for haul ramp instability along the East Wall. In addition, mining practices would be changed to increase the rate at which upper benches are unloaded during mining operations. The estimated cost of completing the East Wall remediation, waste material removal, ramp relocation and widening is approximately $12 million.

Since the open pit mine operations were suspended, the mill has been producing gold doré and lead-gold and zinc-gold concentrate from low grade ore stockpiles. On January 31, 2006, we gave a Workers Adjustment and Retraining Notification (“WARN”) Act Notice to all hourly and salaried Montana Tunnels Mining, Inc. employees. The WARN Act requires companies to give employees 60 days’ notice prior to a plant shutdown or mass layoff. We now expect to postpone a mass layoff until late April 2006 as we continue to mill low grade stockpiled ore. In March 2006 the Company adopted a plan to dispose of the Montana Tunnels mine. The following table sets forth annual production levels for gold, silver, lead and zinc at the Montana Tunnels mine since 2003.

Montana Tunnels Mine Production History

Year Ended December 31,
Year	Milled Tons 000’s	Au Oz Au/t	Oz Au 000’s	Ag Oz Ag/t	Oz Ag 000’s	Pb %	Tons Pb 000’s	Zn %	Tons Zn 000’s
2005	4,955	0.0129	44.6	0.19	544.6	0.15	5.2	0.34	11.6
2004	5,394	0.0096	33.7	0.32	970.8	0.14	5.0	0.37	13.1
2003	4,663	0.0157	44.1	0.22	411.2	0.19	5.4	0.44	10.9

	Year Ended December 31,
Payable Metal	2005	2004	2003
Gold (oz)	44,682	33,743	44,124
Silver (oz)	544,613	970,751	411,216
Lead (lb)	10,515,148	10,064,265	10,843,184
Zinc (lb)	23,255,833	26,222,805	21,792,452

	Year Ended December 31,
	2005	2004	2003
Total Cost/ Ton Ore Processed	$9.46	$9.47	$7.10
Cash Operating Cost/Oz Gold	$529.36	$797.91	$432.42
Total Cash Cost/Oz Gold	$562.96	$838.54	$456.96
Total Production Cost/Oz Gold	$617.77	$913.43	$595.66

In 2006 the Montana Tunnels mine continues to produce metals by milling low grade ore stockpiles and plans to continue through the end of April 2006. Production at Montana Tunnels is not currently cash positive. The revenue generated does pay for the variable cost of production and contributes to the fixed costs of the mine. In March 2006, the Company adopted a plan to dispose of the Montana Tunnels mine.

The mine produced the following aggregate amounts of the listed metals from its inception in 1987 through December 31, 2005.

Production
Gold	1,503,000 ozs
Silver	27,678,000 ozs
Lead	354,000,000 lbs.
Zinc	946,800,000 lbs.

Description of Land, Geology, Process and Equipment

About half of Section 8 lands are our owned fee lands. Mining claims that cover the pit are listed in the table below.

Claims Covering Montana Tunnels Mine

Patented Claims	Mineral Survey	Unpatented Claims
Geraldine C	9184	MF 1
P.Q.C	9184	F 14
Montana	9184	F 15
General Harris	2038	-
Black Rock No. 2	9184	-
Black Rock No. 3	8940	-
D.E.D	9184	-
Placer	258	-
Anna	8940	-

We own or lease an aggregate of 5,088 acres in fee and patented lands at the Montana Tunnels mine. The property consists of 139 wholly or partially owned patented claims (2,413.42 acres), three patented leased claims (45.19 acres) which we hold pursuant to a mining lease expiring on March 19, 2014, and 2,629.44 acres of owned fee lands. All patented claims and fee lands have been surveyed. In addition, 213 unpatented claims are maintained (4,260 acres). We estimate that 90% of the unpatented claims have been surveyed. A number of claims outside the contiguous mining claims and fee land are isolated.

None of the Montana Tunnels mine’s reserves are subject to royalties, but we do have three leased claims that contain mineralization, which will be subject to a 4.5% net smelter return royalty if they are mined. The annual holding costs of the Montana Tunnels properties, exclusive of property taxes, total $52,582.

The Montana Tunnels deposit is hosted in the central part of the diatreme, an upward-sloping passage forced through sedimentary rock by volcanic activity. The diatreme is a heterolithic breccia, characterized by a sand-size fragmented matrix of quartz latitic composition surrounding subangular to well-rounded fragments of Cretaceous Elkhorn Mountains Volcanics, Tertiary Lowland Creek Volcanics, and clasts derived from the Cretaceous Butte Quartz Monzonite pluton.

There are two main zones of mineralization at Montana Tunnels: (i) a central, pipe-like core of contiguous mineralization, and (ii)discontinuous zones of mineralization peripheral to the core deposit, termed fringe mineralization. The core of the deposit in plan view is oblong in shape and ranges from about 200 feet to 1000 feet in width, and from 1400 to 2000 feet in length, with a vertical extent of at least 2000 feet. The core zone strikes approximately N30 E and dips steeply (60 degrees to 80 degrees) to the northwest. Metallurgical projections are based on historical feed grade versus tails grade trends; mill throughput tonnage, ore properties relative to pit location and bench elevation; and ore blending requirements.

Prior to suspending mining in October 2005, open pit mining at Montana Tunnels was normally conducted 24 hours per day seven days per week. Mining was performed by two shovels, eight 150 ton and two 85 ton haul trucks in addition to ancillary equipment. While fully operational, mine production averaged approximately 40,000 tons per day of ore and waste.

When in full production we use a primary and secondary crusher, in series, to generate a coarse ore stockpile ahead of the concentrator. The crusher has a capacity of 16,500 tons per day. The grinding circuit consists of a SAG mill, ball mill and tertiary crusher (SABC circuit) followed by conventional differential flotation. A gravity circuit, in closed loop with the ball mill, recovers 12-15% of gold produced by the concentrator. The remainder of the mill’s production is in the form of concentrates: a zinc-gold concentrate and a lead-gold-silver concentrate. The dried concentrates are shipped, via rail, to a smelter. The original plant was constructed during 1986 and 1987, and is currently in good working order. In 2004, we increased mill capacity from 15,000 tons per day to 16,500 tons per day with the addition of a primary crusher.

Model Reconciliation

During 2005, in an effort to supply the mill with feed, larger ore zones of a lower grade were mined, most from outside of the modeled zones. The reconciliation to the model was skewed due to mining such large amounts of low grade ore outside the model to supply mill feed. In addition, the mill produces more gold than mine sampling can detect. Generally mined ounces of gold were as predicted but mined tons were higher and ore tons were lower.

The following table summarizes the reconciliation for the year ended December 31, 2005.

Summary of Operational Statistics for the Year Ended December 31, 2005

Entity	Tons 000’s	Au opt	Ag opt	Pb %	Zn %	Au Ozs.	Ag Ozs.	Pb tons	Zn tons
Model	2,933.8	0.0173	0.19	0.19	0.47	50,749	558,750	5,569	13,647
Mine	4,124.0	0.0130	0.21	0.20	0.46	53,410	860,237	8,224	18,825
Mill	4,010.9	0.0140	0.19	0.17	0.37	55,064	747,847	6,833	14,788

Note: The above comparison is for production through mid-October 2005.

Mineral Reserves

The table below shows the mineral reserves at Montana Tunnels.

Montana Tunnels Mine Reserve Statement at December 31, 2005(1)(2)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/t	Ag oz Ag/t	Pb %	Zn %	Ounces Au 000’s
L8J5 (L Pit)	Proven	10,089.2	0.016	0.173	0.218	0.591	163.6
M4A (M Pit)	Proven
Mill Stockpile	Proven	36.0	0.009	0.180	0.080	0.190	0.3
Subtotal	Proven	10,125.2	0.016	0.173	0.217	0.589	163.9
L8J5 (L Pit)	Probable	217.4	0.016	0.175	0.208	0.508	3.5
M4A (M Pit)	Probable	22,898.0	0.016	0.230	0.170	0.600	368.5
Subtotal	Probable	23,115.4	0.016	0.230	0.171	0.600	372.0
Total	Proven + Probable	33,240.6	0.016	0.212	0.185	0.596	535.9

(1) Recovery rates are expected to be 80% for gold, 71% for silver, 85% for lead, and 84% for zinc.
(2) In March 2006 the Company adopted a plan to dispose of the Montana Tunnels mine.

Environmental

The permitted plan of operations allows mining of ore reserves from the L-Pit mine design. Unstable pit walls in the ramp sector on the east side of the mine closed down the open pit in October 2005, however, milling operations have continued processing stockpiled low grade ore. A pit wall layback and pit ramp reconstruction in the east sector of the open pit was subsequently developed using extensive geotechnical analysis to ensure stability and safety for ongoing mining operations. A permit revision for the pit wall layback and associated changes was approved by the Department of Environmental Quality in December 2005.

A major mine plan amendment (M-Pit) continues to progress through an Environmental Impact Statement permitting process. Approval for the M-Pit mine by the Montana Department of Environmental Quality and Bureau of Land Management will provide approximately 28 million tons of additional ore for processing.

The bonding requirements for the Montana Tunnels mine are met by the following bond instruments:

	Year Ended December 31,
Type of Bonding	2005	2004
Partially secured surety bond issued by CNA pursuant to the Term Bonding Agreement described immediately below	$14,987,688	$14,987,688
Cash bond posted directly with the State of Montana	128,697	128,697
Real estate bond posted directly with State of Montana	1,264,893	772,570
Total Obligated Bonding Requirement Met	$16,381,278	$15,888,955

National Fire Insurance Company of Hartford, a unit of Continental Casualty Company (“CNA”), provides $14,987,688 of the total reclamation bonding for the Montana Tunnels mine plan of operations at a deferred bond premium cost of $14 per $1,000 of bonding under a Term Bonding Agreement dated August 1, 2002.

Bonding requirements are subject to adjustment by the State of Montana for various reasons from time to time. As noted above, the bonding requirement for the Montana Tunnels mine increased from $15,888,955 to $16,381,278 during 2005 as the result of a minor revision to the operating permit and a bond inflation adjustment.

Black Fox Project

Figure 3 - Black Fox project location along Destor-Porcupine Fault Zone in Province of Ontario, Canada

Location

The Black Fox project is located approximately five miles east of the township of Matheson and 40 miles east of Timmins, Ontario, Canada. Lake Abitibi is six miles northwest of the project site. The property encompasses over 1,983 acres within the Hislop and Beatty Townships. Access and surface rights are owned solely by Apollo. The property is easily accessible by interstate highway and power is supplied by Hydro One.

The Black Fox property was formerly known as the Glimmer mine. In April 1996, Exall Resources Ltd. (“Exall”) purchased 60% of the property from Hemlo Gold Inc., and Glimmer Resource Inc. (“Glimmer”) held the remaining 40%.

In September, 2002, we purchased all of the real estate and related assets of the Glimmer Mine from Exall and Glimmer. The mine, which ceased operations in May 2001, was renamed Black Fox. Apollo paid Exall and Glimmer an aggregate purchase price consisting of Cdn$3 million in cash and an aggregate of 2,080,000 of our common shares. Pursuant to the terms of the acquisition, an additional Cdn$3 million was payable to Exall and Glimmer. See subsequent event Note 21 of the “Notes to the Consolidated Financial Statements”.

Black Fox sits astride the Destor-Porcupine Fault Zone (DPFZ), which is a deep break in the Precambrian rocks of the Abitibi Greenstone Belt. This fault system hosts many of the deposits in the Timmins area. The system regionally strikes east-west and dips variably to the south. Black Fox lies on the southern limb of a large scale fold on a flexure in the DPFZ Fault where the strike changes from east-west to southeast. Folded and altered ultra mafic and mafic are the host rocks for mineralization. Gold occurs as free gold in quartz veining and stockworks in altered ultra mafics and in gold associated with pyrite in altered tholeiitic basalts.

From 1997 until 2001, the mine produced approximately 210,000 ounces of gold. In early 2003, we commenced a drilling program consisting of shallow holes to test the mine’s open pit potential. During 2003, 297 surface core holes were completed with depths varying from 200 to 500 meters. As a result of this drilling, proven and probable open pit gold reserves at Black Fox of 457,000 ounces were identified and we published such reserve estimates in an NI 43-101 report in March 2004.

We are in the process of updating our reserves, and expect to report new reserve estimates, which we expect to include underground reserves, in April 2006 and issue an NI 43-101 report within 45 days of publishing the new reserves.

Property, plant and equipment at the mine consists of an administration office, change house facilities, core sheds and surface infrastructure for the mine (pumps, heating, etc.), all of which are in good working condition, with an aggregate value of $1.0 million.

None of the currently defined reserves are subject to production royalties. However, the Ewen property (155 acres), purchased in 2003, is subject to a 3% net smelter return royalty if in the future any reserves are found on that property.

Mineral Reserves

The reserves reported in an NI 43-101 report in March 2004 of 457,000 ounces of gold were estimated based upon the 2003 exploration program and included a pre-feasibility study of developing an open pit mine on the Black Fox property. This study did not consider underground mining as an option. We report no reserves at Black Fox under SEC Industry Guide 7, which requires a final bankable feasibility study.

Black Fox Reserve Statement at December 31, 2005

Classification (Imperial Summary)	Tons 000’s	Grade oz Au/t	Ounces Au 000’s	Tons Waste 000’s	Strip Ratio
Proven	2,418.0	0.141	341.6
Probable	837.4	0.138	115.5
Total - Proven + Probable	3,255.5	0.140	457.1	60,734.5	18.66

Waste includes 12.18 million tons of overburden.

See the proven and probable mineral reserve table in Item 1 of this Annual Report on Form 10-K.

Exploration and Development 2004

In February 2004, a new drilling program commenced which first required the existing ramp system to be extended down to the 235 meter level and the construction of a 913 meter drift so as to allow drilling of the orebody from underground. During 2004, 210 underground holes totaling 41,065 meters were drilled.

Also in 2004, an additional 105 surface holes were completed, totaling another 43,284 meters. Our objectives for drilling these surface holes were to better define the open pit reserves; extend our resources along strike; extend resources in the eastern and western extensions of the main structure, bracketing or undercutting known gold-bearing zones; and explore known geophysical targets.

In April 2004, through surface exploration drilling we discovered a new orebody in the footwall of the DPFZ. The discovery hole was based on the extension of an induced polarization anomaly. There are two components to the mineralization, the quartz breccia veins and the massive sulfide mineralization (Pb, Zn, Ag). These appear to be two mineralizing events sharing the same “plumbing system.”

Exploration and Development 2005

During 2005 the surface and underground drilling programs continued with a total of 51 surface holes and 160 underground holes being completed. As of December 31, 2005, Apollo had completed a total of 449 surface diamond drill holes, totaling over 135,711 meters as well as 370 underground holes totaling 75,520.7 meters giving a to-date total for both of 211,232.6 meters as shown in the table below.

Drilling at Year Ended December 31, 2005

Drilling	Holes Completed	Meters
Surface 2005	51	9,813.6
UG 2005	160	34,455.8
Total All 2005 Drilling	211	44,269.4
Total Surface To Date	449	135,711.9
Total UG To Date	370	75,520.7
Grand Total All Drilling	819	211,232.6

Apollo’s drilling supplemented the data from the 284 surface and 720 underground drill holes drilled by the previous owners. A table of total drill holes is shown below.

Black Fox Project Drill Hole Database

Company	Period	Location	Number	Meters
Noranda	1989-1994	Surface	142	27,930
Exall	1995-1999	Surface	142	21,295
Exall	1996-2001	Underground	720	62,827
Apollo	2002-2003	Surface	297	82,622
Apollo	2004	Surface	105	43,280
Apollo	2004	Underground	210	41,065
Apollo	2005	Surface	51	9,813
Apollo	2005	Underground	160	34,456
Totals			1,823	323,288

In 2005, we began the permitting process for the project, which we anticipate will take approximately two years based on a plan for a combined open pit and underground mine with a 1,500 tonnes per day on-site mill. The estimated cost of the mine and mill is approximately $80 million.

Bonding

We met our bonding requirements, established by the Province of Ontario, for the Black Fox project through the following bonding instrument:

	Year Ended December 31,
Type of Bonding	2005	2004
Letter of Credit issued by TD Canada Trust secured by pledged deposit account	Cdn$644,650	Cdn$489,200
Total Bonding Requirement met	Cdn$644,650	Cdn$489,200

The obligations to reimburse TD Canada Trust for any drawing under the letter of credit are secured by Apollo’s maintenance of an amount equal to the amount available for drawing in a deposit account pledged to TD Canada Trust. The annual letter of credit fee is 1% of the amount available for drawing. Interest is earned on the deposit account at a rate established by TD Canada Trust from time to time.

Exploration Stage Properties

Huizopa

We own Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa exploration project. Pursuant to an agreement with the previous owner of one of those Mexican subsidiaries (the “Previous Owner”), if we exercise our right to acquire those concessions at the Huizopa project on which we currently hold an option, one of our Mexican subsidiaries and a Mexican company owned by the Previous Owner will enter into a joint venture agreement governing activities at the Huizopa project going forward, pursuant to which we can elect to ultimately retain up to an 80% interest in the Huizopa project. If our Mexican subsidiary chooses not to go forward with the Huizopa project, it is obligated to transfer a controlling interest in the subsidiary that holds the option back to the Previous Owner, and to transfer 91% of the concessions it owns at the Huizopa project back to the Previous Owner.

The Huizopa project is located in the northern part of the Sierra Madre Gold Belt in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 22 sq. km. Huizopa is located about 17 km southwest of the Dolores project and approximately 33 km to the northeast of the Mulatos project. Mulatos and Dolores are both multi-million ounce gold-silver deposits owned by other companies that are currently in development. Sporadic shallow underground mining limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936. The property is very remote and will be accessed initially by helicopter. During 2004, we acquired new claims that completely surround the old Huizopa land position and, as a result, have expanded our land position to a total of 128 sq. km.

The geology is characterized by a series of parallel, low sulfidation gold-silver, quartz veins hosted by Tertiary-age volcanic rocks. Silver to gold ratios in the veins and from the material on historic mine dumps indicate the Huizopa area hosts an extensive gold-bearing hydrothermal system. Two major parallel quartz vein systems with north trending structures contain many single vein outcrops 7 to 10 meters thick suggesting a series of stacked veins. Strike lengths are over 2.0 km on the property with untested down dip potential. The stratigraphy of the Huizopa area has two sections of relatively mafic lava flows with intercalated volcaniclastics. The dominant strike azimuths of faults are 340º and 160º with dips ranging from vertical to 33º. Most of these structures, including the major faults with associated thick gouge or breccia zones, dip eastward. These east dipping faults are the faults associated with quartz veins, brecciation, and mineralization.

Initial favorable geochemical sampling and field studies by the Previous Owner in December 2003 were confirmed by us when we reviewed the data and conducted a field evaluation between February and March 2004.

Mapping of the mining concession began in June 2004 and continued throughout 2005. The results were compiled and transferred to our new topography maps and air photos as well as the Mexican government’s Chabacan topographical sheet which has been enlarged from 1:50,000 scale to 1:10,000. Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated. Petrographical examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation. Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.

Throughout 2006, we expect to continue mapping, trenching, sampling and conducting geophysical studies on the property, including the selection of several primary targets for drill sites and the commencement of a drilling program.  The cost of the project is expected to be approximately $2.3 million for the year 2006.

Diamond Hill

The Diamond Hill mine, which has been on care and maintenance since 2000, is owned by Montana Tunnels Mining, Inc. The mine is an underground gold mine and is located approximately 28 miles southeast of Helena, Montana, in Broadwater County and on the east flank of the Elkhorn Mountains, within the Hassel Mining District. The Diamond Hill mine was in production from 1996 to 2000, during which time, 775,000 tons of ore were mined at an average grade of 0.233 ounces of gold per ton. In March 2006, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., which owns the Diamond Hill mine.

The Diamond Hill mine covers over 2,590 acres of patented and unpatented claims. We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty. We also have 50% ownership of four additional patented claims, which are peripheral to the main land package. As of December 31, 2005, we hold 103 unpatented claims and lease 19 unpatented claims. The current mine permit covers 270 acres with most of the disturbance within a 27 acre area.

The Diamond Hill orebodies and mine workings are in solid unfractured rock and accordingly are amenable to low cost sublevel open stoping methods. Ore was transported to the Montana Tunnels mill facility by truck where it was processed in a separate circuit designed for Diamond Hill ore. Most of the gold was recovered into a high grade pyrite concentrate and sold to Japanese smelters.

The deposit is classed as a skarn hosted sulfide deposit where the predominant ore mineralogy is gold associated with pyrite and lesser other metal sulfides. The bonding requirements for Diamond Hill, totaling approximately $623,000, are incorporated as part of the bonding at Montana Tunnels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the American Stock Exchange under the trading symbol “AGT” and on the Toronto Stock Exchange under the trading symbol “APG.” As of March 24, 2006, 121,396,859 common shares were outstanding, and we had 1,750 shareholders of record. On March 24, 2006, the closing price per share for our common shares as reported by the American Stock Exchange was $0.62 and as reported by the Toronto Stock Exchange was Cdn$0.69.

The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	American Stock Exchange		Toronto Stock Exchange
	High	Low	High	Low
	($)		(Cdn$)
2005
First Quarter	$0.81	$0.45	$0.96	$0.54
Second Quarter	0.47	0.26	0.56	0.30
Third Quarter	0.38	0.22	0.44	0.27
Fourth Quarter	0.32	0.16	0.37	0.18
2004
First Quarter	2.61	1.80	3.30	2.40
Second Quarter	2.11	1.25	2.76	1.72
Third Quarter	1.41	0.54	1.85	0.67
Fourth Quarter	1.05	0.60	1.25	0.72

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation (formerly Pursuit) as of December 31, 2005, 2004, 2003, 2002 and 2001, derived from our audited financial statements. The financial information for the year ended December 31, 2002 differs significantly from the financial information for prior years as a result of the June 2002 acquisition of Nevoro. Financial information for 2001 and prior years is the historical financial information of Pursuit. On June 25, 2002, Pursuit acquired Nevoro and its wholly-owned subsidiary Apollo Gold, Inc.; accordingly, the statement of operations of the Company for the year ended December 31, 2002, includes the results of Pursuit for the year ended December 31, 2002, and Nevoro for the period from June 25, 2002 through December 31, 2002. Subsequent to June 25, 2002, substantially all of the gold mining and exploration business conducted by the Company consists of the gold mining and exploration operations of Apollo. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Annual Report Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

	Years Ended December 31, ($ U.S. dollars in thousands, except share data)
	2005	2004	2003	2002	2001
Statements of Operations Data - Cdn GAAP
Revenue on sales of minerals	$43,254	$38,254	$30,858	$-	$-
Direct Operating Costs	48,357	52,473	34,184	12,159	-
Depreciation and Amortization	2,551	2,640	6,135	-	-
Exploration and Development	918	1,051	2,117	451	94
Operating Loss	(17,638)	(26,592)	(17,105)	(15,811)	(533)
Loss from Continuing Operations	(15,961)	(27,295)	(15,790)	(15,585)	(454)
(Loss) Income from Discontinued Operations	(6,247)	(3,712)	1,700	405	-
Net Loss	(22,208)	(31,007)	(14,090)	(15,180)	(454)
Net Income (Loss) per share, basic and diluted
Continuing Operations	(0.16)	(0.34)	(0.29)	(0.81)	(0.54)
Discontinued Operations	(0.06)	(0.05)	0.03	0.02	-
Total	$(0.22)	$(0.39)	$(0.26)	$(0.79)	$(0.54)
Weighted Average number of shares outstanding	101,811,291	78,716,042	54,536,679	19,297,668	834,124
Balance Sheet Data - Cdn GAAP
Total Assets	$62,545	$97,635	$96,577	$66,361	$112
Total Shareholders’ Equity	32,441	47,221	57,857	29,685	(28)

Summary of Financial Condition

	Years Ended December 31, ($ U.S. dollars in thousands, except share data)
	2005	2004	2003	2002	2001
Statements of Operations Data - U.S. GAAP
Revenue on sales of minerals	$43,254	$38,254	$30,858	$-	$-
Direct Operating Costs	48,357	52,473	34,184	12,159	-
Depreciation and Amortization	1,963	1,945	6,222	-	-
Exploration and Development	6,051	11,456	5,760	451	94
Operating Loss	(22,183)	(36,302)	(22,574)	(23,871)	(587)
Loss from Continuing Operations	(19,826)	(38,792)	(21,021)	(44,320)	(508)
Income (Loss) from Discontinued Operations	(4,907)	308	(1,395)	(1,860)	-
Net Loss	(24,733)	(38,484)	(22,416)	(46,180)	(508)
Net Income (Loss) per share, basic and diluted
Continuing Operations	(0.19)	(0.49)	(0.38)	(2.30)	(0.61)
Discontinued Operations	(0.05)	-	(0.03)	(0.09)	-
Total	$(0.24)	$(0.49)	$(0.41)	$(2.39)	$(0.61)
Weighted Average number of shares outstanding	101,811,291	78,716,042	54,536,679	19,297,668	834,124
Balance Sheet Data - U.S. GAAP
Total Assets	$39,331	$77,749	$87,391	$60,905	$58
Total Shareholders’ Equity	7,714	25,014	43,311	21,726	(82)

Summary Operational Statistics

	Year Ended December 31,
	2005	2004	2003
Production Summary
Gold ounces	44,099	33,743	44,124
Silver ounces	524,722	970,751	411,216
Lead pounds	10,428,061	10,064,265	10,843,184
Zinc pounds	22,380,136	26,222,805	21,792,452
Cash Cost Per Ounce
Cash Operating Cost/oz	$529.36	$797.91	$432.42
Total Cash Cost/oz	$562.96	$838.54	$456.96
Total Production Cost/oz	$617.77	$913.43	$595.66

The cash operating, total cash and total production costs are non-GAAP financial measures and are used by management to assess performance of individual operations as well as a comparison to other gold producers.

This information differs from measures of performance determined in accordance with Canadian and U.S. GAAP and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of these non-GAAP measures to our Statements of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). For a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”), see Note 20 to the attached consolidated financial statements. Unless stated otherwise, all dollar amounts are reported in U.S. dollars.

In this Annual Report on Form 10-K, the terms “cash operating cost”, “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis. Cash operating cost is equivalent to direct operating cost for the period as found on the Consolidated Statements of Operations, less production royalties expenses and mining taxes but includes by-product credits for payable silver, lead and zinc production. Total cash cost is equivalent to cash operating cost plus production royalties and mining taxes. Total production cost is equivalent to total cash cost plus non-cash costs including depreciation and amortization.

The Montana Tunnels’ results of operations have been restated for all periods presented as at and for the year ended December 31, 2004 and earlier to reflect a change in accounting policy with respect to stripping costs (see Critical Accounting Policies below).

Additionally, certain of the comparative figures have been reclassified to conform with the 2005 presentation. In particular, the results of operations of the Florida Canyon Mine and the Standard Mine for all periods presented have been classified as discontinued operations (see Note 4 to our Consolidated Financial Statements) and therefore the table below reflects Montana Tunnels statistics only.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Year Ended December 31,
	2005	2004	2003
	($ in thousands, except per ounce data)
Gold Ounces Sold	44,099	33,743	44,124
Direct Operating Costs	$48,357	$52,473	$34,184
Less: Mining and Property Taxes	1,482	1,371	1,083
By-Product Credits	23,531	24,178	14,021
Cash Operating Cost	23,344	26,924	19,080
Cash Operating Cost per Ounce	529	798	432
Cash Operating Cost	23,344	26,924	19,080
Add: Mining and Property Taxes	1,482	1,371	1,083
Total Cash Cost	24,826	28,295	20,163
Total Cash Cost per Ounce	563	838	457
Total Cash Cost	24,826	28,295	20,163
Add: Depreciation & Amortization	2,417	2,527	6,120
Total Production Cost	27,243	30,822	26,283
Total Production Cost per Ounce	618	913	596

We have included cash operating cost, total cash cost and total production cost information to provide investors with information about the cost structure of our mining operations. We use this information for the same purpose and for monitoring the performance of our operations. This information differs from measures of performance determined in accordance with Canadian and U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with Canadian and U.S. GAAP. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in the exploration, development and mining of gold. We own and operate the Montana Tunnels mine, an open pit mine and mill, located near Helena, Montana, currently processing ore from stockpiled material and producing gold doré and lead-gold and zinc-gold concentrates. We have a development property, the Black Fox project, which is located near the township of Matheson in the Province of Ontario, Canada. We also own Mexican subsidiaries which own or have the right to acquire concessions of the Huizopa exploration property located in the Sierra Madre gold belt in Chihuahua, Mexico. We also own the Diamond Hill mine, currently under care and maintenance, also located in the state of Montana. In March 2006, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., which owns the Montana Tunnels and Diamond Hill mines.

On November 18, 2005, we sold our Nevada Assets to Jipangu Inc. (“Jipangu”), a Delaware corporation and wholly owned subsidiary of Jipangu International Inc., a Japanese corporation, for $14.0 million. The Nevada Assets consisted of the Florida Canyon Mine, the Standard Mine, and four exploration properties. The Florida Canyon Mine is an open pit heap leach operation located in the State of Nevada; the Standard Mine is an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine, which shares common facilities such as warehousing, administration and the gold recovery plant with the Florida Canyon Mine; and the four exploration properties are located near the Florida Canyon Mine.

Upon closing of the sale of the Nevada Assets on November 18, 2005, $11.0 million of the $14.0 million was deposited as substitute collateral for the Apollo $8.73 million 12% Series 2004-B secured convertible debentures, which were previously secured by the Nevada Assets. In January 2006, after meeting certain conditions, Apollo replaced the $11.0 million cash collateral with its Black Fox property as security for the convertible debentures, which resulted in additional funds being available to the Company.

In addition, we entered into a subscription agreement with Jipangu for a $3.5 million private placement pursuant to which Jipangu purchased 11,650,000 equity units priced at Cdn$0.35 per unit with each unit consisting of one of our common shares and 0.17167 of a warrant, with each whole warrant exercisable for two years at Cdn$0.39 for one of our common shares. The private placement closed on January 26, 2006 .

In 2005, gold production of 44,099 ounces was lower than expected and total cash costs of $563 per ounce were higher than expected, primarily due to the operational problems at the Montana Tunnels mine throughout the year. Open pit mining activity was suspended on October 21, 2005, for safety reasons due to increased wall activity on the eastern side of the open pit. With help from third party outside geotechnical consultants, we evaluated a number of different remediation options aimed at pit wall stabilization for the remaining life of the mine. Management reviewed the alternatives and believes the best alternative would require the removal of approximately 4.6 million tons of material, unloading the pit walls and stabilizing the ramp system. We estimated that this remediation effort would require approximately $12 million. Since the open pit mine operations were suspended, the mill has been processing ore from stockpiled material and producing gold doré and lead-gold and zinc-gold concentrates. Although the mine is not cash positive, the revenue generated does pay for the variable cost of production and contributes to the fixed costs of the mine. On January 31, 2006, we gave a Workers Adjustment and Retraining Notification (“WARN”) Act Notice to all hourly and salaried Montana Tunnels, Inc. employees. The WARN Act requires companies to give employees 60 days’ notice prior to a plant shutdown or mass layoff. We now expect to postpone a mass layoff until late April 2006 as we continue to mill low grade stockpiled ore. In March 2006 the Company adopted a plan to dispose of the Montana Tunnels mine.

In 2005 and prior periods, we deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, we changed our accounting policy with respect to stripping costs to be consistent with the consensus reached by the Emerging Issues Task Force (“EITF”), on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods.

During 2005, at Black Fox, 160 underground holes totaling 34,456 meters plus 51 surface holes totaling 9,813 meters were drilled, bringing the total number of underground holes to 370 (75,521 meters) and surface holes to 449 (135,712 meters) giving a total number of 819 holes (211,233 meters). Throughout 2005, we continued to work on obtaining permitting for a combined open pit and underground mine and an on site mill with a capacity of 1,500 tonnes per day. We expect to publish updated reserve estimates in April 2006 and a Canadian National Instrument 43-101 (“NI 43-101) within 45 days of publishing the updated reserves. In addition, we expect to complete the feasibility study by the end of 2006.

BUSINESS STRATEGY AND DEVELOPMENT

2006 Forecasted Highlights:

Following the sale of the Nevada Assets, we have three remaining properties: the Montana Tunnels mine, the Black Fox project and the Huizopa project. Below is a summary of our expectations for these three properties in 2006.

Montana Tunnels mine - Open pit mining activity was suspended on October 21, 2005. Currently the mill continues to operate, processing low grade stockpiled ore and is expected to continue milling through the end of April 2006.  In March 2006 we adopted a plan to dispose of Montana Tunnels Mining, Inc., which owns the Montana Tunnels and Diamond Hill mines.

Black Fox project - The Company's focus is on developing our Black Fox project. We expect to publish updated reserves in April 2006 and issue an NI 43-101 report within 45 days of publishing the reserves, showing both open pit and underground reserves. We expect that the NI 43-101 report will reflect an increase from the 2004 reserves previously reported. We also expect to complete a feasibility study by the end of 2006. Estimated expenditures at Black Fox for 2006 are $3.1 million. Additionally, we will continue to evaluate financing opportunities in order to extend the drilling program at Black Fox given that the mineralization is still open along strike and at depth.

Huizopa project - During 2006, our focus at Huizopa will be to advance the exploration phase of the project. Specifically, we expect to continue mapping, trenching, sampling and conducting geophysical studies on the property including the selection of several primary targets for drill sites and the commencement of a drilling program. The cost of the project is expected to be approximately $2.3 million for the year 2006.

APOLLO GOLD CORPORATION

Results of Operations Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue from the Sale of Minerals from Continuing Operations (Montana Tunnels).

Revenues from continuing operations for the year ended December 31, 2005 increased 13.1% to $43.3 million from $38.3 million for the year ended December 31, 2004, primarily due to higher gold production at Montana Tunnels and higher metals prices.

Revenues from gold for the year ended December 31, 2005 increased 40.1% to $19.7 million from $14.1 million for the year ended December 31, 2004. The average price received for gold for the years ended December 31, 2005 and 2004 was $447 and $417 per ounce, respectively.

Revenues from silver, zinc and lead for the year ended December 31, 2005 decreased 2.7% to $23.5 million from $24.2 million during 2004.

For the year ended December 31, 2005, 46% of our revenue was derived from sales of gold and 54% from sales of silver, zinc and lead, compared to 37% from sales of gold and 63% from sales of silver, zinc and lead for 2004.

Gold production increased 30.7% to 44,099 ounces for the year ended December 31, 2005 from 33,743 ounces in 2004. Most of this production was derived from modeled and unmodeled “fringe” ores mined from the open pit through October 2005. As a result of pit wall instability, open pit mining operations were suspended mid October 2005 and subsequent metal production was from processing lower grade stockpiled ore. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information.

Operating Expenses.

Direct Operating Costs. Direct operating costs for the year ended December 31, 2005 decreased 7.8% to $48.4 million from $52.5 million for the year ended December 31, 2004, primarily due to moving 62% more tons of waste and ore in 2004 than in 2005. These amounts include mining and processing costs, as well as smelting and refining charges. Total cash cost per ounce for the year ended December 31, 2005 decreased 36.9% to $563 from $838 for the year ended December 31, 2004. Although the total cash cost per ounce was lower than in 2004, it was higher than expected due to remediation expenses related to pit wall instability throughout the year, which eventually led to the suspension of mining in the open pit in mid October 2005. Additionally, higher fuel, energy and commodity prices contributed to the higher than expected costs, with fuel prices peaking at $2.56 per gallon during 2005.

Depreciation and Amortization. Depreciation and amortization expenses remained at $2.6 million for the year ended December 31, 2005, the same as in 2004.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 increased 6.9% to $7.6 million from $7.1 million for the year ended December 31, 2004, primarily due to increased legal and accounting expenses incurred in connection with our financing transactions, exchange listing fees, the cost of our Sarbanes-Oxley efforts for the year, as well as the accrual for the costs related to the severance paid to the four departed executive officers and to the amended agreements of the three remaining officers.

Stock-based Compensation. In the year ended December 31, 2005, we also incurred stock-based compensation of $597,000 resulting from the issuance of stock options to our employees. This compares to $767,000 in 2004.

Accretion Expense. In the year ended December 31, 2005, we accrued accretion expense of $0.9 million, relating to accrued site closure costs at our Montana Tunnels mine as compared to $0.8 million in 2004.

Exploration and Business Development. The cost of exploration, consisting of drilling and related expenses, totaled $0.9 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively. Costs incurred at Black Fox for drilling and development were capitalized under Canadian GAAP.

Total Operating Expenses. As a result of these expense components, our operating expenses for the year ended December 31, 2005 decreased 6.1% to $60.9 million from $64.8 million for the year ended December 31, 2004, primarily due to a decrease in costs during the fourth quarter 2005 as a result of suspending open pit mining at Montana Tunnels in October 2005. The decrease in operating expenses were partially offset by increased general and administrative expenses.

Interest Income and Interest Expense. We realized interest income of $397,000 during the year ended December 31, 2005 compared with $313,000 for the year ended December 31, 2004. We incurred interest expense of $2,533,000 during 2005 and $252,000 during 2004. The increase in interest expense is due to accretion on the convertible debentures, which were issued in November of 2004.

Foreign Exchange (Loss/Gain). We realized foreign exchange losses of $35,000 and $770,000 during the years ended 2005 and 2004, respectively, from cash balances not held in United States dollars. This decrease is a result of having lower cash balances in Canadian dollars in 2005 than in 2004.

Loss from Continuing Operations.

Loss from continuing operations for the year ended December 31, 2005 decreased 41.5% to $16.0 million from $27.3 million in 2004. The main factors contributing to the loss were the lower than expected revenues as a result of the mining problems related to the wall instability and the higher costs of commodities such as fuel, energy and tires. The decreased loss in 2005 compared to 2004 was due to the high cost of mining in 2004 as a result of moving 34 million tons of waste and ore compared to 21 million tons in 2005.

Loss from Discontinued Operations.

On November 18, 2005, the Company sold its Nevada Assets to Jipangu. The Nevada Assets were therefore classified as discontinued operations. We incurred a loss from these discontinued operations of $6.2 million for the year ended December 31, 2005 as compared to a loss of $3.7 million for 2004.

Net Loss for the Year.

Based on these factors, we incurred a net loss of $22.2 million, or $0.22 per share, for the year ended December 31, 2005, as compared to a loss of $31.0 million, or $0.39 per share, for the year ended December 31, 2004.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue from the Sale of Minerals from Continuing Operations. (Montana Tunnels)

Revenues from continuing operations for the year ended December 31, 2004 increased 24.0% to $38.3 million from $30.9 million for the year ended December 31, 2003, primarily due to higher metal prices offset by lower production due to lower milling grades at Montana Tunnels.

Revenues for gold for the year ended December 31, 2004 decreased 16.4% to $14.1 million from $16.8 million in 2003. The average price received for gold for the years ended December 31, 2004 and 2003 was $417 and $382 per ounce, respectively. The increase revenue from higher metal prices was offset by lower ounces of gold being sold in 2004.

Gold production for the year ended December 31, 2004 decreased 23.5% to 33,743 ounces from 44,124 ounces for the year ended December 31, 2003, primarily due to lower milling grades at Montana Tunnels, which reduced our gold and total metal production.

Revenues for silver, zinc and lead for the year ended December 31, 2004 increased 72.4% to $24.2 million from $14.0 million in 2003.

For the year ended December 31, 2004, approximately 37% of our revenue was derived from sales of gold and 63% was derived from sales of silver, zinc and lead, compared to 55% derived from sales of gold and 45% derived from sales of silver, zinc and lead for the year ended December 31, 2003.

Operating Expenses.

Direct Operating Costs. Direct operating costs for the year ended December 31, 2004 increased 53.5% to $52.5 million from $34.2 million for the year ended December 31, 2003. These amounts include mining and processing costs, as well as smelting and refining charges. The higher direct operating costs in 2004 reflect higher fuel and commodity prices and a full operational year at Montana Tunnels.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2004 decreased 57.0% to $2.6 million from $6.1 million for 2003, primarily due to amortization of stripping costs.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 increased 52.5% to $7.1 million from $4.7 million in 2003, primarily due to an increase in legal and accounting expenses, incurred in connection with our financing transactions, exchange listing fees and costs related to Sarbanes-Oxley compliance.

Stock-based Compensation. For the year ended December 31, 2004, stock-based compensation increased 104.0% to $767,000 from $376,000 for the year ended December 31, 2003, primarily due to an increase in the number of stock options granted to our employees.

Accretion Expense. Accrued accretion expense for the year ended December 31, 2004 increased 64.0% to $820,000 from $500,000, primarily due to accrued site closure costs at our Montana Tunnels mine. This expense represents our estimation of the fair value of the increase in our site closure and reclamation costs, which we updated in the last quarter of 2004.

Exploration and Business Development. Exploration and development, consisting of drilling and related expenses, for the year ended December 31, 2004 decreased 50.4% to $1.1 million from $2.1 million for the year ended December 31, 2003.

Total Operating Expenses. As a result of these expense components, our operating expenses for the year ended December 31, 2004 increased 35.2% to $64.8 million from $48.0 million for the year ended December 31, 2003.

Interest Income and Interest Expense. We realized interest income of $313,000 during the year ended December 31, 2004. We incurred interest expense of $252,000 in 2004, primarily for equipment leases and a bridge loan. We realized interest income in 2003 of $213,000 and interest expense of $205,000.

Foreign Exchange (Loss/Gain). We realized foreign exchange losses of $0.8 million in 2004, but a gain of $1.3 million in 2003, from cash balances not held in United States dollars.

Loss from Continuing Operations.

Loss from continuing operations for the year ended December 31, 2004 increased 72.9% to $27.3 million from $15.8 million for the year ended December 31, 2003, mainly as a result of the higher stripping ratio at Montana Tunnels combined with the higher costs of fuel, tires and other related commodities.

Loss from Discontinued Operations.

Revenues from the Florida Canyon mine for the year ended December 31, 2004 decreased 26.4% to $26.5 million from $36.0 million for the year ended December 31, 2003. Gold production at the Florida Canyon mine for the year ended December 31, 2004 decreased 28.2% to 73,082 ounces from 101,811 ounces for the year ended December 31, 2003, primarily due to the curtailment of mining activities in August 2004. Discontinued operations incurred a loss of $3.7 million for the year ended December 31, 2004 as compared to income of $1.7 million for the year ended December 31, 2003.

Net Loss for the Year.

Based on these factors, we incurred a net loss of $31.0 million, or $0.39 per share, for the year ended December 31, 2004, as compared to a net loss of $14.1 million, or $0.26 per share, for the year ended December 31, 2003.

Summary of Quarterly Results (Unaudited)

	2005 Quarter Ended In				2004 Quarter Ended In
	Dec(1)	Sept(2)	June(3)	March(4)	Dec(5)	Sept(6)	June(7)	March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals from continuing operations	$6,990	$13,351	$10,581	$12,332	$12,712	$7,393	$6,525	$11,624
Operating loss	(5,999)	(2,935)	(4,538)	(4,166)	(4,266)	(8,377)	(9,317)	(4,632)
Loss from continuing operations for the period	(3,955)	(3,614)	(4,961)	(3,431)	(4,550)	(8,476)	(9,553)	(4,716)
Loss from continuing operations per share, basic and diluted	(0.04)	(0.04)	(0.05)	(0.04)	(0.06)	(0.11)	(0.12)	(0.06)
Gold production in ounces - Montana Tunnels	5,026	14,104	12,324	12,645	12,090	4,967	5,903	10,783
Total cash cost per ounce - Montana Tunnels	$762	$513	$590	$472	$446	$1,465	$1,548	$604

(1) Open pit mining suspended in mid October. Continued milling low grade ore stockpiles.
(2) Milled tonnage was reduced due to ramp problems and a mill two-week shutdown in July.
(3) Production delays due to periodic ramp closures caused by excessive rainfall.
(4) Severe weather and unusually low water level in the tailings dam caused lower than expected tonnage throughput.
(5) Milling throughput at Montana Tunnels was 17,500 tons per day.
(6) Montana Tunnels mine continued to operate in the transition zone between mineralization and the actual ore reserve.
(7) Milling capacity increased to 15,000 tons per day.

Financial Condition and Liquidity

To date, we have funded our operations primarily through issuances of debt and equity securities, the sale of the Nevada Assets and sale of surplus assets. At December 31, 2005, we had cash of $0.1 million, compared to cash and short-term investments of $6.9 million at December 31, 2004. The decrease in cash from December 31, 2004 is primarily the result of operating cash outflows of $11.3 million and investing activities of $1.4 million. The cash outflows were offset in part by proceeds of $5.9 million from sales of our common shares. At March 1, 2006, we had cash and short-term investments of $7.5 million, which includes the $11.0 million released in January 2006 from the restricted cash account held at December 31, 2005 as collateral security for the convertible debenture and the $3.5 million private placement by Jipangu in January 2006, less the payments of $2.6 million made to the lien holders of Black Fox as per Note 15(d) of the attached "Notes to Consolidated Financial Statements".

In 2005, cash provided by investing activities totaled $1.4 million. Proceeds from the sale of the Nevada Assets were $14.0 million, proceeds from the sale of spare property, plant and equipment added a further $4.5 million and discontinued operations an additional $1.0 million. Capital expenditures were $5.5 million, of which $5.3 million were for the further development of the Black Fox project. In addition, $12.7 million was held as restricted cash, $1.7 million of which was for the Montana Tunnels reclamation liability and the balance of $11.0 million as cash collateral security for the $8.8 million convertible debentures. Restricted cash of $11.0 million was released January 2006. For further details, see Note 21 of the “Notes to the Consolidated Financial Statements”.

During the year ended December 31, 2005, financing activities provided $3.2 million in cash, from (a) completing in January 2005 the second tranche of a registered offering of 4,199,998 units with an issue price of $0.75 for proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrants of $0.2 million and (b) completing in June, 2005, the sale to Jipangu of 10,000,000 common shares at $0.32 per share, proceeds from which amounted to $3.2 million, net of expenses of $32,000. During 2005, $0.8 million in equipment leases were paid off and discontinued operations accounted for a further cash outflow of $2.0 million mainly in the form of payment of equipment leases prior to the sale of the Nevada Assets to Jipangu.

Our current funds are not sufficient to fund our projected 2006 expenditures of $3.1 million at Black Fox and $2.3 million for exploration at Huizopa, as well as the Montana Tunnels mine. In March 2006, the Company adopted a plan to sell Montana Tunnels Mining, Inc., which owns the Montana Tunnels and Diamond Hill mines, the proceeds from which, together with our cash on hand, would provide us with sufficient liquidity to complete all planned activities for 2006. If we do not sell Montana Tunnels Mining, Inc., we expect to seek alternative financing solutions, which may include entering into a joint venture with respect to the mine, selling debt or equity securities, or selling the Montana Tunnels assets.  Sales of debt or equity securities may include Canadian flow-through financing to further fund a portion of our Black Fox exploration activities.

Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the significant impact that changes in the prices of gold and silver have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration activities as needed to conserve cash for operations. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

Table of Contractual Obligations

	Payment Due by Period
Contractual Obligations (as of December 31, 2005)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Thousands)
Long-term debt (convertible debenture)	$8,756	$-	$8,756	$-	$-
Interest on long-term debt (convertible debenture)	2,073	1,058	1,015	-	-
Capital lease obligations	171	92	79	-	-
Operating lease obligations	316	193	123	-	-
Purchase obligations	62	21	41	-	-
Notes payable	671	596	75	-	-
Other long-term liabilities reflected on the balance sheet (1)	18,291	-	-	-	18,291

(1)
Other long-term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Accrued site closure costs” of $12.6 million on the balance sheet of as of December 31, 2005. The amount shown above is undiscounted to show full expected cash requirements. As of December 31, 2005, restricted cash of $5.5 million has been placed in trust as security relating to the asset retirement obligation.

Off Balance Sheet Arrangements

We have a contingent liability at our Black Fox property in the form of a pre-production royalty payment. This payment is Cdn$3.0 million (approximately $2.6 million) and it is part of the original purchase price of the property. This payment was made in January 2006 to release the existing lien in connection with pledging the Company’s Black Fox property to the convertible debenture holders.

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

As of December 31, 2005, we have accrued $12.6 million related to reclamation, severance and other closure requirements at Montana Tunnels, an increase of $0.9 million from December 31, 2004. This liability is covered by a combination of surety bonds, restricted cash and property totaling $17.0 million at December 31, 2005. We have accrued what management believes is the present value of our best estimate of the liability as of December 31, 2005; however, it is possible that our obligation may change in the near or long term depending on a number of factors.

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

Revenue Recognition

Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. We must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

Stripping Costs

On March 30, 2005, the Financial Accounting Standard Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.

In 2004 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2003 by $12,129,000 and to increase the net loss for the years ended December 31, 2004 and 2003 by $12,818,000 ($0.16 per share) and $11,904,000 ($0.22 per share), respectively.

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

Environmental Matters

When it is probable that costs associated with environmental remediation obligations will be incurred and they are reasonably estimable, we accrue such costs at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provisions for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on our current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the three years ended December 31, 2005, 2004 and 2003, respectively.

	2005	2004	2003
	(Thousands)
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$335	$549	$795
Consulting services paid to a relative of an officer and director of the Company	18	6	64

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

Interest Rate Risk

We currently have minimal debt and thus no material interest rate exposure related to debt. When appropriate, we invest excess cash in short-term debt instruments of the U.S. and Canadian governments and their agencies on a fixed interest rate basis. Over time, the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2006, a one percent change in interest rates would result in a $100,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

The price of gold is denominated in U.S. dollars and the majority of our revenues and expenses are denominated in U.S. dollars. To the extent there are fluctuations in local currency exchange rates against the dollar, the devaluation of a local currency is generally economically neutral or beneficial to the operation because local salaries and supplies will decrease against the U.S. dollar revenue stream.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. We have in the past purchased puts/calls and we may in the future more actively manage our exposure through hedging programs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Apollo Gold Corporation, Report of Independent Registered Chartered Accountants, and Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences are filed as part of this Item 8 and are included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Deloitte & Touche LLP, our independent registered chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We identified a material weakness for the year ended December 31, 2004. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We lacked appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements.

The following actions were taken in 2005 to remediate this material weakness. We established a Financial Disclosure Policy Committee to review all non-routine accounting matters and disclosure and application of Canadian and U.S. GAAP. We added additional technical accounting expertise to the accounting staff. We implemented formal policies addressing the internal controls over non-routine or complex accounting matters, accounting entries, appropriate documentation, and disclosures. However, in January 2006 a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. As of this date our management has not had sufficient time to evaluate these controls and therefore believes this material weakness still exists.

Changes in Internal Control

Related to the reduction in staffing at the Montana Tunnels mine in mid October 2005, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believe the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine is being determined.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. As a result of the changes disclosed above, there were changes in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, such internal controls.

Sarbanes-Oxley Act Section 404 Internal Control Reporting Requirements

As a result of the issuance of the SEC's Release No 33-8644, "Revisions to Accelerated Filer Definition and Accelerated Deadlines for Filing Periodic Reports" the Company exited accelerated filer status for its year ended December 31, 2005. As a non-accelerated filer, compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 have been deferred and we may be subject to the requirements in our Annual Report on Form 10-K for fiscal year 2006 and will be for fiscal year 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Apollo is incorporated by reference to the section entitled “Proposal #1 - Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of shareholders (the “Proxy Statement”). Reference is made to the information set forth under the section entitled “Executive Officers” in the Proxy Statement which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the section entitled “Compensation Table for Named Executive Officers” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information set forth under the section entitled “Beneficial Ownership Table” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained under the section entitled “Interests of Insiders and Others in Material Transactions” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information contained under the section entitled “Report of the Audit and Finance Committee” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1) Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2) Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Exhibit Name
1.1	Underwriting Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp, Inc., filed with the SEC on October 25, 2004, as Exhibit 1.1 to the Current Report on Form 8-K.

3.1	Certificate of Continuance filed May 28, 2003, filed with the SEC on June 23, 2003, as Exhibit 3.12 to the Registration Statement on Form 10 (File No. 001-31593).

3.2	By-Laws of the Registrant, as amended to date, filed with the SEC on June 23, 2003, as Exhibit 3.13 to the Registration Statement on Form 10 (File No. 001-31593).

4.1	Sample Certificate of Common Shares of the Registrant, filed with the SEC on June 23, 2003, as Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-31593).

4.2
Compensation Warrant to Purchase Common Shares of Apollo Gold Corporation issued by Apollo Gold Corporation to Regent Mercantile Bancorp Inc. on October 19, 2004, filed with the SEC on October 25, 2004, as Exhibit 4.2 to the Current Report on Form 8-K.

4.3
Compensation Option to Purchase Compensation Warrants of Apollo Gold Corporation issued by Apollo Gold Corporation to Regent Mercantile Bancorp Inc., dated November 4, 2004, filed with the SEC on November 9, 2004, as Exhibit 4.6 to the Current Report on Form 8-K.

4.4	Form Amendment to Warrants to Purchase Common Shares dated November 4, 2004, filed with the SEC on January 13, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.5	Subscription Agreement by and among Apollo Gold Corporation and certain investors, dated December 31, 2004, filed with the SEC on January 5, 2005 as Exhibit 4.1 to the Current Report on Form 8-K.

4.6
Form of Registration Rights Agreement by and among Apollo Gold Corporation and certain investors, dated December 31, 2004, filed with the SEC on January 5, 2005 as Exhibit 4.2 to the Current Report on Form 8-K.

4.7	Subscription Details Dated June 30, 2005, by and between Apollo Gold Corporation and BMO Nesbitt Burns Inc., filed with the SEC on August 9, 2005 as Exhibit 4.3 to the Quarterly Report on Form 10-Q.

4.8	Subscription for Shares dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc. filed with the SEC on August 9, 2005 as Exhibit 4.1 to the Quarterly Report on Form 10-Q.

4.9
Amendment No. 1 to Registration Rights Agreement dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc. dated January 25, 2006, amending the Registration Rights Agreement dated June 1, 2005, filed with the SEC on August 9, 2005 as Exhibit 4.2 to the Quarterly Report on Form 10-Q, filed with the SEC on January 26, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.10
Side Letter by Jipangu Inc. dated January 18, 2006 and accepted by Apollo Gold Corporation on January 25, 2006 with an effective date of January 18, 2006, amending the Apollo Gold Subscription Agreement for Units dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on January 26, 2006 as Exhibit 4.2 to the Current Report on Form 8-K.

4.11
Amendment No. 1 to Registration Rights Agreement dated October 17, 2005, by and between Apollo Gold Corporation and Jipangu Inc. dated January 25, 2006, amending the Registration Rights Agreement dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 4.2 to the Current Report on Form 8-K, filed with the SEC on January 26, 2006 as Exhibit 4.3 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.1
Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, filed with the SEC on June 23, 2003, as Exhibit 10.1 to the Registration Statement on Form 10 (File No. 001-31593).

10.2
Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, Vice-President, filed with the SEC on June 23, 2003, as Exhibit 10.2 to the Registration Statement on Form 10 (File No. 001-31593).

10.3
Employment Agreement between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004, as amended, filed with the SEC on September 24, 2004 as Exhibit 10.3 to the Current Report on Form 8-K.

10.4
Form of Amendment No. 1 to Amended and Restated Employment Agreement, dated January 23, 2006, by and between Apollo Gold Corporation and each of R. David Russell, Melvyn Williams and Richard F. Nanna, filed with the SEC on January 27, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.5
Form of Severance Agreement and Release, dated February 18, 2006, by and between Apollo Gold Corporation and each of Donald W. Vagstad, Donald O. Miller, David K. Young and James T. O’Neil, filed with the SEC on January 27, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.6	Agency Agreement between Apollo Gold Corporation and Regent Mercantile Bancorp Inc., dated November 4, 2004, filed with the SEC on November 9, 2004 as Exhibit 1.1 to the Current Report on Form 8-K.

10.7
Trust Indenture by and among Apollo Gold Corporation; Apollo Gold, Inc.; and The Canada Trust Company, dated November 4, 2004, filed with the SEC on November 9, 2004 as Exhibit 4.2 to the Current Report Form 8-K.

10.8
General Security Agreement by Apollo Gold Corporation as Debtor in favor of The Canada Trust Company, dated as of January 4, 2006, filed with the SEC on January 13, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.9
First Supplemental Indenture to the Trust Indenture dated December 13, 2004, by and among Apollo Gold Corporation, Apollo Gold, Inc., and The Canada Trust Company, filed with the SEC on January 13, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

10.10
Letter from Apollo Gold Corporation to the Debentureholders of the Series 2004-B Convertible Secured Debentures, dated December 19, 2005, filed with the SEC on January 13, 2006 as Exhibit 10.4 to the Current Report on Form 8-K.

10.11
Stock Purchase Agreement among Jipangu Inc., Jipangu International Inc., Apollo Gold, Inc. and Apollo Gold Corporation made as of October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.1 to the Current Report on Form 8-K.

10.12	Promissory Note by Apollo Gold Corporation as Maker and Jipangu Inc. as Holder, dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.2 to the Current Report on Form 8-K.

10.13	Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan, filed with the SEC on June 23, 2003, as Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-31593).

10.14	Apollo Gold Corporation Stock Option Incentive Plan, filed with the SEC on June 23, 2003, as Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-31593).

10.15
Form of Stock Option Agreement used for Apollo Gold Corporation Stock Option Incentive Plan, filed with the SEC on June 23, 2003, as Exhibit 10.9 to the Registration Statement on Form 10 (File No. 001-31593).

Exhibit No.	Exhibit Name
10.16
Term Bonding Agreement dated August 1, 2002 among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc., filed with the SEC on June 23, 2003, as Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-31593).

10.17
Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan) , filed with the SEC on June 23, 2003, as Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-31593).

10.18
Form of Indemnification Agreement, dated various dates, between Apollo Gold Corporation and each of R. David Russell, Melvyn Williams, Richard F. Nanna, David K. Young, James T. O’Neil, Jr., Donald O. Miller, G. Michael Hobart, W.S. Vaughan, Charles E. Stott, G.W. Thompson, Robert A. Watts, Gerald J. Schissler, Timothy M. Janke, Becky Corigliano, R. Lee Chapman, and Wade W. Bristol, filed with the SEC on September 24, 2004 as Exhibit 10.1 to the Current Report on Form 8-K.

10.19
Form of Indemnification Agreement, dated various dates, by and among Apollo Gold, Inc.; Apollo Gold Exploration, Inc.; Apollo Gold Finance Inc.; Florida Canyon Mining, Inc.; Standard Gold Mining, Inc. and each of Donald W. Vagstad, Wade W. Bristol, R. Lee Chapman, Becky Corigliano, Timothy M. Janke, Gerald J. Schissler, G.W.Thompson, and Robert A. Watts, filed with the SEC on September 24, 2004 as Exhibit 10.2 to the Current Report on Form 8-K.

10.20
Form of Amended and Restated Indemnification Agreement, dated November 18, 2005, by and among Apollo Gold, Inc.;Apollo Gold Finance, Inc.; Montana Tunnels Mining, Inc. and each of R. David Russell, Melvyn Williams, David K. Young, Donald O. Miller, James T. O’Neil, Jr., G. Michael Hobart, W.S. Vaughan, and Charles Stott.*

21.1	List of subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of Mine Development Associates*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

* Filed herewith.

65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 31, 2006 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. DAVID RUSSELL
R. David Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. DAVID RUSSELL	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2006
R. David Russell

/s/ CHARLES E. STOTT	Chairman of the Board of Directors	March 31, 2006
Charles E. Stott

/s/ G. MICHAEL HOBART	Director	March 31, 2006
G. Michael Hobart

/s/ ROBERT W. BABENSEE	Director	March 31, 2006
Robert W. Babensee

/s/ W.S. VAUGHAN	Director	March 31, 2006
W.S. Vaughan

/s/ RICHARD P. GRAFF	Director	March 31, 2006
Richard P. Graff

/s/ MELVYN WILLIAMS	Chief Financial Officer and Senior Vice President - Finance and Corporate Development (Principal Financial and Accounting Officer)	March 31, 2006
Melvyn Williams

66

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of
Apollo Gold Corporation

We have audited the consolidated balance sheets of Apollo Gold Corporation (the “Company”) as at December 31, 2005 and 2004, and the consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, British Columbia, Canada March 30, 2006

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the shareholders dated March 30, 2006 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the report of the independent registered chartered accountants when these are adequately disclosed in the consolidated financial statements.

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s consolidated financial statements, such as the change described in Note 3 (h) to the consolidated financial statements. Our report to the shareholders, dated March 30, 2006, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the report of the independent registered chartered accountants when the change is properly accounted for and adequately disclosed in the consolidated financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, British Columbia, Canada March 30, 2006

APOLLO GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
		(Restated - Note 3(h))

ASSETS	(In thousands of
CURRENT	U.S. Dollars)
Cash and cash equivalents (Note 1)	$127	$6,886
Accounts receivable	2,638	2,963
Prepaids	400	109
Inventories (Note 5)	1,708	2,192
Current assets related to discontinued operations (Note 4)	-	10,510
Total current assets	4,873	22,660
Property, plant and equipment (Note 6)	40,045	37,599
Restricted certificates of deposit (Note 7)	17,043	4,371
Deferred financing costs (Note 9)	584	901
Non-current assets related to discontinued operations (Note 4)	-	32,104
TOTAL ASSETS	$62,545	$97,635
LIABILITIES
CURRENT
Accounts payable	$7,185	$6,007
Accrued liabilities	1,841	1,795
Notes payable (Note 8)	596	789
Property and mining taxes payable	1,172	1,070
Current liabilities related to discontinued operations (Note 4)	-	8,224
Total current liabilities	10,794	17,885
Notes payable (Note 8)	75	423
Convertible debenture (Note 9)	6,601	5,538
Accrued site closure costs (Note 11)	12,634	11,753
Non-current liabilities related to discontinued operations (Note 4)	-	14,815
TOTAL LIABILITIES	30,104	50,414

Continuing operations (Note 1)
Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Share capital (Note 12)	148,295	141,795
Issuable common shares	231	231
Equity component of convertible debentures (Note 9)	1,809	1,815
Note warrants (Note 9)	781	781
Contributed surplus (Note 12)	10,561	9,627
Deficit	(129,236)	(107,028)
TOTAL SHAREHOLDERS’ EQUITY	32,441	47,221
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,545	$97,635

APPROVED ON BEHALF OF THE BOARD

/s/ Charles E. Stott
Charles E. Stott, Director

/s/ Richard P. Graff
Richard P. Graff, Director

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
		(Restated - Note 3(h))	(Restated - Note 3(h))

	(In thousands of U.S. dollars, except for share and per share amounts)
REVENUE
Revenue from sale of minerals	$43,254	$38,254	$30,858
OPERATING EXPENSES
Direct operating costs	48,357	52,473	34,184
Depreciation and amortization	2,551	2,640	6,135
General and administrative expenses	7,588	7,095	4,651
Stock-based compensation	597	767	376
Accretion expense - accrued site closures costs	881	820	500
Exploration and business development	918	1,051	2,117
	60,892	64,846	47,963
OPERATING LOSS	(17,638)	(26,592)	(17,105)
OTHER INCOME (EXPENSES)
Interest income	397	313	213
Interest expense	(2,533)	(252)	(205)
Gain on sale of property, plant and equipment	3,848	6	76
Foreign exchange (loss) gain and other	(35)	(770)	1,231
LOSS FROM CONTINUING OPERATIONS FOR THE YEAR	(15,961)	(27,295)	(15,790)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS FOR THE YEAR (Note 4)	(6,247)	(3,712)	1,700
NET LOSS FOR THE YEAR	$(22,208)	$(31,007)	$(14,090)

BASIC AND DILUTED NET LOSS PER SHARE FROM:
Continuing operations	$(0.16)	$(0.34)	$(0.29)
Discontinued operations	(0.06)	(0.05)	0.03
	$(0.22)	$(0.39)	$(0.26)
BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING	101,811,291	78,716,042	54,536,679

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Share Capital
	Number of Shares	Amount	Issuable Common Shares	Equity Component of Convertible Debentures	Special Warrants and Note Warrant	Contributed Surplus	Deficit	Total
	(In thousands of U.S. dollars, except for number of shares)
Balance, December 31, 2002	40,190,874	$72,206	$231	$-	$6,305	$7,023	$(56,080)	$29,685
Shares issued for cash (Note 12(c))	24,432,300	37,314	-	-	-	388	-	37,702
Conversion of special warrants	6,000,000	6,305	-	-	(6,305)	-	-	-
Warrants exercised	2,381,500	3,810	-	-	-	-	-	3,810
Options exercised	158,616	127	-	-	-	-	-	127
Nevoro acquisition, senior executive share compensation	-	-	-	-	-	376	-	376
Shares issued to supplier	50,000	113	-	-	-	-	-	113
Shares issued for land	61,500	134	-	-	-	-	-	134
Fiscal 2002 stock-based compensation issued in 2003	265,000	615	-	-	-	(615)	-	-
Net loss	-	-	-	-	-	-	(14,090)	(14,090)
Balance, December 31, 2003, as previously reported	73,539,790	120,624	231	-	-	7,172	(70,170)	57,857
Cumulative effect of change in accounting policy (Note 3(n))	-	257	-	-	-	5,594	(5,851)	-
Adjusted balance, December 31, 2003	73,539,790	120,881	231	-	-	12,766	(76,021)	57,857
Units issued for cash (Note 12(b)(ii))	8,299,999	4,873	-	-	-	622	-	5,495
Conversion of special warrants (Note 12(b)(i))	2,326,666	1,449	-	-	-	50	-	1,499
Flow-through common shares (Note 12(b)(iii))	714,285	515	-	-	-	-	-	515
Warrants exercised	5,399,848	12,695	-	-	-	(4,083)	-	8,612
Options exercised	399,054	966	-	-	-	(647)	-	319
Shares reacquired and cancelled	(20,500)	(48)	-	-	-	-	-	(48)
Shares issued for Huizopa interest (Note 12 (b)(v))	48,978	88	-	-	-	-	-	88
Shares issued for 2003 stock-based compensation	265,000	376	-	-	-	(376)	-	-
Bridge loan compensation warrants	-	-	-	-	-	275	-	275
Equity component of convertible debentures	-	-	-	1,815	-	63	-	1,878
Note warrant	-	-	-	-	781	27	-	808
Debenture compensation warrants	-	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	-	767	-	767
Net loss	-	-	-	-	-	-	(31,007)	(31,007)
Balance, December 31, 2004	90,973,120	141,795	231	1,815	781	9,627	(107,028)	47,221
Units issued for cash (Note 12(a)(i))	4,199,998	2,587	-	-	-	194	-	2,781
Shares issued for increase in Huizopa interest (Note 12(a)(ii))	1,000,000	410	-	-	-	-	-	410
Shares issued for cash (Note 12(a)(iii))	10,000,000	3,183	-	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	-	(6)	-	-	-	17
Engagement fee shares and warrants (Note 12(a)(iv))	350,000	100	-	-	-	143	-	243
Completion fee shares (Note 12(a)(v))	900,000	197	-	-	-	-	-	197
Stock-based compensation	-	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	$148,295	$231	$1,809	$781	$10,561	$(129,236)	$32,441

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
		(Restated - Note 3(h))	(Restated - Note 3(h))
	(In thousands of U.S. dollars)
OPERATING ACTIVITIES
Loss from continuing operations for the year	$(15,961)	$(27,295)	$(15,790)
Items not affecting cash:
Depreciation and amortization	2,551	2,640	6,135
Amortization of deferred financing costs	319	53	-
Stock-based compensation	597	767	376
Accretion expense - accrued site closure costs	881	820	500
Accretion expense - convertible debenture, net of interest paid	1,085	(92)	-
Gain on sale of property, plant and equipment	(3,848)	(6)	(76)
Reclamation and closure costs and other	372	6	(180)
Bridge loan compensation warrants	-	275	-
Net change in non-cash operating working capital items (Note 17)	1,845	3,423	(1,094)
Discontinued operations	848	(1,299)	6,999
Net cash used in operating activities	(11,311)	(20,708)	(3,130)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(5,487)	(13,018)	(8,518)
Short-term investments	-	5,855	(5,855)
Proceeds from disposal of property, plant and equipment	4,526	-	339
Restricted certificate of deposit and other assets	(12,671)	(1,286)	(1,320)
Proceeds from disposition of discontinued operations	14,000	-	-
Discontinued operations	1,022	(9,587)	(3,260)
Net cash provided by (used in) investing activities	1,390	(18,036)	(18,614)
FINANCING ACTIVITIES
Proceeds on issuance of shares	5,944	6,994	37,702
Proceeds from exercise of warrants and options	-	8,931	3,937
Proceeds from bridge loan	-	3,000	-
Repayment of bridge loan	-	(3,000)	-
Acquisition and cancellation of shares	-	(48)	-
Issuance of flow-through common shares	-	515	-
Proceeds on issuance of convertible debentures, net	-	7,525	-
Proceeds from notes payable	-	-	1,259
Payments of notes payable	(752)	(1,478)	(1,293)
Discontinued operations	(2,030)	(2,641)	(2,435)
Net cash provided by financing activities	3,162	19,798	39,170
NET (DECREASE) INCREASE IN CASH	(6,759)	(18,946)	17,426
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,886	25,832	8,406
CASH AND CASH EQUIVALENTS, END OF YEAR	$127	$6,886	$25,832
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,204	$560	$544
Income taxes paid	$-	$-	$-

During the year ended December 31, 2005 the Company issued 1,000,000 shares to Argonaut Mines LLC (“Argonaut”) in connection with the increase of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $410 as a result of this transaction. Also, holders of the convertible debentures converted $25 face value for common shares. The convertible debenture decreased by $17, share capital increased by $23 and equity component of convertible debentures decreased by $6 as a result of this conversion. Additionally, the Company issued 1,250,000 shares and 1,250,000 warrants as broker compensation related to the disposition of the discontinued operations, resulting in an increase in share capital of $297 and contributed surplus of $143 and selling expenses of $440.

During the years ended December 31, 2005, 2004 and 2003, property, plant and equipment totaling $211, $19 and $1,500, respectively, was acquired under capital lease obligations.

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

Years ended December 31, 2005, 2004 and 2003

(stated in United States dollars; tabular amounts in thousands)

1. CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through issuance of debt and equity securities, the sale of the Nevada assets plus the sale of other surplus assets. The Company’s ability to continue as a going concern is dependent on its ability to generate cash flow from the sale of Montana Tunnels and/or continue to issue debt and equity securities.

At the Montana Tunnels mine open pit mining was suspended on October 21, 2005. Currently the mill continues to operate, processing low grade stockpiled ore and is expected to continue milling through the end of April 2006. In March 2006, the Company adopted a plan to dispose of Montana Tunnels Mining Inc., which owns the Montana Tunnels and Diamond Hill mines.

The Company estimates that with its year end cash balance, plus the $11.0 million released in January 2006 from the restricted cash account held at December 31, 2005 as collateral security for the convertible debenture and the $3.5 million private placement by Jipangu Inc. (“Jipangu”) in January 2006, it will not have sufficient funds to finance the current work programs at the Black Fox Project and the Huizopa exploration project (the "Huizopa Project"), as well as corporate overhead. Therefore, the Company is exploring financing opportunities to further develop and construct the Black Fox Project and continue our exploration program at the Huizopa Project. In addition, Apollo may raise funds from the sale of debt or equity securities which may include Canadian flow-through financing to further fund a portion of its Canadian exploration activities. The availability, amount, terms and timing of this financing are not certain at this time.

If the Company is unable to sell the Montana Tunnels mine or secure additional financing and therefore be unable to continue as a going concern, then material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2. NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing refining and the production of other co-product metals, as well as related activities including exploration and development. The Company currently owns and operates the Montana Tunnels mine, an open pit mine and mill, producing gold doré and lead-gold and zinc-gold concentrates, located in the State of Montana. Mining in the open pit was suspended in mid October due to pit wall instability. Since the open pit mine operations were suspended, the mill has been processing lead-gold and concentrates from low grade ore stockpiles. The Company also owns the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana. In March 2006 the Company held out the Montana Tunnels mine for sale, which includes the Diamond Hill mine.

Apollo has a development property, the Black Fox Project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa Project, located in the Sierra Madre gold belt in Chihuahua, Mexico.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 20, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

(a) Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structure, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any Variable Interest Entities as at December 31, 2005.

(b) Measurement uncertainties

The preparation of financial statements in conformity with Canadian GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, available resources, available operating capital and required reclamation costs. These estimates each affect management’s evaluation of asset impairment and the recorded balances of property, plant and equipment, reclamation and site closure costs and the future tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(e) Inventories

Metals inventories are stated at the lower of cost and net realizable value determined by using the first-in, first-out method. Materials and supplies at the mine sites are valued at the lower of direct cost of acquisition and replacement cost.

(f) Property, plant and equipment

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

(g) Mineral rights

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

(h) Stripping costs

On March 30, 2005, the Financial Accounting Standard Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.

In 2004 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2003 by $12,129,000 and to increase the net loss for the years ended December 31, 2004 and 2003 by $12,818,000 ($0.16 per share) and $11,904,000 ($0.22 per share), respectively.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Exploration expenditures

Exploration expenditures are expensed as incurred during the reporting period.

(j) Property evaluations

The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annually, or if the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) and corresponding co-product credits along with estimated future metals prices and estimated operating and capital costs. The inclusion of mineral resources is based on various circumstances, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the ore is commercially recoverable. The future cash flows cover the known ore reserve at the time. If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value and the write-off charged to earnings in the current period.

(k) Reclamation and closure costs

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

(l) Revenue recognition

Revenue from the sale of gold and co-products is recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties. Revenue for lead and zinc concentrates is determined by contract as legal title to the concentrate transfers and include provisional pricing arrangements accounted for as an embedded derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Commodity contracts

The Company entered into hedging contracts for gold involving the use of combinations of put and call options. These options had common notional amounts and maturity dates and were designated in combination as hedges of future gold sales on the basis that they generated offsetting cash flows. No premium was received with respect to these options.

Providing that the criteria for an effective hedge are met, gains and losses on the contracts are deferred and recognized in revenue at the time of the sale of the designated future gold production. If the criteria are not met these contracts will be marked to market each period.

(n) Stock incentive plans

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

(o) Income taxes

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

(p) Loss per share

The basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. The fully diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

weighted average number of common shares outstanding during the year, if dilutive. For this purpose, the “treasury stock method” is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

(q) Comparative figures

Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation. In particular, the assets and liabilities of the discontinued operations (Note 4) as at December 31, 2004 and their results of operations and cash flows for the years ended December 31, 2004 and 2003 have been reclassified as discontinued operations.

4. DISCONTINUED OPERATIONS

On November 18, 2005, the Company sold its Nevada properties (“the Nevada Assets”) to Jipangu for $14.0 million in cash, resulting in the Company recording a total impairment of $8.7 million. The Nevada Assets include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine.

The following tables present summarized financial information related to discontinued operations:

	December 31,

	2005	2004
ASSETS
Cash and cash equivalents	$-	$61
Broken ore on leach pad - current	-	8,960
Other non-cash current assets	-	1,489
Current assets related to discontinued operations	-	10,510
Broken ore on leach pad - long-term	-	4,824
Property, plant and equipment	-	20,945
Restricted certificate of deposit	-	4,995
Deferred loss on commodity contracts (Note 14)	-	1,340
Non-current assets related to discontinued operations	-	32,104
Total assets related to discontinued operations	-	42,614
LIABILITIES
Current liabilities related to discontinued operations	-	8,224
Notes payable	-	376
Accrued site closure costs	-	14,439
Non-current liabilities related to discontinued operations	-	14,815
Total liabilities related to discontinued operations	-	23,039
Net assets related to discontinued operations	$-	$19,575

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

4. DISCONTINUED OPERATIONS (continued)

	Year Ended December 31,
	2005	2004	2003
Revenue from sale of minerals	$18,591	$26,487	$35,983
Direct operating costs	17,375	26,190	28,535
Depreciation and amortization	867	2,581	3,731
Accretion expense	898	598	780
Royalty expenses	267	669	898
Exploration and business development	218	-	-
Impairment	8,724	-	-
	28,349	30,038	33,944
Operating (loss) income	(9,758)	(3,551)	2,039
Interest expense	(74)	(216)	(339)
Gain on sale of property, plant and equipment and other	3,547	(177)	-
Realized and unrealized gain on commodity contracts (Note 14)	38	232	-
(Loss) income from discontinued operations	$(6,247)	$(3,712)	$1,700

5. INVENTORIES

Inventories consist of:

	2005	2004
Concentrate inventory	$94	$729
Doré inventory	14	45
Materials and supplies	1,600	1,418
	$1,708	$2,192

6. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31 are as follows:

	2005			2004
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Mine assets
Building, plant and equipment	$8,919	$3,163	$5,756	$7,738
Mining properties and development costs	31,497	2,663	28,834	24,406
	40,416	5,826	34,590	32,144
Mineral rights	5,455	-	5,455	5,455
Total property, plant and equipment	$45,871	$5,826	$40,045	$37,599

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

7. RESTRICTED CERTIFICATES OF DEPOSIT

As at December 31 restricted certificates of deposit are as follows:

	2005	2004
Restricted certificate of deposit - Site closure obligation - Montana Tunnels (a)	$5,465	$3,810
Restricted certificate of deposit - Site closure obligation - Black Fox	581	561
Restricted certificate of deposit - Convertible Debenture (b)	10,997	-
	$17,043	$4,371

(a) Restricted certificate of deposit - Site closure obligation - Montana Tunnels

The restricted certificate of deposit represents cash that has been placed in trust as security to the State of Montana relating to the Company’s site closure obligations (see Note 11).

The Company has entered into an agreement with CNA, an insurer, to complete the bonding requirements at MTMI. CNA committed to an approximate $15 million 15-year term bonding facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement. The agreement obligates MTMI to make current payments of $150,000 monthly until the balance in the trust account is equal to the penal sum of the CNA bond. The monthly payments are adjusted annually in August of each year and are dependent upon the average gold price for the previous twelve months. At December 31, 2005, the restricted certificate of deposit for bonding requirements at Montana Tunnels is $5.5 million (2004 - $3.8 million). In March 2006, the Company adopted a plan to dispose of MTMI.

(b) Restricted certificate of deposit - Convertible Debenture

The restricted certificate of deposit - convertible debenture represents cash that has been placed in trust with The Canada Trust Company as security for the convertible debenture (Note 9). This restriction was released on January 8, 2006 (Note 21(a)).

8. NOTES PAYABLE

The notes payable are secured by a fixed charge on certain machinery and equipment and bear interest at various rates between 2.76% and 7.5%, (2004 - 2.76% and 7.5%) and are repayable as follows at December 31, 2005:

2006	$596
2007	75
Total notes payable	671
Less current portion	(596)
Total long-term obligations	$75

9. CONVERTIBLE DEBENTURE

On November 4, 2004 the Company completed a $10.5 million offering consisting of $8.8 million special notes and $1.7 million special warrants (Note 12 (b)(i)). These special notes were converted into $8.8 million convertible secured debentures (the “Debentures”) and 5,253,750 warrants (the “Note Warrants”). The Debentures mature on December 16, 2007 and bear interest at a rate of 12% per annum, payable quarterly in arrears beginning on December 31, 2004. The Note Warrants

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

9. CONVERTIBLE DEBENTURE (continued)

expire on November 4, 2007 and are each exercisable for one common share of the Company at a price of $0.40 per common share, except as noted (Note 21(a)).

The Debentures are convertible, at the option of the holder, at any time prior to maturity or five days prior to redemption into common shares of the Company at a price of $0.75 per common share. Since redemption can be made either by cash or by common shares at the option of the Company, the Debentures are classified as a compound financial instrument for accounting purposes.

The value of the Debentures is comprised of a $5.6 million fair value of the Debentures, $2.2 million fair value of the holder’s option to convert the principal balance into common shares, and $0.9 million fair value of the Note Warrants. These components have been measured at their respective fair values on the date that the Debentures and Note Warrants were issued. The $5.6 million fair value of the Debentures is classified as a liability and the $3.1 million combined fair value of the conversion option and Note Warrants have been classified in shareholders’ equity. Over the three-year term of the Debentures, the fair value of the Debentures are accreted to their face value. The periodic accretion of the Debentures is charged to accretion expense. For the year ended December 31, 2005, the Company recorded accretion of $2.1 million (2004 - $71,000) related to the Debentures as a charge to accretion expense with a corresponding credit to the liability component of the Debentures.

The Company incurred equity issuance costs of $0.4 million and deferred financing costs of $0.8 million. Deferred financing costs are amortized over the term of the Debenture. During 2005 and 2004, $319,000 and $53,000, respectively, of deferred financing costs were charged to operations.

In addition, the agents were granted 1,167,500 warrants as additional compensation in connection with the issuance of the Debentures. Each warrant entitles the holder to acquire one share at a price of $0.80 per share until November 4, 2006. In the event that the weighted average trading price of the Company’s shares on the TSX is more that $2.00 for 20 consecutive trading days, the Company has the right to cause the exercise of the warrants into shares. The fair value of these compensation warrants of $0.3 million is comprised of $91,000 equity issuance costs and $0.2 million deferred financing costs to be amortized over the term of the Debenture.

On October 7, 2004, the Company completed a bridge loan facility for $3.0 million, which was repaid in full from the proceeds of this offering. In connection with this bridge loan the agents were granted 1,000,000 compensation warrants with an exercise price of $0.80 expiring October 7, 2006. The fair value of these warrants of $0.3 million is treated as a financing cost.

10. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for all U.S. employees. Employees have the right to invest up to 25% of their respective earnings up to the statutory limits. All U.S. employees are eligible to participate on the first of the following month after their date of hire. In the past, the Company matched 100% of the first 6% invested. Due to cash constraints, the Company match was discontinued on September 10, 2004. The vesting schedule is two years.

The amounts charged to earnings for the Company’s defined contribution plan totaled nil, $338,000 and $449,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

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

At December 31, 2005, the accrued site closure liability amounted to $12.6 million (2004 - $11.8 million). This liability is based on a third party engineer report. The liability is covered by a combination of surety bonds, a restricted certificate of deposit and property which in aggregate are valued at approximately $17.0 million.

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

The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2002	$8,679
Accretion	500
Expenditures	(31)
Balance, December 31, 2003	9,148
Accretion	820
Increase in reclamation assets	1,785
Balance, December 31, 2004	11,753
Accretion	881
Balance, December 31, 2005	$12,634

The Company has estimated that the total obligations associated with the retirement of the Montana Tunnels mine at December 31, 2005 are $18.3 million. The $12.6 million (2004 - $11.8 million) fair value of these obligations is determined using a 7.5% credit adjusted risk-free discount rate and expected payment of obligations over fifteen years.

12. SHARE CAPITAL

(a) Shares issued in 2005

    (i) On January 7, 2005, the Company completed the second tranche of a private placement of 4,199,998 units with a purchase price of $0.75 for net proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrants of $0.2 million. Each unit is comprised of one common share of the Company and 0.75 share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company for two years at an exercise price of $1.00 per share. In connection with the first and second tranches, 1,250,000 broker compensation warrants were issued. (See Note 12(d) for a description of the broker compensation warrants.)

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

12. SHARE CAPITAL (continued)

    (ii) During 2005, the Company increased its interest in the Huizopa Project with Argonaut. In consideration for such increase, the Company issued shares with a value of $410,000 which were recorded as property, plant and equipment within the balance sheet. Following this arrangement, the Company’s Mexican subsidiary owns Argonaut’s former subsidiary which has a contractual interest in two of the concessions at the Huizopa Project. The Company no longer has any earn-in requirement for the project, although it will still be responsible for the underlying payments to the landowner of the project, and the payments and performance or obligations required to maintain those concessions.

    (iii) On June 3, 2005, the Company completed the issuance to Jipangu of 10,000,000 common shares at $0.32 (Cdn$0.40) per share for proceeds of $3.2 million, net of expense of $32,000.

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

    (v) On November 30, 2005, the Company issued 900,000 common shares to BMO at $0.22 (Cdn$0.26) per share, as a completion fee related to the closing of the sale of the Nevada Assets.

(b) Shares issued in 2004

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

12. SHARE CAPITAL (continued)

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

(v) The Company issued 48,978 shares in part consideration to meet the earn-in requirements of the Huizopa joint venture agreement with Argonaut Mines LLC.

(c) Shares issued in 2003

(i) On September 26, 2003, the Company issued 22,300,000 shares for proceeds of $37.2 million, net of agent’s commissions of $2.2 million, expenses of $0.7 million and fair value of agent’s warrants of $0.4 million.

(ii) On October 27, 2003, the agents exercised their over-allotment option and the Company issued a further 2,132,300 shares for proceeds of $3.7 million, net of expenses of $0.2 million and fair value of agent’s warrants of $35,000.

(iii) The Company granted the agents 732,969 agent’s warrants with an exercise price of $1.67 (Cdn$2.25) per warrant in connection with this issuance. These agent’s warrants expired in 2005. Using the fair value based method for stock-based compensation, share issuance costs of $0.4 million were recognized. This amount was determined using an option pricing model assuming no dividends were paid, a volatility of the Company’s share price of 53%, an expected life of the warrants of two years, and annual risk-free rate of 3.50%.

(d) Warrants

The following summarizes outstanding warrants as at December 31, 2005:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
October 19, 2004	1,000,000	1,000,000	$0.80	October 19, 2006
November 4, 2004	1,400,133	1,400,133	0.80	November 4, 2006
December 31, 2004	6,224,999	6,224,999	1.00	December 31, 2006
November 4, 2004	5,253,600	5,253,600	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
January 7, 2005	3,149,998	3,149,998	1.00	January 7, 2007
	18,424,730	18,424,730
			Exercisable in Cdn$
December 23, 2002	3,000,000	3,000,000	Cdn$ 3.25	December 23, 2006
June 30, 2005	1,250,000	1,250,000	Cdn$ 0.40	June 30, 2007
	4,250,000	4,250,000
	22,674,730	22,674,730

In addition, 1,250,000 broker compensation warrants were issued and were immediately exercisable on January 7, 2005. The broker compensation warrants were issued in connection with the first and second

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

12. SHARE CAPITAL (continued)

tranches of the private placement described in Note 12(a)(i). Each broker compensation warrant is exercisable at $0.75 into one common share of the Company and 0.75 of a share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at $1.00 per common share. The broker compensation warrants expire on January 7, 2007. The share purchase warrants are exercisable for two years from the date of issue.

(e) Options

A summary of information concerning outstanding stock options at December 31, 2005 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2002	-	$-	2,780,412	$0.80
Options granted	2,039,100	2.20	-	-
Options exercised	-	-	(158,616)	0.80
Options cancelled	(151,800)	2.24	(121,642)	0.80
Balances, December 31, 2003	1,887,300	2.20	2,500,154	0.80
Options granted	689,300	1.84	-	-
Options exercised	-	-	(399,054)	0.80
Options cancelled	(380,300)	2.22	(196,344)	0.80
Balances, December 31, 2004	2,196,300	2.10	1,904,756	0.80
Options granted	3,039,700	0.58	-	-
Options cancelled	(1,361,900)	1.42	(110,174)	0.80
Balances, December 31, 2005	3,874,100	$1.15	1,794,582	$0.80

(i) Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2005:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

12. SHARE CAPITAL (continued)

Options Outstanding			Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
969,800	February 18, 2013	$2.24	969,800	$2.24
2,600	March 28, 2013	2.34	2,600	2.34
100,000	November 13, 2013	1.67	100,000	1.67
271,600	March 10, 2014	2.05	135,800	2.05
125,000	May 19, 2014	1.44	62,500	1.44
26,600	August 10, 2014	0.95	13,300	0.95
1,878,500	March 10, 2015	0.65	-	-
100,000	April 6, 2015	0.39	-	-
100,000	August 4, 2015	0.27	-	-
300,000	December 12, 2015	0.20	-	-
3,874,100		$1.15	1,284,000	$2.12

(ii) Performance-based stock option plan

In 2002, 2,780,412 performance-based options with an expiry date of June 25, 2007 were granted to certain directors, officers and employees, and were subject to reduction if certain performance criteria were not met. In fiscal 2003, the balance of the options vested based upon the established fiscal 2003 performance criteria. As of December 31, 2005 there are 1,794,582 performance-based stock options outstanding.

(f) Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	2005	2004	2003
Risk free interest rate	3.669%	3.141%	3.534%
Dividend yield	0%	0%	0%
Volatility	73%	57%	75%
Expected life in years	5	5	5

As the Company has selected the retroactive without restatement method for reporting the change in accounting policy related to stock compensation expense (Note 3 (n)), the Company must disclose the impact on net loss and net loss per share as if the fair value based method of accounting for stock-based compensation had been applied in 2003.

2003
Net loss
As reported	$(14,090)
Compensatory fair value of options	(3,871)
Pro forma	$(17,961)
Basic and diluted net loss per share
As reported	$(0.26)
Pro forma	(0.33)

The weighted average grant-date fair value of stock options granted during 2005 was $0.36.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

13. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the periods ended December 31, 2005, 2004 and 2003, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the loss before tax provision due to the following:

	2005	2004	2003
Statutory tax rate	34.90%	35.62%	37.62%
Recovery of income taxes computed at standard rates	$5,570	$9,722	$5,940
Higher (lower) foreign tax rates	817	150	(425)
Tax losses not recognized in the period that the benefit arose	(6,387)	(9,872)	(5,515)
	$-	$-	$-

The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

	2005	2004
Future income tax assets
Net operating losses carried forward	$46,385	$37,676
Exploration and development expenses	829	1,871
Property, plant and equipment	2,672	10,082
Accrued site closure costs	4,587	4,251
Other	5,676	2,542
	60,149	56,422
Less: Valuation allowance	(60,149)	(56,422)
Net future income tax assets	$-	$-

Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations. The Company has placed a full valuation allowance on its excess tax assets due to a lack of past taxable profits. It does not believe significant income tax obligations will occur in the near future. At December 31, 2005, the Company has the following unused tax losses available for tax purposes:

Country	Amount	Expiry
Canada	$14,738	2006-2015
United States	113,600	2011-2025

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a) Market risk

Due to the nature of the precious metals market, the Company is not dependent on a significant customer to provide a market for its refined gold and silver. However, if the Company had to change the smelters to which zinc and lead concentrates are shipped, the additional transportation costs could be considerable. Although it is possible that the Company could be directly affected by weaknesses in the metals processing business, the Company periodically monitors the financial condition of its customers.

Accounts receivable at December 31, 2005 are due from two customers.

(b) The estimated fair value of the Company’s financial instruments was as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$127	$127	$6,886	$6,886
Accounts receivable	2,638	2,638	2,963	2,963
Accounts payable	7,185	7,185	6,007	6,007
Accrued liabilities	1,841	1,841	1,795	1,795
Notes payable and other liabilities
Current	596	596	789	789
Non-current	75	75	423	423
Convertible debenture	6,601	6,601	5,538	5,538

The fair value of notes payable was determined using the discounted cash flows at prevailing market rates. The fair value of the Company’s other financial instruments was estimated to approximate their carrying value due primarily to the immediate or short-term maturity of these financial instruments.

(c) Commodity contracts

In 2003 the Company entered into commodity contracts, with Standard Bank London Limited, for gold in the aggregate amount of 100,000 ounces involving the use of combinations of put and call options. The contracts gave the holder the right to buy, and the Company the right to sell, stipulated amounts of gold at the upper and lower exercise prices, respectively. The contracts continued through April 25, 2005 with a put option strike price of $295 per ounce and a call option strike price of $345 per ounce. As at December 31, 2005 there were no ounces remaining on these contracts.

15. COMMITMENTS AND CONTINGENCIES

(a) Royalties

The Company’s properties are subject to royalty obligations based on minerals produced from the properties. The Montana Tunnels and Black Fox Project reserves are not subject to a royalty obligation. Royalty obligations for the Huizopa Project arise upon mine production.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

15. COMMITMENTS AND CONTINGENCIES (continued)

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

(d) Black Fox Project

An additional $2.6 million (Cdn$3.0 million) was due to the original owners to purchase the Black Fox Project property free and clear of all encumbrances. This payment was made in January 2006 as more fully described in Note 21(a).

(e) Huizopa Project

If the Company wishes to maintain the exploration and exploitation rights for the “Rosa” and “Donna” concessions, both located in the Municipality of Madera, Chihuahua, Mexico, then it will be required to pay $0.1 million in April 2006, $0.1 million in April 2007 and $1.5 million in October 2007. These concessions represent approximately 17% of the Huizopa property.

(f) Indemnification obligations

The Company is subject to certain indemnification obligations to Jipangu relating to the sale of the Nevada Assets. At this time, the Company is unable to predict what cost there will be, if any, related to such indemnification obligations.

(g) Potential Sale of Montana Tunnels Mining, Inc.

The Company has employed the services of a merchant bank to assist with the sale of Montana Tunnels Mining, Inc., the successful sale of which would result in the payment of a success fee to the bank.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

16. LEASE COMMITMENTS

Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2005 were as follows:
	Capital Leases	Operating Leases
2006	$92	$193
2007	37	97
2008	28	26
2009	14	-
Total	171	$316
Less imputed interest	15
Total present value of minimum capital lease payments	156
Less current portion of capital lease obligations	82
Long-term capital lease obligations	$74

Rent expense under non-cancelable operating leases was $71,000, $81,000 and $87,000 for 2005, 2004 and 2003, respectively. The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.

17. NET CHANGE IN NON-CASH OPERATING WORKING CAPITAL ITEMS

	2005	2004	2003
(Increase) decrease in:
Accounts receivable	$325	$898	$(1,656)
Prepaids	(291)	165	(25)
Inventories	484	(552)	(133)
Increase (decrease) in:
Accounts payable	1,178	2,564	28
Accrued liabilities	45	224	550
Property and mining taxes payable	104	124	142
	$1,845	$3,423	$(1,094)

18. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2005:

	2005	2004	2003
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$335	$549	$795
Consulting services paid to a relative of an officer and director of the Company	18	6	64

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

19. SEGMENTED INFORMATION

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

Amounts as at December 31, 2005 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$8	$15	$104	$127
Other non-cash current assets	4,218	100	428	4,746
	4,226	115	532	4,873
Property, plant and equipment	13,917	24,794	1,334	40,045
Restricted certificates of deposit	5,465	581	10,997	17,043
Deferred financing costs	-	-	584	584
Total assets	$23,608	$25,490	$13,447	$62,545

Current liabilities	$5,444	$221	$5,129	$10,794
Notes payable and convertible debenture	-	66	6,610	6,676
Accrued site closure costs	12,634	-	-	12,634
Total liabilities	$18,078	$287	$11,739	$30,104

Amounts as at December 31, 2004 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(260)	$53	$7,093	$6,886
Other non-cash current assets	4,985	151	128	5,264
	4,725	204	7,221	12,150
Property, plant and equipment	17,239	19,560	800	37,599
Restricted certificate of deposit	3,794	562	15	4,371
Deferred financing costs	-	-	901	901
Total assets	$25,758	$20,326	$8,937	$55,021

Current liabilities	$6,943	$481	$2,237	$9,661
Notes payable and convertible debenture	423	-	5,538	5,961
Accrued site closure costs	11,753	-	-	11,753
Total liabilities	$19,119	$481	$7,775	$27,375

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

19. SEGMENTED INFORMATION (continued)

Amounts for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$43,254	$-	$-	$43,254
Direct operating costs	48,357	-	-	48,357
Depreciation and amortization	2,417	-	134	2,551
General and administrative expenses	-	-	7,588	7,588
Stock-based compensation	-	-	597	597
Accrued site closure costs - accretion expense	881	-	-	881
Exploration and business development	-	-	918	918
	51,655	-	9,237	60,892
Operating loss	(8,401)	-	(9,237)	(17,638)
Interest income	126	-	271	397
Interest expense	(64)	-	(2,469)	(2,533)
Gain (loss) on sale of property, plant and equipment and other	3,865	-	(52)	3,813
Loss from continuing operations	$(4,474)	$-	$(11,487)	$(15,961)
Investing activities Property, plant and equipment expenditures	$97	$5,290	$721	$6,108

	Year Ended December 31, 2004
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$38,254	$-	$-	$38,254
Direct operating costs	52,473	-	-	52,473
Depreciation and amortization	2,527	-	113	2,640
General and administrative expenses	-	-	7,095	7,095
Stock-based compensation	-	-	767	767
Accrued site closure costs - accretion expense	820	-	-	820
Exploration and business development	-	-	1,051	1,051
	55,820	-	9,026	64,846
Operating loss	(17,566)	-	(9,026)	(26,592)
Interest income	27	-	286	313
Interest expense	(141)	-	(111)	(252)
Foreign exchange loss and other	(111)	-	(653)	(764)
Loss from continuing operations	$(17,791)	$-	$(9,504)	$(27,295)
Investing activities Property, plant and equipment expenditures	$4,207	$10,646	$394	$15,247

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

19. SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2003
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$30,858	$-	$-	$30,858
Direct operating costs	34,184	-	-	34,184
Depreciation and amortization	6,120	-	15	6,135
General and administrative expenses	-	-	4,651	4,651
Stock-based compensation	-	-	376	376
Accrued site closure costs - accretion expense	500	-	-	500
Exploration and business development	-	1,553	564	2,117
	40,804	1,553	5,606	47,963
Operating loss	(9,946)	(1,553)	(5,606)	(17,105)
Interest income	14	-	199	213
Interest expense	(152)	-	(53)	(205)
Foreign exchange (loss) gain and other	-	(271)	1,578	1,307
Loss from continuing operations	$(10,084)	$(1,824)	$(3,882)	$(15,790)
Investing activities Property, plant and equipment expenditures	$4,184	$3,937	$531	$8,652

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission for the years ended December 31, 2005, 2004 and 2003.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Consolidated Balance Sheets as at December 31, 2005 and 2004

	Property Plant and Equipment	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2005, Canadian GAAP	$40,045	$584	$6,601	$148,295	$1,809	$10,561	$(129,236)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)	(4,260)	-	-	-	-	-	(4,260)
Black Fox development costs(c)	(19,181)	-	-	-	-	-	(19,181)
Convertible debenture(d)(i)	-	227	1,512	(1)	(1,809)	123	401
Convertible debenture(d)(ii)	-	-	-	-	-	20,675	(20,675)
Flow-through common shares(f)	-	-	-	(238)	-	-	238
As at December 31, 2005, U.S. GAAP	$16,604	$811	$8,113	$148,056	$-	$31,359	$(172,713)

	Property Plant and Equipment	Non-Current Assets Related to Discontinued Operations	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2004, Canadian GAAP	$37,599	$32,104	$901	$5,538	$141,795	$1,815	$9,627	$(107,028)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)	(4,848)	-	-	-	-	-	-	(4,848)
Black Fox development costs(c)	(14,048)	-	-	-	-	-	-	(14,048)
Convertible debenture(d)(i)	-	-	350	2,321	-	(1,815)	123	(279)
Convertible debenture(d)(ii)	-	-	-	-	-	-	20,675	(20,675)
Commodity contracts(e)	-	(1,340)	-	-	-	-	-	(1,340)
Flow-through common shares(f)	-	-	-	-	(238)	-	-	238
As at December 31, 2004, U.S. GAAP	$18,703	$30,764	$1,251	$7,859	$141,557	$-	$30,425	$(147,980)

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	2005	2004	2003
Loss from continuing operations for the year ended December 31, based on Canadian GAAP	$(15,961)	$(27,295)	$(15,790)
Cumulative effect of change in accounting policy (a)	-	(1,508)	-
Stock-based compensation (a)	-	-	(1,739)
Change in depreciation of property, plant and equipment (b)	588	695	(87)
Black Fox development costs (c)	(5,133)	(10,405)	(3,643)
Convertible debenture ((d)(i))	680	(279)	-
Flow-through shares premium paid in excess of market value (f)	-	-	238
Loss from continuing operations for the year based on U.S. GAAP	(19,826)	(38,792)	(21,021)
(Loss) income from discontinued operations for the year based on Canadian GAAP	(6,247)	(3,712)	1,700
Commodity contract gains (loss) (e)	1,340	4,020	(3,095)
Standard Mine development costs	(980)	-	-
Impairment	980	-	-
(Loss) income from discontinued operations for the year based on U.S. GAAP	(4,907)	308	(1,395)
Net loss for the year based on U.S. GAAP	$(24,733)	$(38,484)	$(22,416)
Comprehensive loss	$(24,733)	$(38,484)	$(22,416)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.19)	$(0.49)	$(0.38)
Discontinued operations	(0.05)	0.00	(0.03)
Net loss per share - U.S. GAAP basic and diluted	$(0.24)	$(0.49)	$(0.41)

(a) Stock-based compensation

Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870 (Note 3 (n)). Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”) resulting in a cumulative effect of change in accounting policy of $1.5 million. Prior to January 1, 2004, the Company measured its employee stock-based awards using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. As required by SFAS 148, the Company must disclose the impact on net income and basic and diluted loss per share as if the fair value based method had been applied in the comparative periods.

	2005	2004	2003
Net loss based on U.S. GAAP	$(24,733)	$(38,484)	$(22,416)
Stock option expense as reported	597	767	2,115
Pro forma stock option expense	(597)	(767)	(4,247)
Net loss - pro forma	$(24,733)	$(38,484)	$(24,548)
Net loss per share	$(0.24)	$(0.49)	$(0.41)
Stock option expense as reported, per share	0.01	0.01	0.04
Pro forma stock option expense, per share	(0.01)	(0.01)	(0.08)
Net loss per share, basic - pro forma	$(0.24)	$(0.49)	$(0.45)

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

                (b) Impairment of property, plant and equipment

Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. In 2002, under U.S. GAAP, write-downs were determined using current proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and an adjustment to the related depreciation has been recorded.

(c) Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $19.2 million has been recorded as at December 31, 2005.

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

(ii) Under Canadian GAAP, the convertible debentures were recorded as an equity instrument on issuance in March 2002. Under U.S. GAAP, on issuance, the convertible debenture would have been recorded as a liability and reclassified to equity only upon conversion. Further, under U.S. GAAP, the beneficial conversion feature was allocated to contributed surplus and the Company recognized debenture issuance costs of $20.7 million. Canadian GAAP does not require the recognition of any beneficial conversion feature.

(e) Non-current assets related to discontinued operations (Commodity contracts)

Prior to January 1, 2004, under U.S. GAAP, unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of CICA Accounting Guideline 13, Hedging Relationships and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at December 31, 2005, unexpended flow-through funds were $0.2 million (December 31, 2004 - $0.6 million).

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

(h) Statement of cash flows

Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003 would reflect an increase in cash provided by investing activities of $5.1 million, $10.4 million and $3.6 million, respectively, and a corresponding decrease in cash used in operating activities.

(i) Recently issued accounting pronouncements

In March 2005, the Emerging Issues Committee issued EITF 04-3, Mining Assets - Impairment and Business Combinations, which states that an entity should include Value Beyond Proven and Probable Reserves and Resources (“VBPP”) in the value allocated to mining assets in a purchase price allocation to the extent that a market participant would include VBPP in determining the fair value of the assets. EITF 04-3 also states that an entity should include the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets in a purchase price allocation in a manner that is consistent with the expectations of marketplace participants. In addition, EITF 04-3 states that an entity should include the cash flows associated with VBPP as well as the effects of anticipated fluctuations in the market price of minerals in estimates of future cash flows (both undiscounted and discounted) used for determining whether a mining asset is impaired. Management does not expect that the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP FAS 115-1 and FAS 124-1 is applicable to reporting period beginning after December 15, 2005. Management does not expect the adoption of this FSP to have a material effect on the Company’s consolidated financial position and results of operations.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In December 2004, the FASB issued SFAS No. 123 (R) - Share-Based Payment, which replaces SFAS No. 123 -Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 - Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123 (R). SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123 (R) requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. Management plans to adopt this statement on the modified prospective basis beginning January 1, 2006, and does not expect adoption of this statement to have a material effect on the Company’s consolidated financial position and results of operations. Subsequent to adoption of this statement, share-based benefits will be valued at fair value using the Black-Scholes option pricing model for option grants and the grant date fair market value for stock awards. Compensation amounts so determined will be expensed over the applicable vesting period.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligation - an interpretation of FASB 143”. FIN 47 provides guidance that an entity must record a liability even if the obligation is conditional upon the occurrence of a future event (e.g. plant shutdown), unless it is not possible to make a reasonable estimate of the obligation. It also provides criteria for determining when an asset retirement obligation may be estimated reasonably. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retroactive application for interim financial information is permitted but not required. The Company has adopted this standard which did not have a significant impact on its results of operations.

In May 2005, the FASB issued FAS 154 - Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement 3. This Statement of changes the requirements for the accounting for and reporting a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial position and results of operations.

The FASB issued FAS 153 - Exchanges of Non-monetary Assets, an amendment of APB Opinion 29. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for fiscal periods beginning after June 15, 2005. Management does not expect the adoption of this Statement to have a material effect on the Company’s consolidated financial position and results of operations.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

20. DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In November 2005, the FASB concluded that in their proposed Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, a benefit recognition model with a two-step approach would be used, with a more-likely-than-not recognition criterion and a best estimate measure attribute. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not, based solely on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize, which will be measured using the best estimate of the amount that will be sustained. The tax position should be derecognized when it is no longer more-likely-than-not of being sustained. In January 2006, the FASB concluded that the final Interpretation will be effective as of the beginning of the first annual period beginning after December 31, 2006. The Company is currently evaluating the implications of this Interpretation.

In February 2006, the FASB issued FAS 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:
• Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
• Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;
• Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
• Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;
• Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. The Company is currently evaluating the implications of this Statement.

21. SUBSEQUENT EVENTS

(a) Security of convertible debenture

Effective January 6, 2006, Apollo pledged the Company’s Black Fox Property to The Canada Trust Company (“the Secured Party”) as substitute collateral for the Debentures (Note 9), which were previously secured by $11.0 million restricted cash (Note 7). The Secured Party is the trustee for the holders of the Debentures. In connection with this transaction, $2.6 million (Cdn$3.0 million) was used to release an existing lien over the Black Fox Property, resulting in $8.5 million cash being available to Apollo, less expenses for the transaction.

Related to this transfer of collateral the Company agreed to reduce the exercise price on 5,013,600 of the Note Warrants attached to the Debentures from $0.80 to $0.40 per common share. The

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)

21. SUBSEQUENT EVENTES (continued)

reduction in the exercise price was effective January 16, 2006, and applies to all warrants attached to the Debentures except for the 240,000 warrants held by the Company’s insiders, which remain exercisable at $0.80 per common share.

(b) Corporate officer changes and related agreements

On January 23, 2006, Apollo announced that the number of executive officers would be reduced from seven to three, effective February 18, 2006. Apollo entered into severance agreements with the four departing officers, and as a result, an aggregate of 1,187,175 common shares were issued to the officers as part of their severance.

Also on January 23, 2006, the Company entered into amended employment agreements with the three remaining executive officers, pursuant to which the officers have agreed to reduce their base salaries by an aggregate of $170,000 per annum in exchange for an aggregate of 1,103,223 common shares.

The above described actions were approved by the Company’s Board of Directors in December 2005 and the related expenses of $2.3 million were accrued in 2005.

(c) Issuance of stock

On January 26, 2006, the Company completed a private placement with Jipangu for 11,650,000 units at $0.30 (Cdn$0.35) per share for proceeds of $3.5 million. Each unit consists of one common share of Apollo and 0.17167 of a warrant (for a total of up to 2,000,000 warrants), with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company.

(d) Montana Tunnels

In March 2006 the Company adopted a plan to dispose of Montana Tunnels Mining, Inc, which includes the Montana Tunnels and Diamond Hill mines. As at December 31, 2005, the net book value of Montana Tunnels Mining, Inc. was $5.5 million.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name
10.20
Form of Amended and Restated Indemnification Agreement, dated November 18, 2005, by and among Apollo Gold, Inc.;Apollo Gold Finance, Inc.; Montana Tunnels Mining, Inc. and each of R. David Russell, Melvyn Williams, David K. Young, Donald O. Miller, James T. O’Neil, Jr., G. Michael Hobart, W.S. Vaughan, and Charles Stott.

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Mine Development Associates

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act