Form 10-Q/A
period 2005-09-30
APOLLO GOLD CORP
filed 2006-04-07
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, was originally filed with the Securities and Exchange Commission (the “Commission”) on November 8, 2005 (the “Original Form 10-Q”).  This Amendment reflects modifications that the Company has made in light of comments from the Staff of the Securities and Exchange Commission in connection with its review of the Company's Original Form 10-Q.

This Amendment is being filed to include additional geotechnical information regarding the pit wall instability at Montana Tunnels appearing in Item 2 on page 6 and to clarify the disclosure regarding changes in the Company's internal control over financial reporting appearing in Item 4 on page 17.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-Q, have been re-executed as of the date of, and are re-filed as part of, this Amendment as Exhibits 31.1 and 31.2.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-Q, and does not modify, amend, or update in any way the financial statements or any other item or disclosures in the Original Form 10-Q.

TABLE OF CONTENTS

			Page
PART I	FINANCIAL INFORMATION
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4
	ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION
	ITEM 6.	EXHIBITS	18
INDEX TO EXHIBITS			19
	Certification of CEO Pursuant to Section 302
	Certification of CFO Pursuant to Section 302

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

During May and June 2005 the mine again encountered production problems caused by the deterioration of the haul ramp leading to periodic ramp closures as a result of increased wall activity caused by excessive continuous rainfall, with June 2005 recorded as the third wettest month on record for Jefferson County. In June 2005 the mine plan was again revised to allow a two week shutdown to allow the mine to unload some upper slopes of the open pit and improve the haulage ramp. The two weeks of remediation work was carried out in July 2005, as planned, and production at the mine improved during August and September 2005. However, mining was suspended mid October 2005 as a result of pit wall instability in September and early October 2005 along the upper East Wall of the open pit.  The instability is the result of a complex interaction between relatively weak, altered Lowland Creek Volcanic (LCV) to rock units, steeply dipping faults and joints, and occasional zones of relatively less altered and more competent sub-vertical rock zones.  Toppling type displacement patterns were evident where the more resistant rock outcrops within weak, sheared LCV rock units on the upper East Wall.  The pattern of displacements that occurred during September and October 2005 was consistent with previous slope performance when active mining unloads the toe of the slope.

The on-going slope deformations resulted in too steep a slope between the ramps and weakening of the rock mass, creating localized instabilities along the haul ramp that reduced ramp width and increased the frequency of rock falls. We therefore decided on October 22, 2005, for safety reasons, to cease mining and retain a third party consultant to review mine design criteria and determine scenarios under which mining the pit could safely resume.  In the meantime, we plan to continue milling low grade ores from stockpiled material.  Although we are currently unable to predict the effect on our financial results, we do not expect that mining low grade ores from stockpiled material will be cash positive, but we do expect that the revenue generated from milling will pay for the variable cost of production and contributes to the fixed costs of the mine.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: April 6, 2006	By:	/s/ R. DAVID RUSSELL

R. David Russell, President and Chief Executive Officer

Date: April 6, 2006	By:	/s/ MELVYN WILLIAMS

Melvyn Williams, Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act