Form 10-Q
period 2006-03-31
APOLLO GOLD CORP
filed 2006-05-12
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At May 5, 2006, there were 121,396,859 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. These statements include comments regarding:

•	the Company’s future focus on Black Fox;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	publication of reserves and an NI 43-101 report and any results therefrom;

•	feasibility studies;

•	remediation efforts;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	sale of Montana Tunnels;

•	estimates of environmental liabilities;

•	our ability to fund our estimate expenditure and capital requirements;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions, including our ability to locate a purchaser of the Montana Tunnels mine and negotiate acceptable terms; unexpected changes in business and economic conditions; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors.” We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K. Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT
Cash and cash equivalents	$5,949	$119
Accounts receivable	125	152
Prepaids	146	376
Current assets of discontinued operations (Note 4)	3,032	4,226
Total current assets	9,252	4,873
Property, plant and equipment	29,447	26,128
Restricted certificates of deposit	578	11,578
Deferred financing costs	504	584
Non-current assets of discontinued operations (Note 4)	19,483	19,382
TOTAL ASSETS	$59,264	$62,545

LIABILITIES
CURRENT
Accounts payable	$1,723	$2,553
Accrued severance and other liabilities	319	2,116
Notes payable	67	298
Current liabilities of discontinued operations (Note 4)	3,685	5,444
Total current liabilities	5,794	10,411
Accrued severance	370	383
Notes payable	70	75
Convertible debenture	6,847	6,601
Non-current liabilities of discontinued operations (Note 4)	12,871	12,634
TOTAL LIABILITIES	25,952	30,104

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 5)	152,738	148,295
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,809
Note warrants	1,086	781
Contributed surplus	10,669	10,561
Deficit	(133,221)	(129,236)
TOTAL SHAREHOLDERS’ EQUITY	33,312	32,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,264	$62,545

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
		(Restated - Note 3(b))
Operating expenses
Depreciation and amortization	$31	$32
General and administrative expenses	1,193	1,650
Stock-based compensation	108	202
Exploration and business development	351	240
	1,683	2,124
Operating loss	(1,683)	(2,124)
Other income (expenses)
Interest income	15	87
Interest expense	(512)	(685)
Foreign exchange loss and other	(7)	(26)
Loss from continuing operations for the period	(2,187)	(2,748)
Loss from discontinued operations for the period (Note 4)	(1,798)	(1,500)
Net loss for the period	$(3,985)	$(4,248)

Basic and diluted net loss per share from:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	(0.01)	(0.01)
	$(0.03)	$(0.04)

Basic and diluted weighted-average number of shares outstanding	116,555,263	94,857,192

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

	Share Capital
	Number of Shares	Amount	Issuable Common Shares	Equity Component of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance, December 31, 2004	90,973,120	141,795	231	1,815	781	9,627	(107,028)	47,221
Units issued for cash	4,199,998	2,587	-	-	-	194	-	2,781
Shares issued for increase in Huizopa interest	1,000,000	410	-	-	-	-	-	410
Shares issued for cash	10,000,000	3,183	-	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	-	(6)	-	-	-	17
Engagement fee shares and warrants	350,000	100	-	-	-	143	-	243
Completion fee shares	900,000	197	-	-	-	-	-	197
Stock-based compensation	-	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	148,295	231	1,809	781	10,561	(129,236)	32,441
Units issued for cash	11,650,000	3,488	-	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	-	-	-	-	-	955
Reduction of exercise price of Note Warrants (Note 5(b))	-	-	-	-	305	-	-	305
Stock-based compensation	-	-	-	-	-	108	-	108
Net loss	-	-	-	-	-	-	(3,985)	(3,985)
Balance, March 31, 2006	121,396,859	$152,738	$231	$1,809	$1,086	$10,669	$(133,221)	$33,312

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)
	Three months ended March 31,
	2006	2005
		(Restated - Note 3(b))
Operating activities
Loss from continuing operations for the period	$(2,187)	$(2,748)
Items not affecting cash:
Depreciation and amortization	31	32
Amortization of deferred financing costs	80	80
Reduction in exercise price of Note Warrants (Note 5(b))	305	-
Stock-based compensation	108	202
Accretion expense - convertible debenture, net of interest paid	245	420
Other	7	28
Net change in non-cash operating working capital items	(1,428)	718
Discontinued operations	(1,660)	(2,177)
Net cash used in operating activities	(4,499)	(3,445)

Investing activities
Property, plant and equipment expenditures	(3,445)	(2,010)
Proceeds from disposal of property, plant and equipment	90	-
Restricted certificate of deposit and other assets	11,000	(105)
Discontinued operations	(448)	(1,237)
Net cash provided by (used in) investing activities	7,197	(3,352)

Financing activities
Proceeds on issuance of shares	3,488	2,761
Payments of notes payable	(236)	-
Discontinued operations	(120)	(691)
Net cash provided by financing activities	3,132	2,070

Net increase (decrease) in cash	5,830	(4,727)
Cash and cash equivalents, beginning of period	119	7,146
Cash and cash equivalents, end of period	$5,949	$2,419

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$275	$322
Income taxes paid	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

1.    CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through issuance of debt and equity securities, the sale of the Nevada assets plus the sale of other surplus assets. The Company’s ability to continue as a going concern is dependent on its ability to generate cash flow from the sale of Montana Tunnels Mining, Inc. (“MTMI”) (Note 4) and/or continue to issue debt and equity securities.

The Company estimates that with its current period end cash balance of $5.9 million, it will not have sufficient funds to finance the current work programs at the Black Fox development project (the “Black Fox Project”) and the Huizopa exploration project (the “Huizopa Project”), as well as corporate overhead. Therefore, the Company is exploring financing opportunities to further develop and construct the Black Fox Project and continue its exploration program at the Huizopa Project. In addition, Apollo may raise funds from the sale of debt or equity securities which may include Canadian flow-through financing to further fund a portion of its Canadian exploration activities. The availability, amount, terms and timing of this financing are not certain at this time.

If the Company is unable to sell MTMI and/or secure additional financing and therefore be unable to continue as a going concern, then material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.    NATURE OF OPERATIONS

Apollo is engaged in the acquisition, exploration and development of mineral deposits principally in Canada and Mexico. The Company has a development property, the Black Fox Project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa Project, located in the Sierra Madre gold belt in Chihuahua, Mexico.

The Company’s assets of discontinued operations (Note 4) at March 31, 2006 consist of MTMI, which owns the Montana Tunnels and Diamond Hill mines. The Montana Tunnels mine is an open pit mine and mill, that produced gold doré and lead-gold and zinc-gold concentrates, located in the State of Montana. Mining in the open pit was suspended in October 2005 due to pit wall instability. Since the open pit mine operations were suspended and until May 12, 2006, the mill had been producing lead-gold and zinc-gold concentrates from low grade ore stockpiles. All operations ceased on May 12, 2006 and the Montana Tunnels mine was placed under care and maintenance. The Diamond Hill mine, also located in the State of Montana, is currently under care and maintenance.

3.    SIGNIFICANT ACCOUNTING POLICIES

a)    These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 8, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2005. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2005.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

3.    SIGNIFICANT ACCOUNTING POLICIES (continued)

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

Certain of the comparative figures have been reclassified to conform to the current period presentation. In particular, the assets and liabilities of MTMI as at December 31, 2005 and the results of operations of MTMI and the Nevada properties (the “Nevada Assets”) and their cash flows for the three months ended March 31, 2005 (Note 4) have been reclassified as discontinued operations.

b)    On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) Issue 04-6 that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.

In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2005 by $36,851,000. The net loss for the three months ended March 31, 2005 increased by $515,000 ($0.01 per share) as a result of this change.

4.    DISCONTINUED OPERATIONS

In March 2006, the Company adopted a plan to dispose of MTMI, which includes the Montana Tunnels and Diamond Hill mines. The Montana Tunnels mine is an open pit mine and mill that produced gold doré and lead-gold and zinc-gold concentrates, located in the State of Montana. The Montana Tunnels mine was placed under care and maintenance on May 12, 2006. The Diamond Hill mine, also located in the State of Montana, is currently under care and maintenance.

In November 2005, the Company sold the Nevada Assets to Jipangu, Inc (“Jipangu”) for $14.0 million in cash. The Nevada Assets include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine.

The following tables present summarized financial information related to discontinued operations:

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.    DISCONTINUED OPERATIONS (continued)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$6	$8
Other non-cash current assets	3,026	4,218
Current assets of discontinued operations	3,032	4,226
Property, plant and equipment	13,571	13,917
Restricted certificate of deposit	5,912	5,465
Non-current assets of discontinued operations	19,483	19,382
Total assets of discontinued operations	22,515	23,608
LIABILITIES
Current liabilities of discontinued operations	3,685	5,444
Non-current liabilities of discontinued operations (accrued site closure costs)	12,871	12,634
Total liabilities of discontinued operations	16,556	18,078
Net assets of discontinued operations	$5,959	$5,530

	Three months ended March 31,
	2006	2005
		(Restated - Note 3(b))
Revenue from sale of minerals	$6,138	$15,694
Direct operating costs	7,159	17,323
Depreciation and amortization	333	1,202
Accretion expense	237	414
Royalty expenses	-	88
	7,729	19,027
Operating loss	(1,591)	(3,333)
Interest income	51	17
Interest expense	(8)	(56)
Gain on sale of property, plant and equipment	-	1,834
Realized and unrealized gain on commodity contracts	-	38
Loss on disposal of discontinued operations	(250)	-
Loss from discontinued operations for the period	$(1,798)	$(1,500)

Results of discontinued operations for the three months ended March 31, 2006 includes the operations of Montana Tunnels and a $250,000 additional loss on disposal of the Nevada Assets for costs related to an obligation to Jipangu to repair the Standard Mine leach pad. Results of discontinued operations for the three months ended March 31, 2005 includes operations of both the Montana Tunnels mine and the Florida Canyon mine.

5.    SHARE CAPITAL

(a)   Shares issued in 2006

(i)  On January 26, 2006, the Company completed a private placement of 11,650,000 units with Jipangu at Cdn$0.35 per unit for proceeds of $3.5 million. Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.    SHARE CAPITAL (continued)

(ii)  On February 27, 2006, the Company issued 2,290,398 common shares of the Company at Cdn$0.48 per share to officers of the Company, as approved by the Company’s Board of Directors in December 2005. In connection with this, the Company announced on January 23, 2006 that the number of executive officers would be reduced from seven to three, effective February 18, 2006 and the Company entered into severance agreements with the four departing officers pursuant to which an aggregate of 1,187,175 common shares were issued to the officers as part of their severance. Also on January 23, 2006, the Company entered into amended employment agreements with the three remaining executive officers pursuant to which the officers agreed to reduce their base salaries by an aggregate of $170,000 per annum in exchange for an aggregate of 1,103,223 common shares.

(b)   Warrants

The following summarizes outstanding warrants as at March 31, 2006:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
October 19, 2004	1,000,000	1,000,000	$ 0.80	October 19, 2006
November 4, 2004	1,400,133	1,400,133	0.80	November 4, 2006
December 31, 2004	6,224,999	6,224,999	1.00	December 31, 2006
November 4, 2004	5,013,600	5,013,600	0.40	November 4, 2007
November 4, 2004	240,000	240,000	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
January 7, 2005	3,149,998	3,149,998	1.00	January 7, 2007
	18,424,730	18,424,730
			Exercisable in Cdn$
December 23, 2002	3,000,000	3,000,000	Cdn$ 3.25	December 23, 2006
June 30, 2005	1,250,000	1,250,000	Cdn$ 0.40	June 30, 2007
January 26, 2006	2,000,000	2,000,000	Cdn$ 0.39	January 26, 2008
	6,250,000	6,250,000
	24,674,730	24,674,730

In addition, 1,250,000 broker compensation warrants were issued and were immediately exercisable on January 7, 2005. Each broker compensation warrant is exercisable at $0.75 into one equity unit comprised of one common share of the Company and 0.75 of a share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at $1.00 per common share. The broker compensation warrants expire on January 7, 2007. The share purchase warrants are exercisable for two years from the date of issue.

On January 6, 2006, the Company agreed to reduce the exercise price on 5,013,600 warrants issued as attachments to the convertible debentures (“Debentures”) in November 2004 from $0.80 to $0.40 per common share. The reduction in exercise price was in consideration for pledging the Company’s Black Fox property to The Canada Trust Company (the “Secured Party”) as substitute collateral for the Debentures, which were previously secured by an $11.0 million restricted cash deposit. The Secured Party is trustee for the holders of the Debentures. The reduction in the exercise price was effective January 16, 2006, and applies to all warrants attached to the Debentures except for the 240,000 warrants held by the Company’s insiders, which remain exercisable at $0.80 per common share. The Company recorded an additional cost of $305,000 as a result of this reduction of the exercise price.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.    SHARE CAPITAL (continued)

(c)   Options

A summary of information concerning outstanding stock options at March 31, 2006 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2005	3,874,100	$1.15	1,794,582	$0.80
Options granted	125,000	0.65	-	-
Options cancelled	(83,450)	1.14	(30,933)	0.80
Balances, March 31, 2006	3,915,650	$1.13	1,763,649	$0.80

(i)  Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

The following table summarizes information concerning outstanding and exercisable fixed stock options at March 31, 2006:

Options Outstanding			Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
936,400	February 18, 2013	$2.24	936,400	$2.24
2,000	March 28, 2013	2.34	2,000	2.34
100,000	November 13, 2013	1.67	100,000	1.67
265,200	March 10, 2014	2.05	265,200	2.05
125,000	May 19, 2014	1.44	62,500	1.44
23,600	August 10, 2014	0.95	11,800	0.95
1,838,450	March 10, 2015	0.65	1,169,225	0.65
100,000	April 6, 2015	0.39	-	-
100,000	August 4, 2015	0.27	-	-
300,000	December 12, 2015	0.20	-	-
125,000	March 28, 2016	0.65	-	-
3,915,650		$1.13	2,547,125	$1.44

(ii)  Performance-based stock option plan

As of March 31, 2006 the 1,763,649 performance-based stock options exercisable at $0.80 were fully vested and have an expiry date of June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.    SHARE CAPITAL (continued)

(d)   Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Three months ended March 31,
	2006	2005
Risk free interest rate	4.1%	3.6%
Dividend yield	0%	0%
Volatility	91%	73%
Expected life in years	5	5

6.    INCOME TAXES

The Company did not record a recovery for income taxes for the period ended March 31, 2006 as the net loss carry forwards are fully offset by a valuation allowance.

7.    SEGMENTED INFORMATION

Apollo operates the Black Fox Project in Canada, a development project. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. Montana Tunnels and the Nevada Assets have been reported as discontinued operations (Note 4). The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at March 31, 2006 are as follows:

	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$48	$5,901	$5,949
Other non-cash current assets	94	177	271
	142	6,078	6,220
Property, plant and equipment	28,239	1,208	29,447
Restricted certificates of deposit	578	-	578
Deferred financing costs	-	504	504
Total assets	$28,959	$7,790	$36,749

Current liabilities	$191	$1,918	$2,109
Accrued severance	-	370	370
Notes payable and convertible debenture	65	6,852	6,917
Total liabilities	$256	$9,140	$9,396

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.    SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2005 are as follows:

	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$15	$104	$119
Other non-cash current assets	100	428	528
	115	532	647
Property, plant and equipment	24,794	1,334	26,128
Restricted certificates of deposit	581	10,997	11,578
Deferred financing costs	-	584	584
Total assets	$25,490	$13,447	$38,937

Current liabilities	$221	$4,746	$4,967
Accrued severance	-	383	383
Notes payable and convertible debenture	66	6,610	6,676
Total liabilities	$287	$11,739	$12,026

Amounts for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31, 2006
	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$-	$-	$-
Depreciation and amortization	-	31	31
General and administrative expenses	-	1,193	1,193
Stock-based compensation	-	108	108
Exploration and business development	-	351	351
	-	1,683	1,683
Operating loss	-	(1,683)	(1,683)
Interest income	-	15	15
Interest expense	-	(512)	(512)
Foreign exchange loss and other	-	(7)	(7)
Loss from continuing operations	$-	$(2,187)	$(2,187)
Investing activities Property, plant and equipment expenditures	$3,445	$-	$3,445

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.    SEGMENTED INFORMATION (continued)

	Three months ended March 31, 2005
	(Restated - Note 3(b))

	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$-	$-	$-
Depreciation and amortization	-	32	32
General and administrative expenses	-	1,650	1,650
Stock-based compensation	-	202	202
Exploration and business development	-	240	240
	-	2,124	2,124
Operating loss	-	(2,124)	(2,124)
Interest income	-	87	87
Interest expense	-	(685)	(685)
Foreign exchange loss and other	-	(26)	(26)
Loss from continuing operations	$-	$(2,748)	$(2,748)
Investing activities Property, plant and equipment expenditures	$1,970	$40	$2,010

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission for the three month periods ended March 31, 2006 and 2005.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Consolidated Balance Sheet
March 31, 2006
	Property Plant and Equipment	Deferred Financing Costs	Non-Current Assets of Discontinued Operations	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at March 31, 2006, Canadian GAAP	$29,447	$504	$19,483	$6,847	$152,738	$1,809	$10,669	$(133,221)
Black Fox Project development costs(a)	(22,626)	-	-	-	-	-	-	(22,626)
Impairment of property, plant and equipment, and change in depreciation and amortization(c)(i)	-	-	(4,190)	-	-	-	-	(4,190)
Convertible debenture((b)(i))	-	196	-	1,340	(1)	(1,809)	123	543
Convertible debenture((b)(ii))	-	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	-	(238)	-	-	238
As at March 31, 2006, U.S. GAAP	$6,821	$700	$15,293	$8,187	$152,499	$-	$31,467	$(179,931)

Consolidated Balance Sheet
December 31, 2005
	Property Plant and Equipment	Deferred Financing Costs	Non-Current Assets of Discontinued Operations	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2005, Canadian GAAP	$26,128	$584	$19,382	$6,601	$148,295	$1,809	$10,561	$(129,236)
Black Fox Project development costs(a)	(19,181)	-	-	-	-	-	-	(19,181)
Impairment of property, plant and equipment, and change in depreciation and amortization(c)(i)	-	-	(4,260)	-	-	-	-	(4,260)
Convertible debenture((b)(i))	-	227	-	1,512	(1)	(1,809)	123	401
Convertible debenture((b)(ii))	-	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	-	(238)	-	-	238
As at December 31, 2005, U.S. GAAP	$6,947	$811	$15,122	$8,113	$148,056	$-	$31,359	$(172,713)

APOLLO GOLD CORPORATION
Notes to the Consolidated Financial Statements
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended March 31,
	2006	2005
		(Restated - Note 3(b))
Loss from continuing operations for the period ended March 31, based on Canadian GAAP	$(2,187)	$(2,748)
Black Fox Project development costs (a)	(3,445)	(1,970)
Convertible debenture ((b)(i))	142	311
Loss from continuing operations for the period based on U.S. GAAP	(5,490)	(4,407)
Loss from discontinued operations for the period based on Canadian GAAP	(1,798)	(1,500)
Change in depreciation of property, plant and equipment ((c)(i))	70	162
Commodity contracts gain ((c)(ii))	-	1,005
Standard Mine development costs	-	(314)
Loss from discontinued operations for the period based on U.S. GAAP	(1,728)	(647)
Net loss for the period based on U.S. GAAP	$(7,218)	$(5,054)
Comprehensive loss	$(7,218)	$(5,054)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.05)	$(0.04)
Discontinued operations	(0.01)	(0.01)
Net loss per share - U.S. GAAP basic and diluted	$(0.06)	$(0.05)

(a)   Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $22.6 million has been recorded as at March 31, 2006.

(b)   Convertible debenture

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
Three month period ended March 31, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(c)   Discontinued operations

(i)  Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. In 2002, under U.S. GAAP, write-downs were determined using current proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and an adjustment to the related depreciation has been recorded.

(ii)  Prior to January 1, 2004, under U.S. GAAP, unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of CICA Accounting Guideline 13, Hedging Relationships and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP.

(d)   Comprehensive income

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

(e)   Statement of cash flows

Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 would reflect an increase in cash provided by investing activities of $3.4 million and $2.0 million, respectively, and a corresponding decrease in cash used in operating activities.

(f)   Share-Based Payment

As of January 1, 2006 the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. The adoption of this standard did not impact the Company’s financial position or results of operations.

9.    SUBSEQUENT EVENTS

On May 12, 2006, the Montana Tunnels mine was placed under care and maintenance.

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

The Montana Tunnels results of operations have been restated for all periods presented March 31, 2005 and earlier to reflect a change in accounting policy with respect to stripping costs.

Additionally, certain of the comparative figures have been reclassified to conform with the current period presentation. In particular, the results of operations of the Montana Tunnels Mine, the Florida Canyon Mine and the Standard Mine for the three months ended March 31, 2005 have been classified as discontinued operations.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in the exploration, development and mining of gold. We own a development property, the Black Fox project, which is located near the township of Matheson in the Province of Ontario, Canada. Additionally, we own Mexican subsidiaries which own or have the right to acquire concessions of the Huizopa exploration property located in the Sierra Madre gold belt in Chihuahua, Mexico. We also own the Montana Tunnels mine, an open pit mine and mill located near Helena, Montana, which produced gold doré and lead-gold and zinc-gold concentrates until it was placed under care and maintenance on May 12, 2006. We also own the Diamond Hill mine, currently under care and maintenance, also located in the state of Montana. In March 2006, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., which owns both the Montana Tunnels and Diamond Hill mines.

Recent Events

Upon closing of the sale of our Nevada assets to Jipangu Inc. (“Jipangu”) on November 18, 2005, $11.0 million of the $14.0 million purchase price was deposited as substitute collateral for the Apollo12% Series 2004-B secured convertible debentures (“Debentures”), which were previously secured by the Nevada assets. In January 2006, after meeting certain conditions, Apollo replaced the $11.0 million cash collateral with its Black Fox property as security for the Debentures, which resulted in $8.4 million additional funds being available to the Company after paying $2.6 million (Cdn$3.0 million) to release an existing lien over the Black Fox property. In connection with the substitution of collateral for the Debentures the Company reduced the exercise price on 5,013,600 of the note warrants attached to the Debentures from $0.80 to $0.40 per common share. The Company recorded an additional cost of $0.3 million as a result of this reduction of the exercise price.

On January 26, 2006, we completed a $3.5 million private placement to Jipangu of 11,650,000 equity units priced at Cdn$0.35 per unit with each unit consisting of one of our common shares and 0.17167 of a warrant, with each whole warrant exercisable for two years at Cdn$0.39 for one of our common shares.

At the Montana Tunnels mine the open pit mining activity was suspended on October 21, 2005, for safety reasons due to increased wall activity on the eastern side of the open pit. Following the suspension of mining, the mill continued to process ore from stockpiled material and produce gold doré and lead-gold and zinc-gold concentrates. On January 31, 2006, we gave a Workers Adjustment and Retraining Notification (“WARN”) Act Notice to all hourly and salaried Montana Tunnels, Inc. employees. The WARN Act requires companies to give employees 60 days’ notice prior to a plant shutdown or mass layoff. This WARN Act Notice was extended through May 14, 2006. On May 12, 2006, all operations ceased and the property was placed under care and maintenance. In March 2006, we adopted a plan to dispose of the Montana Tunnels mine.

At Huizopa we entered into an agreement with the Ejido Huizopa (the “Ejido”) pursuant to which the Company has a right to use Ejido land covering the 12,800 hectares of the Company’s mining concessions in Huizopa for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area. The Company may, in the future, apply for a change of use of land without any additional obligations to the Ejido. In addition, the Company may traverse through adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating, and maintaining improvements or facilities necessary for the Huizopa project.

On January 23, 2006, we announced that we would reduce the number of executive officers from seven to three, effective February 18, 2006. Apollo entered into severance agreements with the four departing officers, pursuant to which the departing officers received termination packages consisting of a combination of cash and Company common stock and as a result, an aggregate of 1,187,175 common shares were issued at Cdn$0.48 per share to the officers as part of their severance.

Also on January 23, 2006, the Company entered into amended employment agreements with the three remaining executive officers pursuant to which the officers agreed to reduce their base salaries by an aggregate of $170,000 per annum in exchange for an aggregate of 1,103,223 common shares at Cdn$0.48 per share.

At Black Fox work has continued throughout the first quarter on updating the ore reserves and we now expect to publish these reserves by the end of June 2006. The new mineral resources will take into account the 526 core holes (128,600 meters) of additional drilling completed by us since the last Canadian National Instrument 43-101 (“NI 43-101”) was published in March 2004.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Operating Expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $31,000 and $32,000 for the three months ended March 31, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses were $1.2 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. This decrease is due to a decrease in personnel costs and a decrease in audit and accounting expenses. Included in general and administrative expenses for the three months ended March 31, 2006 is a $0.3 million financing charge related to the reduction of exercise price of the note warrants attached to the Debentures in consideration for the Debenture holders accepting the Black Fox property as substitute collateral to $11.0 million cash.

Stock-Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Stock-based compensation was $108,000 and $202,000 for the three months ended March 31, 2006 and 2005, respectively. This decrease is due to a decrease in the number of stock options awarded to employees.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled approximately $351,000 and $240,000 for the three months ended March 31, 2006 and 2005, respectively. This increase is due to increased activity at our Huizopa exploration project.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 21% to $1.7 million for the three months ended March 31, 2006, from $2.1 million for the three months ended March 31, 2005.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $15,000 during the three months ended March 31, 2006 and interest expense of $512,000 in the same period compared to $87,000 in interest income and $685,000 in interest expense during the three months ended March 31, 2005. The decrease in interest expense is due to a decrease in the accretion on the Debentures issued in the fourth quarter of 2004.

Loss from Continuing Operations. As a result of the foregoing, the Company incurred a loss from continuing operations of $2.2 million, or $0.02 per share, for the three months ended March 31, 2006, as compared to a loss of $2.7 million, or $0.03 per share, for the three months ended March 31, 2005.

Loss from Discontinued Operations. In March 2006, the Company adopted a plan to dispose of the Montana Tunnels mine. For the three months ended March 31, 2006, loss from discontinued operations was $1.8 million, or $0.01 per share, compared to a loss of $1.5 million, or $0.01 per share, for the three months ended March 31, 2005.

Net Loss.

For the three months ended March 31, 2006, we incurred a net loss of $4.0 million, or $0.03 per share, as compared to a net loss of $4.2 million, or $0.04 per share, for the three months ended March 31, 2005.

Discontinued Operations.

In November 2005, the Company sold the Florida Canyon and Standard mines. In March 2006, the Company adopted a plan to dispose of the Montana Tunnels mine. Therefore, for the three months ended March 31, 2006, discontinued operations include the operations of the Montana Tunnels mine and a $250,000 additional loss on disposal of the Nevada assets for costs related to an obligation to Jipangu to repair the Standard Mine leach pad. For the three months ended March 31, 2005, discontinued operations include the operations of the Montana Tunnels mine and the Florida Canyon mine.

Montana Tunnels. Revenues at Montana Tunnels were $6.1 million for the three months ended March 31, 2006 compared to $12.3 million for the three months ended March 31, 2005. Operating costs were $7.7 million and $14.3 million for the three months ended March 31, 2006 and 2005, respectively. The decreases in revenue and operating costs are the result of closing the open pit mine in October 2005 and processing low grade ore stockpiles.

Florida Canyon. The Florida Canyon mine was sold on November 18, 2005 and therefore had no activity in the three month period ended March 31, 2006. Revenues at Florida Canyon for the three months ended March 31, 2005 were $3.2 million. Operating costs were $4.7 million for the three months ended March 31, 2005.

Standard Mine. The Standard Mine was sold on November 18, 2005 and therefore had no activity in the three month period ended March 31, 2006. The mine was not in production for the three months ended March 31, 2005 and capital expenditure was $1.0 million. The mine entered commercial production on June 1, 2005.

Gain on sale of property, plant and equipment. Gain on sales of property, plant and equipment of discontinued operation for the three months ended March 31, 2006 was nil, as compared to a gain of $1.8 million for the three months ended March 31, 2005.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities, the sale of the Nevada Assets and sale of surplus assets. At March 31, 2006, we had cash of $5.9 million, compared to cash of $0.1 million at December 31, 2005. The increase in cash since December 31, 2005 is primarily the result of investing cash inflows of $7.2 million and financing cash inflows of $3.1 million, offset by operating cash outflows of $4.5 million.

During the three months ended March 31, 2006, investing activities totaled $7.2 million. The $11.0 million held as cash collateral security for the Debentures that was in restricted cash at December 31, 2005, was released during the quarter. Capital expenditures for the further development of the Black Fox project were $3.4 million, which included the payment of $2.6 million to the former lien holders of Black Fox. Investing activities of discontinued operations were $0.4 million for the funding of the Montana Tunnels reclamation liability.

During the three months ended March 31, 2006, financing activities provided $3.1 million in cash, which included $3.5 million from the completion of a private placement with Jipangu for 11,650,000 equity units at $0.30 (Cdn$0.35) per share. Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company. Payments of notes payable accounted for a cash outflow of $0.4 million during the quarter.

Our current funds are not sufficient to fund the balance of our projected 2006 expenditures of $2.5 million at Black Fox and $2.0 million for exploration at Huizopa, as well as keeping the Montana Tunnels mine on care and maintenance. In March 2006, the Company adopted a plan to sell Montana Tunnels Mining, Inc., which owns the Montana Tunnels and Diamond Hill mines, the proceeds from which, together with our cash on hand, we believe would provide us with sufficient liquidity to complete all planned activities for 2006. If we do not sell Montana Tunnels Mining, Inc., we expect to seek alternative financing solutions, which may include entering into a joint venture with respect to the mine, selling debt or equity securities, or selling the Montana Tunnels assets. Sales of debt or equity securities may include Canadian flow-through financing to further fund a portion of our Black Fox exploration activities.

Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of precious metals. Because of the significant impact that changes in the prices of gold and silver have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration activities as needed to conserve cash for operations. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

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

In the first quarter of 2005 and prior periods, Apollo deferred or accrued stripping costs incurred during production, as appropriate, and charged these costs to operations on the basis of the estimated average stripping ratio for Montana Tunnels. Commencing in the second quarter of 2005, Apollo changed its accounting policy under Canadian GAAP and U.S. GAAP with respect to stripping costs to be consistent with the consensus reached by the EITF, on the basis that the consensus results in a more reliable, relevant and consistent application of GAAP. This change has been applied retrospectively by restating prior periods. The effect of this change was to increase the deficit at January 1, 2005 by $36,851,000. The net loss for the three months ended March 31, 2005 increased by $515,000 ($0.01 per share), as a result of this change.

CONTRACTUAL OBLIGATIONS

The Company has several outstanding equipment leases and financings. As of March 31, 2006, there are no material changes from the information presented in the Company’s Annual Report on Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s only current environmental liability is at Montana Tunnels which is included in discontinued operations. As of March 31, 2006, we have accrued $12.9 million related to reclamation, severance and other closure requirements at Montana Tunnels, an increase of $0.3 million from December 31, 2005. This liability is covered by a combination of surety bonds, restricted cash and property totaling $17.5 million at March 31, 2006. We have accrued what management believes is the present value of our best estimate of the liability as of March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Other than a convertible debenture with a fixed coupon rate of 12% per annum, we have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian Governments and their agencies on both a fixed and variable interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2006, a one percent change in interest rates would result in a $50,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

Most of the Company’s activities at its Black Fox project are transacted in Canadian dollars and some of the Company’s cash balances are therefore maintained in Canadian dollars. Since the Company’s reporting currency is the U.S. dollar, foreign currency gains and losses on its Canadian dollar cash balances can result in volatile net losses and earnings, and adversely affect the Company’s financial position and results of operations.

Commodity Price Risk

The profitability of the Company's operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company's business and financial condition.

Furthermore, reserve calculations and life-of-mine plans using significantly lower gold prices could result in material write-downs of the Company's investment in mining properties and increased amortization.

In addition to adversely affecting the Company's reserve estimates and its financial condition, declining gold prices could require a reassessment of the feasibility of a particular project. Such a reassessment may be the result of a management decision or may be required under financing arrangements related to a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of the project.

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

We identified a material weakness for the year ended December 31, 2005. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In January 2006, a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. We lacked appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements. As of this date our management has not had sufficient time to evaluate these controls and therefore believes this material weakness still exists.

Changes in Internal Control

Related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine was placed under care and maintenance, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believe the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine is being determined.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations. Those risk factors continue to be relevant to understanding our business, financial condition and operating results. Certain of those risk factors have been updated in this Quarterly Report on Form 10-Q to provide updated information, as set forth below.

We have experienced operational problems at our Montana Tunnels mine and have placed the mine on care and maintenance.

Since the sale of our Nevada Assets in November 2005, all of our revenues have been derived from our milling operations at the Montana Tunnels mine, which is a low grade mine. Historically, the Montana Tunnels mine has been unprofitable. During 2004, we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings. Throughout 2005, we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005 for safety reasons due to increased wall activity in the open pit. After the suspension of mining and until May 12, 2006, we were able to continue to produce gold doré, lead-gold and zinc-gold concentrates from milling low grade stockpiled ore. However, on May 12, 2006, all operations ceased at the mine and it was placed on care and maintenance. In addition, in March 2006, we adopted a plan to dispose of the Montana Tunnels mine. For so long as we are unable to dispose of the mine, we continue to bear costs associated with having the mine on care and maintenance, which adversely affects our financial condition and results of operations.

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

APOLLO GOLD CORPORATION

Date: May 12, 2006	By:	/s/ R. DAVID RUSSELL
R. David Russell, President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act