Form 10-Q
period 2006-06-30
APOLLO GOLD CORP
filed 2006-08-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐     No ☑

At August 4, 2006, there were 121,396,859 common shares of Apollo Gold Corporation outstanding.

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

•	the Company’s future focus on Black Fox;

•	our ability to effectively remediate the east wall instability problems at the Montana Tunnels mine;

•	our ability to bring the Montana Tunnels mine back into production;

•	future financial contributions by Elkhorn Tunnels, LLC, our joint venture partner in respect of the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	feasibility studies;

•	remediation efforts;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain future financing to fund our estimated expenditure and capital requirements;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: additional operational and remediation problems at the Montana Tunnels mine; the failure of Elkhorn Tunnels, LLC to make the expected contributions under the joint venture in respect of the Montana Tunnels mine; unexpected changes in business and economic conditions; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors.” We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT
Cash and cash equivalents	$2,980	$127
Accounts receivable	178	2,638
Prepaids	81	400
Inventories	1,564	1,708
Total current assets	4,803	4,873
Property, plant and equipment	43,754	40,045
Restricted certificates of deposit	7,030	17,043
Deferred financing costs	425	584
TOTAL ASSETS	$56,012	$62,545
LIABILITIES
CURRENT
Accounts payable	$1,449	$6,802
Accrued severance and other liabilities	1,826	1,841
Notes payable	160	596
Property and mining taxes payable	963	1,172
Total current liabilities	4,398	10,411
Accrued severance	370	383
Notes payable	62	75
Convertible debenture	7,105	6,601
Accrued site closure costs	13,470	12,634
TOTAL LIABILITIES	25,405	30,104

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 5)	152,738	148,295
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,809
Note warrants	1,086	781
Contributed surplus	10,750	10,561
Deficit	(136,007)	(129,236)
TOTAL SHAREHOLDERS’ EQUITY	30,607	32,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,012	$62,545

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue from sale of minerals	$3,667	$10,581	$9,805	$22,913
Operating expenses
Direct operating costs	3,587	12,622	10,745	26,111
Depreciation and amortization	377	614	958	1,334
General and administrative expenses	1,167	1,216	2,283	2,866
Stock-based compensation	81	152	189	354
Accretion expense - accrued site closure costs	237	197	474	394
Exploration and business development	249	318	600	558
(Gain) loss on sale of property, plant and equipment	(2)	-	5	(1,365)
	5,696	15,119	15,254	30,252
Operating loss	(2,029)	(4,538)	(5,449)	(7,339)
Other income (expenses)
Interest income	88	69	154	173
Interest expense	(613)	(485)	(1,213)	(1,193)
Foreign exchange loss and other	(14)	(7)	(13)	(33)
Loss from continuing operations for the period	(2,568)	(4,961)	(6,521)	(8,392)
Loss from discontinued operations for the period (Note 4)	-	(1,538)	(250)	(2,355)
Net loss for the period	$(2,568)	$(6,499)	$(6,771)	$(10,747)

Basic and diluted net loss per share from:
Continuing operations	$(0.02)	$(0.05)	$(0.06)	$(0.09)
Discontinued operations	-	(0.02)	-	(0.02)
	$(0.02)	$(0.07)	$(0.06)	$(0.11)

Basic and diluted weighted-average number of shares outstanding	121,396,859	98,777,880	119,182,529	96,828,366

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

	Share Capital		Issuable	Equity Component of
	Number of Shares	Amount	Common Shares	Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance, December 31, 2004	90,973,120	$141,795	$231	$1,815	$781	$9,627	$(107,028)	$47,221
Units issued for cash	4,199,998	2,587	-	-	-	194	-	2,781
Shares issued for increase in Huizopa interest	1,000,000	410	-	-	-	-	-	410
Shares issued for cash	10,000,000	3,183	-	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	-	(6)	-	-	-	17
Engagement fee shares and warrants	350,000	100	-	-	-	143	-	243
Completion fee shares	900,000	197	-	-	-	-	-	197
Stock-based compensation	-	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	148,295	231	1,809	781	10,561	(129,236)	32,441
Units issued for cash	11,650,000	3,488	-	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	-	-	-	-	-	955
Reduction of exercise price of Note Warrants (Note 5(b))	-	-	-	-	305	-	-	305
Stock-based compensation	-	-	-	-	-	189	-	189
Net loss	-	-	-	-	-	-	(6,771)	(6,771)
Balance, June 30, 2006	121,396,859	$152,738	$231	$1,809	$1,086	$10,750	$(136,007)	$30,607

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating activities
Loss from continuing operations for the period	$(2,568)	$(4,961)	$(6,521)	$(8,392)
Items not affecting cash:
Depreciation and amortization	377	614	958	1,334
Amortization of deferred financing costs	79	79	159	159
Reduction in exercise price of Note Warrants (Note 5(b))	-	-	305	-
Stock-based compensation	81	152	189	354
Accretion expense - accrued site closure costs	237	197	474	394
Accretion expense - convertible debenture	258	209	504	629
(Gain) loss on sale of property, plant and equipment	(2)	-	5	(1,365)
Other	18	-	31	-
Net change in non-cash operating working capital items	162	551	(1,713)	1,639
Discontinued operations	-	1,476	(250)	486
Net cash used in operating activities	(1,358)	(1,683)	(5,859)	(4,762)

Investing activities
Property, plant and equipment expenditures	(987)	(1,658)	(4,432)	(3,699)
Proceeds from disposal of property, plant and equipment	2	1,991	92	1,991
Restricted certificate of deposit and other assets	(540)	(439)	10,013	(851)
Discontinued operations	-	2,220	-	1,321
Net cash (used in) provided by investing activities	(1,525)	2,114	5,673	(1,238)

Financing activities
Proceeds on issuance of shares	-	3,183	3,488	5,944
Payments of notes payable	(92)	(328)	(449)	(564)
Discontinued operations	-	(935)	-	(1,390)
Net cash (used in) provided by financing activities	(92)	1,920	3,039	3,990

Net (decrease) increase in cash	(2,975)	2,351	2,853	(2,010)
Cash and cash equivalents, beginning of period	5,955	2,525	127	6,886
Cash and cash equivalents, end of period	$2,980	$4,876	$2,980	$4,876

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$275	$303	$550	$625
Income taxes paid	$-	$-	$-	$-

During the three months ended June 30, 2005, the company issued 1,000,000 shares to Argonaut Mines LLC (“Argonaut”) in connection with the restructuring of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $410 as a result of this transaction.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

1.    CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through (i) issuance of debt and equity securities, (ii) the sale of the Florida Canyon Mine (an open pit heap leach operation located in the State of Nevada), the Standard Mine (an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine) and four exploration properties located near the Florida Canyon Mine (collectively, the “Nevada Assets”) in November 2005 to Jipangu, Inc. (“Jipangu”) plus (iii) the sale of other surplus assets. The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and equity securities and/or generate cash flow from Montana Tunnels.

The Company estimates that with its current period end cash balance of $3.0 million, it will not have sufficient funds to finance the current work programs at the Black Fox development project (the “Black Fox Project”) and the Huizopa exploration project (the “Huizopa Project”), as well as corporate overhead. Therefore, the Company is exploring financing opportunities to further develop and construct the Black Fox Project and continue its exploration program at the Huizopa Project. Apollo may raise funds from the sale of debt or equity securities, which may include Canadian flow-through financing to further fund exploration activities at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

If the Company is unable to secure additional financing and/or generate cash flow from Montana Tunnels, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.    NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development of mineral deposits principally in North America. The Company currently owns the Montana Tunnels mine, an open pit mine and mill located in the State of Montana. Mining in the open pit was suspended in October 2005 due to pit wall instability. Following the suspension of the open pit mine operations the mill produced gold doré and lead-gold and zinc-gold concentrates from low grade ore stockpiles until it was placed on care and maintenance on May 12, 2006. On July 28, 2006, the Company entered into a joint venture agreement with Elkhorn Tunnels, LLC (“Elkhorn”), an affiliate of Calim Private Equity LLC (“Calim”), in respect of the Montana Tunnels mine. With the expected financial contributions from Elkhorn in connection with the joint venture, the Company believes that it will be able to remediate the pit wall instability and recommence and mill operations in early 2007 (see Note 9). The Company also owns the Diamond Hill mine, currently on care and maintenance, also located in the State of Montana. In connection with the joint venture agreement that the Company entered into with Elkhorn in respect of the Montana Tunnels mine, the Company entered into an option agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn, pursuant to which the Company granted EGI an option to purchase the Diamond Hill mine for $800,000.

Apollo has a development property, the Black Fox Project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own or have the right to acquire concessions at the Huizopa Project, located in the Sierra Madres in Chihuahua, Mexico.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
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

4.    DISCONTINUED OPERATIONS

In November 2005, the Company sold the Nevada Assets to Jipangu for $14.0 million in cash. The assets, liabilities and results of operations of the Montana Tunnels mine were included in discontinued operations in the financial statements as of and for the three month period ended March 31, 2006. As of June 30, 2006, the Montana Tunnels mine no longer meets the requirements of an asset held for sale; therefore, the assets, liabilities and results of operations of the Montana Tunnels mine have been reclassified to continuing operations for the current and prior periods.

The following tables present summarized financial information related to discontinued operations:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.     DISCONTINUED OPERATIONS (continued)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue from sale of minerals	$-	$4,733	$-	$8,095
Direct operating costs	-	4,059	-	7,893
Depreciation and amortization	-	263	-	777
Accretion expense	-	240	-	457
Royalty expenses	-	78	-	166
Exploration and business development	-	189	-	189
Gain on sale of property, plant and equipment	-	(3,146)	-	(3,615)
Impairment	-	4,564	-	4,564
	-	6,247	-	10,431
Operating loss	-	(1,514)	-	(2,336)
Interest expense	-	(24)	-	(57)
Realized and unrealized gain on commodity contracts	-	-	-	38
Loss on disposal of discontinued operations	-	-	(250)	-
Loss from discontinued operations for the period	$-	$(1,538)	$(250)	$(2,355)

Results of discontinued operations for the six months ended June 30, 2006 includes a $250,000 additional loss on disposal of the Nevada Assets.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.     SHARE CAPITAL (continued)

(b)       Warrants

The following summarizes outstanding warrants as at June 30, 2006:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
October 19, 2004	1,000,000	1,000,000	$0.80	October 19, 2006
November 4, 2004	1,400,133	1,400,133	0.80	November 4, 2006
December 31, 2004	6,224,999	6,224,999	1.00	December 31, 2006
November 4, 2004	5,013,600	5,013,600	0.40	November 4, 2007
November 4, 2004	240,000	240,000	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
January 7, 2005	3,149,998	3,149,998	1.00	January 7, 2007
	18,424,730	18,424,730
			Exercisable in Cdn$
December 23, 2002	3,000,000	3,000,000	Cdn $ 3.25	December 23, 2006
June 30, 2005	1,250,000	1,250,000	Cdn $ 0.40	June 30, 2007
January 26, 2006	2,000,000	2,000,000	Cdn $ 0.39	January 26, 2008
	6,250,000	6,250,000
	24,674,730	24,674,730

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.     SHARE CAPITAL (continued)

(c)         Options

A summary of information concerning outstanding stock options at June 30, 2006 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2005	3,874,100	$1.15	1,794,582	$0.80
Options granted	325,000	0.58	-	-
Options cancelled	(317,900)	1.08	(254,061)	0.80
Balances, June 30, 2006	3,881,200	$1.11	1,540,521	$0.80

(i)	Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

The following table summarizes information concerning outstanding and exercisable fixed stock options at June 30, 2006:

Options Outstanding			Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
889,500	February 18, 2013	$2.24	889,500	$2.24
100,000	November 13, 2013	1.67	100,000	1.67
261,000	March 10, 2014	2.05	261,000	2.05
125,000	May 19, 2014	1.44	125,000	1.44
23,600	August 10, 2014	0.95	11,800	0.95
1,707,100	March 10, 2015	0.65	1,103,550	0.65
50,000	April 6, 2015	0.39	50,000	0.39
100,000	August 4, 2015	0.27	-	-
300,000	December 12, 2015	0.20	-	-
125,000	March 28, 2016	0.65	62,500	0.65
200,000	May 23, 2016	0.53	-	-
3,881,200		$1.11	2,603,350	$1.41

(ii)	Performance-based stock option plan

As of June 30, 2006 the 1,540,521 performance-based stock options exercisable at $0.80 were fully vested and have an expiry date of June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.     SHARE CAPITAL (continued)

(d)         Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Six months ended June 30,
	2006	2005
Risk free interest rate	4.2%	3.7%
Dividend yield	0%	0%
Volatility	89%	73%
Expected life in years	5	5

6.          INCOME TAXES

The Company did not record a recovery for income taxes for the period ended June 30, 2006 as the net loss carry forwards are fully offset by a valuation allowance.

7.          SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The Nevada Assets have been reported as discontinued operations (see Note 4). The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at June 30, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$43	$39	$2,898	$2,980
Other non-cash current assets	1,674	61	88	1,823
	1,717	100	2,986	4,803
Property, plant and equipment	13,003	29,454	1,297	43,754
Restricted certificates of deposit	6,425	605	-	7,030
Deferred financing costs	-	-	425	425
Total assets	$21,145	$30,159	$4,708	$56,012

Current liabilities	$2,145	$210	$2,043	$4,398
Accrued severance	-	-	370	370
Notes payable and convertible debenture	-	62	7,105	7,167
Accrued site closure costs	13,108	362	-	13,470
Total liabilities	$15,253	$634	$9,518	$25,405

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.    SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2005 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$8	$15	$104	$127
Other non-cash current assets	4,218	100	428	4,746
	4,226	115	532	4,873
Property, plant and equipment	13,917	24,794	1,334	40,045
Restricted certificates of deposit	5,465	581	10,997	17,043
Deferred financing costs	-	-	584	584
Total assets	$23,608	$25,490	$13,447	$62,545

Current liabilities	$5,444	$221	$4,746	$10,411
Accrued severance	-	-	383	383
Notes payable and convertible debenture	-	66	6,610	6,676
Accrued site closure costs	12,634	-	-	12,634
Total liabilities	$18,078	$287	$11,739	$30,104

Amounts for the three and six month periods ended June 30, 2006 and 2005, respectively, are as follows:

	Three months ended June 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$3,667	$-	$-	$3,667
Direct operating costs	3,587	-	-	3,587
Depreciation and amortization	351	-	26	377
General and administrative expenses	-	-	1,167	1,167
Stock-based compensation	-	-	81	81
Accretion expense - accrued site closure costs	237	-	-	237
Exploration and business development and other	-	-	247	247
	4,175	-	1,521	5,696
Operating loss	(508)	-	(1,521)	(2,029)
Interest income	63	-	25	88
Interest expense	(9)	-	(604)	(613)
Foreign exchange loss and other	-	-	(14)	(14)
Loss from continuing operations	$(454)	$-	$(2,114)	$(2,568)
Investing activities
Property, plant and equipment expenditures	$-	$871	$116	$987

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.    SEGMENTED INFORMATION (continued)

	Six months ended June 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$9,805	$-	$-	$9,805
Direct operating costs	10,745	-	-	10,745
Depreciation and amortization	901	-	57	958
General and administrative expenses	-	-	2,283	2,283
Stock-based compensation	-	-	189	189
Accretion expense - accrued site closure costs	474	-	-	474
Exploration and business development and other	-	-	605	605
	12,120	-	3,134	15,254
Operating loss	(2,315)	-	(3,134)	(5,449)
Interest income	114	-	40	154
Interest expense	(18)	-	(1,195)	(1,213)
Foreign exchange loss and other	-	-	(13)	(13)
Loss from continuing operations	$(2,219)	$-	$(4,302)	$(6,521)
Investing activities
Property, plant and equipment expenditures	$-	$4,316	$116	$4,432

	Three months ended June 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,581	$-	$-	$10,581
Direct operating costs	12,622	-	-	12,622
Depreciation and amortization	582	-	32	614
General and administrative expenses	-	-	1,216	1,216
Stock-based compensation	-	-	152	152
Accretion expense	197	-	-	197
Exploration and business development	-	-	318	318
	13,401	-	1,718	15,119
Operating loss	(2,820)	-	(1,718)	(4,538)
Interest income	-	-	69	69
Interest expense	(15)	-	(470)	(485)
Foreign exchange loss and other	-	-	(7)	(7)
Loss from continuing operations	$(2,835)	$-	$(2,126)	$(4,961)
Investing activities
Property, plant and equipment expenditures	$60	$1,519	$489	$2,068

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.    SEGMENTED INFORMATION (continued)

	Six months ended June 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$22,913	$-	$-	$22,913
Direct operating costs	26,111	-	-	26,111
Depreciation and amortization	1,270	-	64	1,334
General and administrative expenses	-	-	2,866	2,866
Stock-based compensation	-	-	354	354
Accretion expense	394	-	-	394
Exploration and business development	-	-	558	558
Gain on sale of property, plant and equipment	(1,365)	-	-	(1,365)
	26,410	-	3,842	30,252
Operating loss	(3,497)	-	(3,842)	(7,339)
Interest income	-	-	173	173
Interest expense	(38)	-	(1,155)	(1,193)
Foreign exchange loss and other	-	-	(33)	(33)
Loss from continuing operations	$(3,535)	$-	$(4,857)	$(8,392)
Investing activities
Property, plant and equipment expenditures	$91	$3,489	$529	$4,109

8.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission for the three and six month periods ended June 30, 2006 and 2005.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

Consolidated Balance Sheet
June 30, 2006

	Property Plant and Equipment	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at June 30, 2006, Canadian GAAP	$43,754	$425	$7,105	$152,738	$1,809	$10,750	$(136,007)
Impairment of property, plant and equipment, and change in depreciation and amortization(a)	(4,077)	-	-	-	-	-	(4,077)
Black Fox development costs(b)	(21,276)	-	-	-	-	-	(21,276)
Convertible debenture(c)(i)	-	165	1,158	(1)	(1,809)	123	694
Convertible debenture(c)(ii)	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	(238)	-	-	238
As at June 30, 2006, U.S. GAAP	$18,401	$590	$8,263	$152,499	$-	$31,548	$(181,103)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Consolidated Balance Sheet
December 31, 2005

	Property Plant and Equipment	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2005, Canadian GAAP	$40,045	$584	$6,601	$148,295	$1,809	$10,561	$(129,236)
Impairment of property, plant and equipment, and change in depreciation and amortization(a)	(4,260)	-	-	-	-	-	(4,260)
Black Fox development costs(b)	(19,181)	-	-	-	-	-	(19,181)
Convertible debenture(c)(i)	-	227	1,512	(1)	(1,809)	123	401
Convertible debenture(c)(ii)	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	(238)	-	-	238
As at December 31, 2005, U.S. GAAP	$16,604	$811	$8,113	$148,056	$-	$31,359	$(172,713)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Loss from continuing operations for the period based on Canadian GAAP	$(2,568)	$(4,961)	$(6,521)	$(8,392)
Change in depreciation of property, plant and equipment (a)	52	136	183	298
Black Fox Project development costs (b)	(1,233)	(1,518)	(2,095)	(3,448)
Convertible debenture ((c)(i))	151	114	293	425
Loss from continuing operations for the period based on U.S. GAAP	(3,598)	(6,229)	(8,140)	(11,157)
Loss from discontinued operations for the period based on Canadian GAAP	-	(1,538)	(250)	(2,355)
Commodity contracts loss (d)	-	335	-	1,340
Standard Mine development costs	-	-	-	(314)
Loss from discontinued operations for the period based on U.S. GAAP	-	(1,203)	(250)	(1,329)
Net loss for the period based on U.S. GAAP	$(3,598)	$(7,432)	$(8,390)	$(12,486)
Comprehensive loss	$(3,598)	$(7,432)	$(8,390)	$(12,486)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.03)	$(0.07)	$(0.07)	$(0.12)
Discontinued operations	-	(0.01)	-	(0.01)
Net loss per share - U.S. GAAP, basic and diluted	$(0.03)	$(0.08)	$(0.07)	$(0.13)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)         Impairment of property, plant and equipment

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

(b)         Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $21.3 million has been recorded as at June 30, 2006.

(c)         Convertible debenture

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

(d)         Discontinued operations

Prior to January 1, 2004, under U.S. GAAP, unrealized gains and losses on the put and call option contracts were recorded in the statement of operations. As of January 1, 2004, the Company adopted the provisions of CICA Accounting Guideline 13, Hedging Relationships and unrealized gains and losses on these contracts are now recorded in the statement of operations under Canadian GAAP.

(e)         Comprehensive income

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.    DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(f)           Statement of cash flows

Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and six months ended June 30, 2006 would reflect an increase in cash provided by investing activities of $1.3 million and $2.1 million and for the three and six months ended June 30, 2005 an increase of $1.5 million and $3.5 million, respectively, and a corresponding increase in cash used in operating activities.

(g)          Share-Based Payment

As of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. The adoption of this standard did not impact the Company’s financial position or results of operations.

9.          SUBSEQUENT EVENTS

(a)         Joint Venture Agreement at Montana Tunnels

On July 28, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with Elkhorn in respect of the Montana Tunnels mine (“Mine”). The JV Agreement calls for Elkhorn to contribute $13 million over a five-month period starting with initial payments totaling $1 million required to be contributed not later than two weeks after the execution of the JV agreement. The money contributed will be used initially to remediate the east wall instability problems encountered at the Mine during September and early October 2005, which led to the suspension of mining on October 21, 2005, and thereafter to move the Mine back towards commercial production. Highlights of the JV Agreement are:

•	Elkhorn is entitled to a 50% interest in the Mine when it has made its full contribution of $13 million.

•	Montana Tunnels Mining, Inc. (“MTMI”) will be the operator of the Mine. A separate committee consisting of two designees from each of MTMI and Elkhorn will oversee the joint venture.

•	If Elkhorn contributes at least $5 million but fails to make its full contribution of $13 million, then it will receive a 3% interest in the Mine for each $1 million contributed.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

9.	SUBSEQUENT EVENTS (continued)

•
If Elkhorn fails to contribute at least $5 million then its contribution will be converted to a promissory note (the “Note”) equal to the amount actually contributed, plus interest, payable only out of future positive cash flows from the Mine or in the event the Mine is sold or otherwise financed. The Note would bear interest at the rate of 6% per annum and payments of principal and interest on the Note would be payable within 30 days after the end of each calendar quarter, beginning with the end of the first full calendar quarter during which the Mine is cash flow positive. If Elkhorn’s failure to contribute at least $5 million is the result of a breach of the JV Agreement by Apollo, or otherwise for cause, then the Note would bear interest at the rate of 12% per annum and the Note plus interest would be payable not later than the fifth anniversary thereof.

•
When Elkhorn has contributed the full $13 million, then (a) Elkhorn will be entitled to recover interest on that amount and (b) Elkhorn will receive 65% and Apollo will receive 35% of the positive free cash flow from the Mine until such time as Elkhorn has recovered its full contribution of $13 million. At that time, Apollo would become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount. Thereafter, the sharing would revert to 50/50.

•
If Elkhorn earns less than a 50% interest in the Mine, then it will be entitled to recover interest on the amount actually contributed by it, and after payment of that interest each party will receive its proportionate share of positive free cash flow.

(b)         Additional Agreements with EGI

In addition to the JV Agreement, Apollo entered into two other agreements with EGI, an affiliate of Calim. The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $800,000. The option has an exercise term of two years. The second agreement is a mill operating and option agreement pursuant to which EGI will have the right to have MTMI process the ore from EGI’s Elkhorn mine through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex. The milling agreement also provides EGI a two-year option to purchase the Diamond Hill mill for $1 million.

(c)         Financing Agreement to Purchase Equipment

On August 1, 2006, to finance the purchase of four additional CAT 785 haul trucks (the “Trucks”) to be used as part of the remediation of the Mine, MTMI executed a promissory note in the amount of $2,640,000 payable to Great American Group (the “Great American Note”). The Great American Note accrues interest at the rate of 1.5% per month and matures on December 1, 2006 (the “Maturity Date”). MTMI is obligated to make principal payments on the Great American Note in the amount of $75,000 each month until the Maturity Date. The Great American Note is secured by the Trucks.

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

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis. Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production. Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes. The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.

Certain of the comparative figures have been reclassified to conform with the current period presentation.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gold ounces sold	1,165	12,324	4,378	24,969
Direct operating costs	$3,587	$12,622	$10,745	$26,111
Less: Mining taxes, royalty expenses	134	345	270	751
By-product credits	2,728	5,346	6,841	12,351
Cash operating cost	725	6,931	3,634	13,009
Cash operating cost per ounce	$623	$562	$830	$521
Cash operating costs	725	6,931	3,634	13,009
Add: Mining taxes, royalty expenses	134	345	270	751
Total cash costs	859	7,276	3,905	13,760
Total cash cost per ounce	$737	$590	$892	$551
Total cash costs	859	7,276	3,905	13,760
Add: Depreciation & amortization (operations only)	351	582	901	1,270
Total production costs	1,210	7,858	4,806	15,030
Total production cost per ounce	$1,038	$638	$1,098	$602

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in the exploration, development and mining of gold. We own the Montana Tunnels mine, an open pit mine and mill located near Helena, Montana, which produced gold doré and lead-gold and zinc-gold concentrates until it was placed on care and maintenance on May 12, 2006. On July 28, 2006, the Company entered into a joint venture agreement with Elkhorn Tunnels, LLC (“Elkhorn”) in respect of the Montana Tunnels mine. With the expected financial contributions from Elkhorn in connection with the joint venture, the Company believes that it will be able to remediate the pit wall instability and recommence mill operations in early 2007. We also own the Diamond Hill mine, currently on care and maintenance, also located in the State of Montana. In connection with the joint venture agreement that we entered into with Elkhorn in respect of the Montana Tunnels mine, the Company entered into an option agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn, pursuant to which the Company granted EGI an option to purchase the Diamond Hill mine for $800,000.

We also own a development property, the Black Fox project, which is located near the township of Matheson in the Province of Ontario, Canada. Additionally, we own Mexican subsidiaries which own or have the right to acquire concessions of the Huizopa exploration property located in the Sierra Madres in Chihuahua, Mexico.

Recent Events

Upon closing of the sale of our Nevada assets to Jipangu Inc. (“Jipangu”) on November 18, 2005, $11.0 million of the $14.0 million purchase price was deposited as substitute collateral for the Apollo 12% Series 2004-B secured convertible debentures (“Debentures”), which were previously secured by the Nevada assets. In January 2006, after meeting certain conditions, we replaced the $11.0 million cash collateral with our Black Fox property as security for the Debentures, which resulted in $8.4 million additional funds being available to the Company after paying $2.6 million (Cdn$3.0 million) to release an existing lien over the Black Fox property. In connection with the substitution of collateral for the Debentures we reduced the exercise price on 5,013,600 of the note warrants attached to the Debentures from $0.80 to $0.40 per common share. The Company recorded an additional cost of $0.3 million as a result of this reduction of the exercise price.

On January 26, 2006, we completed a $3.5 million private placement to Jipangu of 11,650,000 equity units priced at Cdn$0.35 per unit with each unit consisting of one of our common shares and 0.17167 of a warrant, with each whole warrant exercisable for two years at Cdn$0.39 for one of our common shares.

At the Montana Tunnels mine the open pit mining activity was suspended on October 21, 2005 for safety reasons due to increased wall activity on the eastern side of the open pit. Following the suspension of mining, the mill continued to process ore from stockpiled material and produce gold doré and lead-gold and zinc-gold concentrates until May 12, 2006 when all operations ceased and the property was placed on care and maintenance. On July 28, 2006, we entered into a JV agreement with Elkhorn in respect of the Montana Tunnels mine. With the expected financial contributions from Elkhorn in connection with the joint venture, we believe we will be able to remediate the pit wall instability and recommence mill operations in early 2007.

At Huizopa, on February 9, 2006, we entered into an agreement with the Ejido Huizopa (“Ejido”), the owner of 12,800 hectares of land that covers our mining concessions in Huizopa (“Ejido Land”), pursuant to which we have the right to use Ejido Land for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area.

On January 23, 2006, we announced that we would reduce the number of executive officers from seven to three, effective February 18, 2006. We entered into severance agreements with the four departing officers, pursuant to which the departing officers received termination packages consisting of a combination of cash and Company common stock and as a result, an aggregate of 1,187,175 common shares were issued at Cdn$0.48 per share to the departing officers.

Also on January 23, 2006, the Company entered into amended employment agreements with the three remaining executive officers pursuant to which the officers agreed to reduce their base salaries by an aggregate of $170,000 per annum in exchange for an aggregate of 1,103,223 common shares at Cdn$0.48 per share.

At Black Fox we continued work on updating the gold resources and new resource and reserve numbers were released on June 30, 2006. The new resource and reserve numbers are as follows:

	Tonnes 000’s	Grade g Au/t	Grade Oz Au/t	Ounces
Open Pit - Material
Reserve	3,062	4.56	0.147	448,800
Indicated Resource	2,356	3.27	0.105
Inferred Resource	6,626	4.00	0.129
Underground - Material
Indicated Resource	1,004	9.66	0.311
Inferred Resource	1,228	9.71	0.312

Production from Continuing Operations & Metals Price Averages

The table below summarizes our production of gold, silver and other metals, as well as average metal prices, for each period indicated:

	Six months ended June 30, 2006(1)	Year Ended December 31, 2005	Year Ended December 31, 2004
Production:
Gold (ounces)	4,378	44,099	33,743
Silver (ounces)	114,086	524,722	970,751
Lead (pounds)	1,198,263	10,428,061	10,064,265
Zinc (pounds)	3,042,305	22,380,136	26,222,805
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$591	$445	$409
Silver - London bullion mkt. ($/ounce)	$10.98	$7.31	$6.66
Lead - LME ($/pound)	$0.50	$0.44	$0.40
Zinc - LME ($/pound)	$1.27	$0.63	$0.48

(1) The Montana Tunnels mine was placed on care and maintenance on May 12, 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue from the Sale of Minerals

Revenue from continuing operations for the three months ended June 30, 2006 decreased 65% to $3.7 million from $10.6 million for the same period in 2005. Revenue from silver, zinc and lead for the three months ended June 30, 2006 decreased 49% to $2.7 million from $5.3 million for the three months ended June 30, 2005. Revenue from gold sales for the three months ended June 30, 2006 was $0.9 million (26% of total revenue) compared to $5.2 million (49% of the total revenue) for the same period 2005. The average price received for gold per ounce for the three months ended June 30, 2006 increased 48% to $630 from $425 for the three months ended June 30, 2005. The decrease in revenue is primarily due to the cessation of milling on May 12, 2006 and the lower grade stockpiled ore that was milled throughout the period.

The following presents the key statistics for the Montana Tunnels operation for the three months ended June 30, 2006 and 2005, respectively:

	Three months ended June 30,
	2006	2005
Tons mined	-	3,993,151
Tons milled	406,031	1,254,997
Gold grade oz/ton	0.0058	0.0135
Zinc grade %	0.18	0.34
Gold ounces	1,165	12,324
Silver ounces	52,977	127,737
Lead pounds	327,938	2,759,586
Zinc pounds	771,338	5,977,956
Total cash costs per ounce	$737	$590
Total production costs per ounce	$1,038	$638
Total revenue ($millions)	$3.7	$10.6
Capital expenditures ($millions)	$-	$0.1

The decrease in production in the second quarter 2006 compared to the second quarter 2005 is a result of the discontinuation of mining in October 2005 and the cessation of milling in May 2006. The Montana Tunnels mine was placed on care and maintenance on May 12, 2006.

Operating Expenses.

Direct Operating Expenses. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the three months ended June 30, 2006 decreased 72% to $3.6 million from $12.6 million for the three months ended June 30, 2005. The decrease in costs is a result of the cessation of all operations at the Montana Tunnels mine on May 12, 2006 and placing the mine on care and maintenance.

Depreciation and Amortization. Depreciation and amortization expenses were $377,000 and $614,000 for the three months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses were $1.2 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. A decrease in general and administrative expenses due to reduced numbers of personnel and lower audit and accounting expenses was offset by an increase in legal and other related expenses.

Stock-Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Stock-based compensation was $81,000 and $152,000 for the three months ended June 30, 2006 and 2005, respectively. This decrease is due to a decrease in the number of stock options awarded to employees.

Accretion Expense. Accrued accretion expense was $237,000 for the three months ended June 30, 2006 compared to $197,000 for the same period in 2005, respectively, primarily due to accrued site closure costs at the Montana Tunnels mine.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled $249,000 and $318,000 for the three months ended June 30, 2006 and 2005, respectively. This decrease is due to decreased activity at our Huizopa exploration project.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 62% to $5.7 million for the three months ended June 30, 2006, from $15.1 million for the three months ended June 30, 2005.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $88,000 during the three months ended June 30, 2006 and interest expense of $613,000 in the same period compared to $69,000 in interest income and $485,000 in interest expense during the three months ended June 30, 2005. The increase in interest expense is due to an increase in the accretion on the convertible debentures issued in the fourth quarter of 2004.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $2.6 million, or $0.02 per share, for the three months ended June 30, 2006, as compared to a loss of $5.0 million, or $0.05 per share, for the three months ended June 30, 2005.

Loss from Discontinued Operations.

For the three months ended June 30, 2006, loss from discontinued operations was nil, compared to a loss of $1.5 million, or $0.02 per share, for the three months ended June 30, 2005.

Net Loss.

For the three months ended June 30, 2006, we incurred a net loss of $2.6 million, or $0.02 per share, as compared to a net loss of $6.5 million, or $0.07 per share, for the three months ended June 30, 2005.

Discontinued Operations.

Florida Canyon Mine and Standard Mine. As part of the sale of the Nevada assets, the Florida Canyon and Standard mines were sold on November 18, 2005 and therefore had no activity in the three month period ended June 30, 2006. For the three months ended June 30, 2005 revenues at these two mines were $4.7 million and operating costs were $4.9 million. The Standard Mine entered commercial production on June 1, 2005.

Gain on sale of property, plant and equipment. Gain on sales of property, plant and equipment of discontinued operations for the three months ended June 30, 2006 was nil, as compared to a gain of $3.1 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue from the Sale of Minerals

Revenue from continuing operations for the six months ended June 30, 2006 decreased 57% to $9.8 million from $22.9 million for the same period in 2005. Revenue from silver, zinc and lead for the six months ended June 30, 2006 decreased 45% to $6.8 million from $12.3 million for the six months ended June 30, 2005. Revenue from gold sales for the six months ended June 30, 2006 was $3.0 million, (30% of total revenue) compared to $10.6 million (46% of the total revenue) for the same period 2005. The average price received for gold per ounce for the six months ended June 30, 2006 increased 60% to $677 from $423 for the six months ended June 30, 2005. The decrease in revenue is primarily due to the cessation of milling on May 12, 2006 and milling lower grade stockpiled ore throughout the period.

The following presents the key statistics for the Montana Tunnels operation for the six months ended June 30, 2006 and 2005, respectively:

	Six months ended June 30,
	2006	2005
Tons mined	-	9,388,974
Tons milled	1,426,512	2,665,779
Gold grade oz/ton	0.0078	0.013
Zinc grade %	0.20	0.34
Gold ounces	4,378	24,969
Silver ounces	114,086	291,743
Lead pounds	1,198,263	5,883,678
Zinc pounds	3,086,399	12,398,385
Total cash costs per ounce	$892	$551
Total production costs per ounce	$1,098	$602
Total revenue ($millions)	$9.8	$22.9
Capital expenditures ($millions)	$-	$0.1

The decrease in production for the six months ended June 30, 2006, compared to the same period 2005, is a result of the discontinuation of mining in October 2005 and the cessation of milling in May 2006. The Montana Tunnels mine was placed on care and maintenance on May 12, 2006.

Operating Expenses.

Direct Operating Expenses. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the six months ended June 30, 2006 decreased 59% to $10.7 million from $26.1 million for the six months ended June 30, 2005. The decrease in costs is a result of (1) ceasing mining in the open pit in October 2005 and (2) ceasing all operations at the Montana Tunnels mine on May 12, 2006 and placing the mine on care and maintenance.

Depreciation and Amortization. Depreciation and amortization expenses were $1.0 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses were $2.3 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. This decrease is due to a reduction in the number of personnel and lower audit and accounting expenses, which was partially offset by an increase in legal and other related expenses.

Stock-Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Stock-based compensation was $189,000 and $354,000 for the six months ended June 30, 2006 and 2005, respectively. This decrease is due to a decrease in the number of stock options awarded to employees.

Accretion Expense. Accrued accretion expense was $474,000 compared to $394,000 for the six months ended June 30, 2006 and 2005, respectively, primarily due to accrued site closure costs at the Montana Tunnels mine.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled $600,000 and $558,000 for the six months ended June 30, 2006 and 2005, respectively.

Gain on Sale of Property, Plant and Equipment. A $1.3 million gain on the sale of spare mining equipment at Montana Tunnels was realized during the six months ended June 30, 2005.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 50% to $15.3 million for the six months ended June 30, 2006, from $30.3 million for the six months ended June 30, 2005.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $154,000 during the six months ended June 30, 2006 and interest expense of $1.2 million in the same period 2005 compared to $173,000 in interest income and $1.2 million in interest expense during the six months ended June 30, 2005.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $6.5 million, or $0.06 per share, for the six months ended June 30, 2006, as compared to a loss of $8.4 million, or $0.09 per share, for the six months ended June 30, 2005.

Loss from Discontinued Operations.

For the six months ended June 30, 2006, loss from discontinued operations was $0.3 million, compared to a loss of $2.4 million, or $0.02 per share, for the six months ended June 30, 2005.

Net Loss.

For the six months ended June 30, 2006, we incurred a net loss of $6.8 million, or $0.06 per share, as compared to a net loss of $10.7 million, or $0.11 per share, for the six months ended June 30, 2005.

Discontinued Operations.

Florida Canyon Mine and Standard Mine. As part of the sale of the Nevada assets, the Florida Canyon and Standard mines were sold on November 18, 2005 and therefore had no activity during the six month period ended June 30, 2006. For the six months ended June 30, 2005 revenues at these two mines were $8.1 million and operating costs were $9.5 million.

Gain on sale of property, plant and equipment. Gain on sale of property, plant and equipment of discontinued operations for the six months ended June 30, 2006 was nil, as compared to a gain of $3.6 million for the six months ended June 30, 2005.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities, the sale of the Nevada Assets and sale of surplus assets. At June 30, 2006, we had cash of $3.0 million, compared to cash of $0.1 million at December 31, 2005. The increase in cash since December 31, 2005 is primarily the result of investing cash inflows of $5.7 million and financing cash inflows of $3.0 million, offset by operating cash outflows of $5.9 million.

During the six months ended June 30, 2006, investing activities totaled $5.7 million. The $11.0 million held as cash collateral security for the Debentures that was in restricted cash at December 31, 2005, was released in January 2006. Capital expenditures for the further development of the Black Fox project were $4.3 million, which included the final payment of $2.6 million to the former owners of Black Fox. Investing activities includes $0.9 million for the funding of the Montana Tunnels reclamation liability.

During the six months ended June 30, 2006, financing activities provided $3.0 million in cash, which included $3.5 million from the completion of a private placement with Jipangu for 11,650,000 equity units at $0.30 (Cdn$0.35) per share. Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company. Payments of notes payable accounted for a cash outflow of $0.4 million during the quarter.

Our current funds are not sufficient to fund the balance of our projected 2006 expenditures of $2.5 million at Black Fox and $1.5 million for exploration at Huizopa and fund our corporate activities. Therefore, the Company is exploring financing opportunities to continue with its development and exploration programs. Apollo may raise funds from the sale of debt or equity securities which may include Canadian flow-through financing to further fund exploration activities at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

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

CONTRACTUAL OBLIGATIONS

The Company has several outstanding equipment leases and financings. As of June 30, 2006, there are no material changes from the information presented in the Company’s Annual Report on Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of June 30, 2006, we have accrued $13.5 million related to reclamation, severance and other closure requirements at Montana Tunnels ($13.1 million) and Black Fox ($0.4 million), an increase of $0.8 million from December 31, 2005. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.5 million at June 30, 2006. We have accrued the present value of management’s estimate of the liability as of June 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Other than a convertible debenture with a fixed coupon rate of 12% per annum and the 1.5% per month Great American Note which was issued on August 1, 2006, we have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian governments and their agencies on both a fixed and variable interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2006, a one percent change in interest rates would result in a $50,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.

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

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.

Furthermore, reserve calculations and life-of-mine plans using significantly lower gold prices could result in material write-downs of the Company’s investment in mining properties and increased amortization.

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

Changes in Internal Control

Related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine was placed on care and maintenance, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine are being determined.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. District Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. We believe that we have meritorious defenses in this suit and are vigorously defending ourselves against these claims.

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

Since the sale of our Nevada Assets in November 2005, all of our revenues have been derived from our milling operations at the Montana Tunnels mine, which is a low grade mine. Historically, the Montana Tunnels mine has been unprofitable. During 2004, we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings. Throughout 2005, we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005 for safety reasons due to increased wall activity in the open pit. After the suspension of mining and until May 12, 2006, we were able to continue to produce gold doré, lead-gold and zinc-gold concentrates from milling low grade stockpiled ore. However, on May 12, 2006, all operations ceased at the mine and it was placed on care and maintenance. On July 28, 2006, we entered into a joint venture agreement with Elkhorn Tunnels, LLC, an affiliate of Calim Private Equity LLC, in respect of the Montana Tunnels mine. With the expected financial contributions from Elkhorn in connection with the joint venture, we believe that we will be able to remediate the pit wall instability and recommence mill operations in early 2007. However, there can be no assurances that our joint venture partner will make the expected financial contributions or that we will be able to remediate the pit wall instability.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders of Apollo Gold Corporation was held on May 24, 2006. At the meeting, the slate of directors nominated by management-consisting of Robert W. Babensee, Marvin K. Kaiser, G. Michael Hobart, R. David Russell, Charles E. Stott, David W. Peat and W.S. (Steve) Vaughan-was elected. Each director was elected to serve until the next annual meeting or until his successor is appointed, unless his office is earlier vacated in accordance with the Business Corporation’s Act (Yukon Territory), and the By-laws of the Corporation.

The matters voted upon and passed at the meeting were: (i) the election of the above-listed directors, (ii) the ratification of the appointment of Deloitte & Touche LLP as the corporation’s independent auditors to hold office until the next annual meeting of shareholders and (iii) the approval of certain amendments to the Company’s stock option incentive plan.

The results of the voting on those matters are outlined in the following table:

Proposal	Votes for	Votes Against/ Withheld		Votes Abstained	Broker Non- Votes
(i) Election of Management’s Slate of Directors:
Robert W. Babensee	72,236,147	1,385,656		—	—
Marvin K. Kaiser	72,227,823	1,393,980		—	—
G. Michael Hobart	72,097,396	1,524,407		—	—
R. David Russell	72,083,298	1,538,505		—	—
Charles E. Stott	72,096,777	1,525,026		—	—
W.S. (Steve) Vaughan	71,998,156	1,623,647		—	—
David W. Peat	72,239,725	1,382,078
(ii) Ratification of Deloitte & Touche LLP	72,646,956	933,001	(1)	—	—
(iii) Approval of Stock Option Incentive Plan, as amended	31,450,703	5,839,026	(1)	—	—

(1)	Based on the records of the Company’s scrutineer for the meeting, this number may include votes abstained and/or broker non-votes.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: August 14, 2006	/s/ R. DAVID RUSSELL
R. David Russell, President and
Chief Executive Officer

Date: August 14, 2006	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act