Form 10-Q
period 2006-09-30
APOLLO GOLD CORP
filed 2006-11-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At November 10, 2006, there were 142,232,286 common shares of Apollo Gold Corporation outstanding.

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

•	our ability to effectively remediate the east wall instability problems at the Montana Tunnels mine and our plan to bring the Montana Tunnels mine back into production in February 2007;

•	future positive cash flow from the Montana Tunnels mine;

•	future financial contributions by Elkhorn Tunnels, LLC, our joint venture partner in respect of the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	feasibility studies;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain future financing to fund our estimated expenditure and capital requirements;

•	anticipated exploration, development and corporate overhead expenditures;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: additional operational and remediation problems at the Montana Tunnels mine; the failure of Elkhorn Tunnels, LLC to make the expected contributions under the joint venture in respect of the Montana Tunnels mine; unexpected changes in business and economic conditions; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; delay in recommencing production at the Montana Tunnels mine; higher than anticipated remediation or operating costs at the Montana Tunnels mine; lower than anticipated production at the montana Tunnels mine; inability to continue or complete planned work programs at Black Fox or Huizopa; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors.” We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT
Cash and cash equivalents	$1,978	$127
Accounts receivable	256	2,638
Prepaids	417	400
Inventories	1,333	1,708
Total current assets	3,984	4,873
Property, plant and equipment	46,645	40,045
Restricted certificates of deposit	7,554	17,043
Deferred financing costs	345	584
TOTAL ASSETS	$58,528	$62,545
LIABILITIES
CURRENT
Accounts payable	$1,949	$6,802
Accrued liabilities	2,020	1,841
Notes payable	2,801	596
Property and mining taxes payable	895	1,172
Total current liabilities	7,665	10,411
Due to Elkhorn Tunnels, LLC (Note 4)	3,077	-
Accrued severance	370	383
Notes payable	55	75
Convertible debenture	7,376	6,601
Accrued site closure costs	13,713	12,634
TOTAL LIABILITIES	32,256	30,104

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 6)	153,670	148,295
Issuable common shares	231	231
Equity component of convertible debentures	1,809	1,809
Note warrants	1,062	781
Contributed surplus	10,876	10,561
Deficit	(141,376)	(129,236)
TOTAL SHAREHOLDERS’ EQUITY	26,272	32,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,528	$62,545

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue from sale of minerals	$372	$13,351	$10,177	$36,264
Operating expenses
Direct operating costs	3,211	14,162	13,957	40,273
Depreciation and amortization	324	672	1,282	2,006
General and administrative expenses	997	866	3,279	3,732
Stock-based compensation	126	171	315	525
Accretion expense - accrued site closure costs	237	242	711	636
Exploration and business development	188	173	788	731
(Gain) loss on sale of property, plant and equipment	3	42	7	(1,323)
	5,086	16,328	20,339	46,580
Operating loss	(4,714)	(2,977)	(10,162)	(10,316)
Other income (expenses)
Interest income	99	105	253	278
Interest expense	(726)	(747)	(1,939)	(1,940)
Foreign exchange loss and other	(29)	5	(42)	(28)
Loss from continuing operations for the period	(5,370)	(3,614)	(11,890)	(12,006)
Loss from discontinued operations for the period (Note 5)	-	(3,599)	(250)	(5,954)
Net loss for the period	$(5,370)	$(7,213)	$(12,140)	$(17,960)

Basic and diluted net loss per share from:
Continuing operations	$(0.04)	$(0.04)	$(0.10)	$(0.12)
Discontinued operations	-	(0.03)	-	(0.06)
	$(0.04)	$(0.07)	$(0.10)	$(0.18)

Basic and diluted weighted-average number of shares outstanding	121,997,402	106,556,451	120,131,131	100,106,695

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

	Share Capital		Issuable	Equity Component of
	Number of Shares	Amount	Common Shares	Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance, December 31, 2004	90,973,120	$141,795	$231	$1,815	$781	$9,627	$(107,028)	$47,221
Units issued for cash	4,199,998	2,587	-	-	-	194	-	2,781
Shares issued for increase in Huizopa interest	1,000,000	410	-	-	-	-	-	410
Shares issued for cash	10,000,000	3,183	-	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	-	(6)	-	-	-	17
Engagement fee shares and warrants	350,000	100	-	-	-	143	-	243
Completion fee shares	900,000	197	-	-	-	-	-	197
Stock-based compensation	-	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	148,295	231	1,809	781	10,561	(129,236)	32,441
Units issued for cash	11,650,000	3,488	-	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	-	-	-	-	-	955
Reduction of exercise price of Note Warrants (Note 6(b))	-	-	-	-	305	-	-	305
Note Warrants exercised	600,000	264	-	-	(24)	-	-	240
Shares issued for services	1,325,000	668	-	-	-	-	-	668
Stock-based compensation	-	-	-	-	-	315	-	315
Net loss	-	-	-	-	-	-	(12,140)	(12,140)
Balance, September 30, 2006	123,321,859	$153,670	$231	$1,809	$1,062	$10,876	$(141,376)	$26,272

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating activities
Net loss for the period	$(5,370)	$(7,213)	$(12,140)	$(17,960)
Items not affecting cash:
Depreciation and amortization	324	672	1,282	2,006
Amortization of deferred financing costs	80	80	239	239
Loss from discontinued operations	-	3,599	250	5,954
Reduction in exercise price of Note Warrants (Note 6(b))	-	-	305	-
Stock-based compensation	126	171	315	525
Shares issued for services	668	-	668	-
Accretion expense - accrued site closure costs	237	242	711	636
Accretion expense - convertible debenture	271	221	775	850
(Gain) loss on sale of property, plant and equipment	3	42	7	(1,323)
Other	21	-	57	-
Net change in non-cash operating working capital items	470	(614)	(1,243)	1,025
Discontinued operations	-	872	(250)	1,358
Net cash used in operating activities	(3,170)	(1,928)	(9,024)	(6,690)

Investing activities
Property, plant and equipment expenditures	(591)	(1,037)	(5,029)	(4,736)
Proceeds from disposal of property, plant and equipment	-	9	92	2,000
Restricted certificate of deposit and other assets	(525)	(733)	9,488	(1,584)
Discontinued operations	-	(318)	-	1,003
Net cash (used in) provided by investing activities	(1,116)	(2,079)	4,551	(3,317)

Financing activities
Proceeds on issuance of shares	-	-	3,488	5,944
Proceeds from exercise of warrants	240	-	240	-
Notes payable	309	-	309	-
Payments of notes payable	(315)	(192)	(763)	(756)
Funding by Elkhorn Tunnels, LLC (Note 4)	3,050	-	3,050	-
Discontinued operations	-	(368)	-	(1,758)
Net cash (used in) provided by financing activities	3,284	(560)	6,324	3,430

Net (decrease) increase in cash and cash equivalents	(1,002)	(4,567)	1,851	(6,577)
Cash and cash equivalents, beginning of period	2,980	4,876	127	6,886
Cash and cash equivalents, end of period	$1,978	$309	$1,978	$309

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$349	$298	$899	$923
Income taxes paid	$-	$-	$-	$-

During the three and nine months ended September 30, 2006, property, plant and equipment totaling $2,640 was acquired by issuing a promissory note.

During the three months ended September 30, 2005, property, plant and equipment of $99 was acquired under a capital lease agreement.

During the nine months September 30, 2005, the Company issued 1,000,000 shares to Argonaut Mines LLC (“Argonaut”) in connection with the restructuring of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $410 as a result of this transaction.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through (i) issuance of debt and equity securities, (ii) funding from joint venture partners (Note 4), (iii) the sale of the Florida Canyon Mine (an open pit heap leach operation located in the State of Nevada), the Standard Mine (an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine) and four exploration properties located near the Florida Canyon Mine (collectively, the “Nevada Assets”) in November 2005 to Jipangu, Inc. (“Jipangu”) plus (iv) the sale of other surplus assets. The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and equity securities, and/or generate cash flow from Montana Tunnels.

The Company estimates that with its current period end cash balance of $2.0 million supplemented by the monies raised in the equity offerings completed in October and November (as described in more detail in Note 10(a)) and the projected cash positive contribution from the joint ventured Montana Tunnels mine, it will have sufficient funds to finance the current work programs at the Black Fox development project (the “Black Fox Project”) and the Huizopa exploration project (the “Huizopa Project”), as well as corporate overhead. However, the Company will continue to explore financing opportunities to further develop and construct the Black Fox Project and advance its exploration program at the Huizopa Project. Apollo may raise additional funds from the sale of debt or equity securities, which may include Canadian flow-through financing to further fund exploration activities at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

If the Company is unable to generate cash flow from Montana Tunnels and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development of mineral deposits principally in North America. The Company currently owns the Montana Tunnels mine (the “Mine”), an open pit mine and mill located in the State of Montana. Mining in the open pit was suspended in October 2005 due to pit wall instability. Following the suspension of the open pit mine operations the mill produced gold doré and lead-gold and zinc-gold concentrates from low grade ore stockpiles until May 12, 2006. On July 28, 2006, the Company entered into a joint venture agreement (“JV Agreement”) with Elkhorn Tunnels, LLC (“Elkhorn”), an affiliate of Calim Private Equity LLC (“Calim”), in respect of the Mine. With the expected financial contributions from Elkhorn in connection with the joint venture, the Company believes that it will be able to recommence milling operations in early 2007 (see Note 4). Mining operations resumed in September 2006. The Company also owns the Diamond Hill mine, currently on care and maintenance, also located in the State of Montana. In connection with the joint venture agreement that the Company entered into with Elkhorn in respect of the Montana Tunnels mine, the Company entered into an option agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn, pursuant to which the Company granted EGI an option to purchase the Diamond Hill mine for $800,000.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

2.	NATURE OF OPERATIONS (continued)

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

Certain of the comparative figures have been reclassified to conform to the current period presentation.

4.	DUE TO ELKHORN TUNNELS, LLC

(a)	Joint Venture Agreement at Montana Tunnels

On July 28, 2006, the Company entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine which calls for Elkhorn to contribute $13 million over a five-month period. The money contributed will be used initially to remediate the east wall instability problems encountered at the Mine during September and early October 2005, which led to the suspension of mining on October 21, 2005, and thereafter to move the Mine back towards commercial production. Highlights of the JV Agreement are:

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.	DUE TO ELKHORN TUNNELS, LLC (continued)

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

As of September 30, 2006, Elkhorn had contributed $3.1 million in connection with the JV Agreement which contributions are recorded as Due to Elkhorn Tunnels, LLC in the accompanying Consolidated Balance Sheet since Elkhorn’s contributions were short of the $5 million required to earn an interest in the Mine as of such date (see Note 10(b)).

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.	DISCONTINUED OPERATIONS

In November 2005, the Company sold the Nevada Assets to Jipangu for $14.0 million in cash.

The following table presents summarized financial information related to discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue from sale of minerals	$-	$6,582	$-	$14,677
Direct operating costs	-	5,935	-	13,829
Depreciation and amortization	-	-	-	776
Accretion expense	-	280	-	737
Royalty expenses	-	65	-	231
Exploration and business development	-	28	-	217
Gain on sale of property, plant and equipment	-	-	-	(3,615)
Impairment	-	3,861	-	8,425
	-	10,169	-	20,600
Operating loss	-	(3,587)	-	(5,923)
Interest expense	-	(12)	-	(69)
Realized and unrealized gain on commodity contracts	-	-	-	38
Loss on disposal of discontinued operations	-	-	(250)	-
Loss from discontinued operations for the period	$-	$(3,599)	$(250)	$(5,954)

6.	SHARE CAPITAL

(a)	Shares issued in 2006

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(iii)  On August 29, 2006, the Company issued 400,000 common shares for investor relations services at $0.67 per share.

(iv)  On September 12, 2006, the Company issued 925,000 common shares at $0.43 per share to Standard New York Securities, Inc. as a completion fee related to the JV Agreement in respect of MTMI.

(b)	Warrants

The following summarizes outstanding warrants as at September 30, 2006:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
October 19, 2004	1,000,000	1,000,000	$0.80	October 19, 2006
November 4, 2004	1,400,133	1,400,133	0.80	November 4, 2006
December 31, 2004	6,224,999	6,224,999	1.00	December 31, 2006
November 4, 2004	4,413,600	4,413,600	0.40	November 4, 2007
November 4, 2004	240,000	240,000	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
January 7, 2005	3,149,998	3,149,998	1.00	January 7, 2007
	17,824,730	17,824,730
			Exercisable in Cdn$
December 23, 2002	3,000,000	3,000,000	Cdn$ 3.25	December 23, 2006
June 30, 2005	1,250,000	1,250,000	Cdn$ 0.40	June 30, 2007
January 26, 2006	2,000,000	2,000,000	Cdn$ 0.39	January 26, 2008
	6,250,000	6,250,000
	24,074,730	24,074,730

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(c)	Options

A summary of information concerning outstanding stock options at September 30, 2006 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2005	3,874,100	$1.15	1,794,582	$0.80
Options granted	433,000	0.55	-	-
Options cancelled	(342,250)	1.08	(254,061)	0.80
Balances, September 30, 2006	3,964,850	$1.09	1,540,521	$0.80

(i)  Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company.

The following table summarizes information concerning outstanding and exercisable fixed stock options at September 30, 2006:

Options Outstanding			Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
950,000	December 31, 2006	$1.16	950,000	$1.16
686,500	February 18, 2013	2.24	686,500	2.24
261,000	March 10, 2014	2.05	261,000	2.05
25,000	May 19, 2014	1.44	25,000	1.44
23,000	August 10, 2014	0.95	23,000	0.95
1,186,350	March 10, 2015	0.65	593,175	0.65
100,000	August 4, 2015	0.27	50,000	0.27
300,000	December 12, 2015	0.20	-	-
125,000	March 28, 2016	0.65	62,500	0.65
200,000	May 23, 2016	0.53	-	-
108,000	August 10, 2016	0.48	-	-
3,964,850		$1.09	2,651,175	$1.39

(ii)  Performance-based stock option plan

As of September 30, 2006 the 1,540,521 performance-based stock options exercisable at $0.80 were fully vested and have an expiry date of June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Nine months ended September 30,
	2006	2005
Risk free interest rate	3.9%	3.8%
Dividend yield	0%	0%
Volatility	89%	74%
Expected life in years	6	5

7.	INCOME TAXES

The Company did not record a recovery for income taxes for the period ended September 30, 2006 as the net loss carry forwards are fully offset by a valuation allowance.

8.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The Nevada Assets have been reported as discontinued operations (see Note 5). The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at September 30, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$549	$27	$1,402	$1,978
Other non-cash current assets	1,385	64	557	2,006
	1,934	91	1,959	3,984
Property, plant and equipment	15,346	30,026	1,273	46,645
Restricted certificates of deposit	6,950	604	-	7,554
Deferred financing costs	-	-	345	345
Total assets	$24,230	$30,721	$3,577	$58,528

Current liabilities	$5,283	$246	$2,136	$7,665
Due to Elkhorn Tunnels, LLC (Note 4)	3,077	-	-	3,077
Accrued severance	-	-	370	370
Notes payable and convertible debenture	-	55	7,376	7,431
Accrued site closure costs	13,345	368	-	13,713
Total liabilities	$21,705	$669	$9,882	$32,256

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.	SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2005 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$8	$15	$104	$127
Other non-cash current assets	4,218	100	428	4,746
	4,226	115	532	4,873
Property, plant and equipment	13,917	24,794	1,334	40,045
Restricted certificates of deposit	5,465	581	10,997	17,043
Deferred financing costs	-	-	584	584
Total assets	$23,608	$25,490	$13,447	$62,545

Current liabilities	$5,444	$221	$4,746	$10,411
Accrued severance	-	-	383	383
Notes payable and convertible debenture	-	66	6,610	6,676
Accrued site closure costs	12,634	-	-	12,634
Total liabilities	$18,078	$287	$11,739	$30,104

Amounts for the three and nine month periods ended September 30, 2006 and 2005, respectively, are as follows:

	Three months ended September 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$372	$-	$-	$372
Direct operating costs	3,211	-	-	3,211
Depreciation and amortization	298	-	26	324
General and administrative expenses	-	-	997	997
Stock-based compensation	-	-	126	126
Accretion expense - accrued site closure costs	237	-	-	237
Exploration and business development and other	-	-	191	191
	3,746	-	1,340	5,086
Operating loss	(3,374)	-	(1,340)	(4,714)
Interest income	76	-	23	99
Interest expense	(109)	-	(617)	(726)
Foreign exchange loss and other	-	-	(29)	(29)
Loss from continuing operations	$(3,407)	$-	$(1,963)	$(5,370)
Investing activities
Property, plant and equipment expenditures	$2,640	$586	$5	$3,231

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.	SEGMENTED INFORMATION (continued)

	Nine months ended September 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,177	$-	$-	$10,177
Direct operating costs	13,957	-	-	13,957
Depreciation and amortization	1,199	-	83	1,282
General and administrative expenses	-	-	3,279	3,279
Stock-based compensation	-	-	315	315
Accretion expense - accrued site closure costs	711	-	-	711
Exploration and business development and other	-	-	795	795
	15,867	-	4,472	20,339
Operating loss	(5,690)	-	(4,472)	(10,162)
Interest income	190	-	63	253
Interest expense	(127)	-	(1,812)	(1,939)
Foreign exchange loss and other	-	-	(42)	(42)
Loss from continuing operations	$(5,627)	$-	$(6,263)	$(11,890)
Investing activities
Property, plant and equipment expenditures	$2,640	$4,908	$121	$7,669

	Three months ended September 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$13,351	$-	$-	$13,351
Direct operating costs	14,162	-	-	14,162
Depreciation and amortization	615	-	57	672
General and administrative expenses	-	-	866	866
Stock-based compensation	-	-	171	171
Accretion expense	242	-	-	242
Exploration and business development and other	-	-	215	215
	15,019	-	1,309	16,328
Operating loss	(1,668)	-	(1,309)	(2,977)
Interest income	-	-	105	105
Interest expense	(14)	-	(733)	(747)
Foreign exchange loss and other	-	-	5	5
Loss from continuing operations	$(1,682)	$-	$(1,932)	$(3,614)
Investing activities
Property, plant and equipment expenditures	$106	$870	$160	$1,136

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.	SEGMENTED INFORMATION (continued)

	Nine months ended September 30, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$36,264	$-	$-	$36,264
Direct operating costs	40,273	-	-	40,273
Depreciation and amortization	1,885	-	121	2,006
General and administrative expenses	-	-	3,732	3,732
Stock-based compensation	-	-	525	525
Accretion expense	636	-	-	636
Exploration and business development	-	-	731	731
Gain on sale of property, plant and equipment	(1,365)	-	42	(1,323)
	41,429	-	5,151	46,580
Operating loss	(5,165)	-	(5,151)	(10,316)
Interest income	-	-	278	278
Interest expense	(52)	-	(1,888)	(1,940)
Foreign exchange loss and other	-	-	(28)	(28)
Loss from continuing operations	$(5,217)	$-	$(6,789)	$(12,006)
Investing activities
Property, plant and equipment expenditures	$197	$4,359	$689	$5,245

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission for the three and nine month periods ended September 30, 2006 and 2005.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

Consolidated Balance Sheet
September 30, 2006

	Property Plant and Equipment	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at September 30, 2006, Canadian GAAP	$46,645	$345	$7,376	$153,670	$1,809	$10,876	$(141,376)
Impairment of property, plant and equipment, and change in depreciation and amortization(a)	(4,077)	-	-	-	-	-	(4,077)
Black Fox development costs(b)	(21,863)	-	-	-	-	-	(21,863)
Convertible debenture(c)(i)	-	134	966	(1)	(1,809)	123	855
Convertible debenture(c)(ii)	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	(238)	-	-	238
As at September 30, 2006, U.S. GAAP	$20,705	$479	$8,342	$153,431	$-	$31,674	$(186,898)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

 Consolidated Balance Sheet
December 31, 2005

	Property Plant and Equipment	Deferred Financing	Convertible Debenture	Share Capital	Equity Component of Convertible Debentures	Contributed Surplus	Deficit
As at December 31, 2005, Canadian GAAP	$40,045	$584	$6,601	$148,295	$1,809	$10,561	$(129,236)
Impairment of property, plant and equipment, and change in depreciation and amortization(a)	(4,260)	-	-	-	-	-	(4,260)
Black Fox development costs(b)	(19,181)	-	-	-	-	-	(19,181)
Convertible debenture(c)(i)	-	227	1,512	(1)	(1,809)	123	401
Convertible debenture(c)(ii)	-	-	-	-	-	20,675	(20,675)
Flow-through common shares	-	-	-	(238)	-	-	238
As at December 31, 2005, U.S. GAAP	$16,604	$811	$8,113	$148,056	$-	$31,359	$(172,713)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Loss from continuing operations for the period based on Canadian GAAP	$(5,370)	$(3,614)	$(11,890)	$(12,006)
Change in depreciation of property, plant and equipment (a)	-	134	183	432
Black Fox Project development costs (b)	(587)	(871)	(2,682)	(4,359)
Convertible debenture ((c)(i))	161	(416)	454	9
Loss from continuing operations for the period based on U.S. GAAP	(5,796)	(4,767)	(13,935)	(15,924)
Loss from discontinued operations for the period based on Canadian GAAP	-	(3,599)	(250)	(5,954)
Commodity contracts loss (d)	-	-	-	1,340
Standard Mine development costs	-	(526)	-	(840)
Loss from discontinued operations for the period based on U.S. GAAP	-	(4,125)	(250)	(5,454)
Net loss for the period based on U.S. GAAP	$(5,796)	$(8,892)	$(14,185)	$(21,378)
Comprehensive loss	$(5,796)	$(8,892)	$(14,185)	$(21,378)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.05)	$(0.04)	$(0.12)	$(0.16)
Discontinued operations	-	(0.04)	-	(0.05)
Net loss per share - U.S. GAAP, basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.21)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)
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

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $21.9 million has been recorded as at September 30, 2006.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

9.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(f)	Statement of cash flows

Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows. Under U.S. GAAP, these expenditures are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and nine months ended September 30, 2006 would reflect an increase in cash provided by investing activities of $0.6 million and $2.7 million and for the three and nine months ended September 30, 2005 an increase of $0.9 million and $4.4 million, respectively, and a corresponding increase in cash used in operating activities.

(g)	Share-Based Payment

As of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. The adoption of this standard did not impact the Company’s financial position or results of operations.

10.	SUBSEQUENT EVENTS

(a)	Issuance of stock

(i) On October 30, 2006, the Company completed an offering of 2,222,221 flow-through units of the Company at Cdn$0.45 per unit to the MineralFields Group for net proceeds of Cdn$903,000. Each flow-through unit is comprised of one flow-through common share of the Company and one-half of one share purchase warrant, each whole warrant exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months. In connection with this offering, 166,666 broker warrants were issued. Each broker warrant is exercisable at Cdn$0.45 for two years into one equity unit with each equity unit comprised of one common share of the Company and one-half of one share purchase warrant. The broker’s share purchase warrants are exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months.

(ii) On November 9, 2006, the Company completed an offering of approximately 16.7 million units of the Company at $0.30 per unit for net proceeds of approximately $4.6 million. Each unit sold in the offering consists of one common share and one-half of one warrant to purchase one common share at $0.50 exercisable for three years after closing. The warrants contain provisions that provide that, subject to certain exceptions, if the Company sells, grants an option to purchase or otherwise disposes, issues or reprices any common shares (or any securities that are convertible into or exercisable for common shares) at a price per share less than $0.50 per share, then the exercise price of the warrants will be reduced to such price. In connection with this offering, approximately 1.2 million underwriter’s warrants were issued with the same terms as described above.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2006
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

10.	SUBSEQUENT EVENTS (continued)

(b)	Contributions by Elkhorn in respect of the JV Agreement

As of November 14, 2006, Elkhorn has contributed $5,000,000 in connection with the JV Agreement representing an additional $1,950,000 since September 30, 2006 which is sufficient for Elkhorn to earn an initial 15% interest in the Mine (see Note 4).

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

Certain of the comparative figures have been reclassified to conform with the current period presentation.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2006(1)	2005	2006(1)	2005
Gold ounces sold	—	14,104	4,959	39,073
Direct operating costs	n/a(1)	$14,162	$13,957	$40,273
Less: Mining taxes, royalty expenses		345	282	932
By-product credits		6,929	6,906	19,280
Cash operating cost		6,888	6,769	20,061
Cash operating cost per ounce		$488	$1,365	$513
Cash operating costs		6,888	6,769	20,061
Add: Mining taxes, royalty expenses		345	282	932
Total cash costs		7,233	7,051	20,993
Total cash cost per ounce		$513	$1,422	$537
Total cash costs		7,233	7,051	20,993
Add: Depreciation & amortization (operations only)		615	1,199	1,885
Total production costs		7,848	8,250	22,878
Total production cost per ounce		$556	$1,664	$586

(1)The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in the exploration, development and mining of gold. We own the Montana Tunnels mine, an open pit mine and mill located near Helena, Montana, which produced gold doré and lead-gold and zinc-gold concentrates until May 12, 2006. On July 28, 2006, the Company entered into a joint venture agreement (“JV Agreement”) with Elkhorn Tunnels, LLC (“Elkhorn”) in respect of the Montana Tunnels mine. With the expected financial contributions from Elkhorn in connection with the joint venture, the Company believes that it will be able to remediate the pit wall instability and recommence mill operations in February 2007. We also own the Diamond Hill mine, currently on care and maintenance, also located in the State of Montana. In connection with the joint venture agreement that we entered into with Elkhorn in respect of the Montana Tunnels mine, the Company entered into an option agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn, pursuant to which the Company granted EGI an option to purchase the Diamond Hill mine for $800,000.

We also own a development property, the Black Fox project, which is located near the township of Matheson in the Province of Ontario, Canada. Additionally, we own Mexican subsidiaries which own or have the right to acquire concessions of the Huizopa exploration property located in the Sierra Madres in Chihuahua, Mexico.

Recent Events

Montana Tunnels

On July 28, 2006, we entered into a joint venture agreement pursuant to which Elkhorn may make scheduled financial contributions in exchange for up to a 50% interest in the Montana Tunnels mine. With the expected financial contributions from Elkhorn, we plan to bring the Montana Tunnels mine back into production in February 2007. Recruitment of equipment maintenance personnel commenced on August 10, 2006 followed by the hiring of mine operating personnel during the first week of September. On September 10, 2006 remediation within the open pit recommenced and at September 30, 2006, 642,000 tons of waste had been mined. As at November 8, 2006, the tonnage mined had risen to approximately 3,000,000 tons. The overall remediation plan, which was developed in conjunction with a third party consultant Knight Piesold, calls for the unloading of 5,000,000 tons from the upper benches of the open pit to mitigate rock fall hazards. The plan also calls for a new, wider haul ramp and the removal of 2,500,000 tons of waste from the pit bottom. We expect the mill to commence operations in February 2007. As at September 30, 2006, Elkhorn had contributed $3,050,000 towards its earn-in requirement of $13,000,000. As at November 14, 2006, Elkhorn had contributed $5,000,000, which is sufficient for Elkhorn to earn an initial 15% interest in the Montana Tunnels mine.

In connection with the remediation, on August 1, 2006, we financed the purchase of four CAT 785 haul trucks (the “Trucks”) with a $2,640,000 promissory note payable to the Great American Group (the “Great American Note”). The Great American Note accrues interest at the rate of 1.5% per month and matures on December 1, 2006. The Great American Note is secured by the Trucks. We expect to replace the Great American Note with additional financing with a longer maturity.

Black Fox

At Black Fox we continued work on updating the gold resources and new resource and reserve numbers were filed in a Canadian National Instrument 43-101 on August 14, 2006. The new resource and reserve numbers are as follows:

	Tonnes 000’s	Grade g Au/t	Grade Oz Au/t	Ounces
Open Pit - Material
Reserve (1)	3,062	4.56	0.147	448,800
Indicated Resource	2,356	3.27	0.105
Inferred Resource	6,626	4.00	0.129
Underground - Material
Indicated Resource	1,004	9.66	0.311
Inferred Resource	1,228	9.71	0.312

____________
(1) We report no reserves at Black Fox under SEC Industry Guide 7, which requires a final bankable feasibility study.

Non-Reserve Mineral Resources

Cautionary Note to US Investors concerning estimates of Indicated Mineral Resources. This Management’s Discussion and Analysis uses the term “indicated mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources. This Management’s Discussion and Analysis uses the term “inferred mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally minable.

Huizopa

At Huizopa, on February 9, 2006, we entered into an agreement with the Ejido Huizopa (“Ejido”), the owner of 12,800 hectares of land that covers our mining concessions in Huizopa (“Ejido Land”), pursuant to which we have the right to use Ejido Land for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area.

Finance, corporate and other developments

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

On October 30, 2006, the Company completed an offering of 2,222,221 flow-through units of the Company at Cdn$0.45 per unit to the MineralFields Group for net proceeds of Cdn$903,000. Each flow-through unit is comprised of one flow-through common share of the Company and one-half of one share purchase warrant, each whole warrant exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months. In connection with this offering, 166,666 broker warrants were issued. Each broker warrant is exercisable at Cdn$0.45 for two years into one equity unit with each equity unit comprised of one common share of the Company and one-half of one share purchase warrant. The broker’s share purchase warrants are exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months.

On November 9, 2006, the Company completed an offering of approximately 16.7 million units of the Company at $0.30 per unit for net proceeds of approximately $4.6 million. Each unit sold in the offering consists of one common share and one-half of one warrant to purchase one common share at $0.50 exercisable for three years after closing. The warrants contain provisions that provide that, subject to certain exceptions, if the Company sells, grants an option to purchase or otherwise disposes, issues or reprices any common shares (or any securities that are convertible into or exercisable for common shares) at a price per share less than $0.50 per share, then the exercise price of the warrants will be reduced to such price. In connection with this offering, approximately 1.2 million underwriter’s warrants will be issued with the same terms as described above.

Production from Continuing Operations & Metals Price Averages

The table below summarizes our production of gold, silver and other metals, as well as average metal prices, for each period indicated:

	Nine months ended September 30, 2006(1)	Year Ended December 31, 2005	Year Ended December 31, 2004
Production:
Gold (ounces)	4,959	44,099	33,743
Silver (ounces)	116,004	524,722	970,751
Lead (pounds)	1,196,317	10,428,061	10,064,265
Zinc (pounds)	3,040,058	22,380,136	26,222,805
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$603	$445	$409
Silver - London bullion mkt. ($/ounce)	$11.21	$7.31	$6.66
Lead - LME ($/pound)	$0.53	$0.44	$0.40
Zinc - LME ($/pound)	$1.36	$0.63	$0.48

(1) The Montana Tunnels mine ceased production operations on May 12, 2006; therefore, no metal products were produced after that date.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue from the Sale of Minerals.

Revenue from continuing operations for the three months ended September 30, 2006 decreased 97% to $0.4 million from $13.4 million for the same period in 2005. The decrease in revenue is due to the cessation of milling on May 12, 2006 with the revenue recorded in the quarter being a negotiated final adjustment of concentrate deliveries made prior to May 12, 2006.

The following presents the key statistics for the Montana Tunnels operation for the three months ended September 30, 2006 and 2005, respectively:

	Three months ended September 30,
	2006 (1)(2)	2005
Tons mined	641,934	4,217,617
Tons milled	-	1,299,610
Gold grade oz/ton	n/a	0.0150
Zinc grade %	n/a	0.42
Gold ounces	-	14,104
Silver ounces	-	129,736
Lead pounds	-	3,389,443
Zinc pounds	-	7,401,636
Total cash costs per ounce	n/a	$513
Total production costs per ounce	n/a	$556
Total revenue ($millions)	$0.4	$13.4
Capital expenditures ($millions)	$2.6	$0.1

(1) The Montana Tunnels mine recommenced mining operations in September 2006 and mined 641,934 tons of waste.
(2)The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date. Revenue recorded during the third quarter 2006 was from a negotiated final adjustment of concentrate deliveries made prior to May 12, 2006.

The decrease in production in the third quarter 2006 compared to the third quarter 2005 is a result of the cessation of milling in May 2006. Capital expenditures of $2.6 million at the Montana Tunnels mine were for the purchase of four additional haul trucks to be used as part of the remediation of the mine.

Operating Expenses.

Direct Operating Expenses. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the three months ended September 30, 2006 decreased 77% to $3.2 million from $14.2 million for the three months ended September 30, 2005. The decrease in costs is a result of the cessation of all production operations at the Montana Tunnels mine on May 12, 2006 until August 10, 2006 when mining and recruitment of operational personnel recommenced following the signing of the JV agreement with Elkhorn.

Depreciation and Amortization. Depreciation and amortization expenses were $324,000 and $672,000 for the three months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses were $1.0 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively. A decrease in general and administrative expenses due to reduced numbers of personnel and lower audit and accounting expenses was offset by the issuance of 925,000 common shares to Standard New York Securities Inc., valued at $400,000, issued as payment of fees for services provided in connection with Montana Tunnels joint venture.

Stock-Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Stock-based compensation was $126,000 and $171,000 for the three months ended September 30, 2006 and 2005, respectively.

Accretion Expense. Accrued accretion expense was $237,000 for the three months ended September 30, 2006 compared to $242,000 for the same period in 2005, respectively, primarily due to accrued site closure costs at the Montana Tunnels mine.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled $188,000 and $173,000 for the three months ended September 30, 2006 and 2005, respectively. The expenses have remained relatively the same from 2005 as there has been no increase in activity at our Huizopa exploration project.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 69% to $5.1 million for the three months ended September 30, 2006, from $16.3 million for the three months ended September 30, 2005.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $99,000 and interest expense of $726,000 during the three months ended September 30, 2006 compared to $105,000 in interest income and $747,000 in interest expense during the three months ended September 30, 2005. Included in interest expense for the three months ended September 30, 2006 is $76,000 for the $2.6 million financing of the purchase of four additional haul trucks at Montana Tunnels, most of the remainder being interest accretion on the convertible debenture.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $5.4 million, or $0.04 per share, for the three months ended September 30, 2006, as compared to a loss of $3.6 million, or $0.04 per share, for the three months ended September 30, 2005.

Loss from Discontinued Operations.

For the three months ended September 30, 2006, loss from discontinued operations was nil, compared to a loss of $3.6 million, or $0.03 per share, for the three months ended September 30, 2005.

Florida Canyon Mine and Standard Mine. As part of the sale of the Nevada assets, the Florida Canyon and Standard mines were sold on November 18, 2005 and therefore had no activity in the three month period ended September 30, 2006. For the three months ended September 30, 2005 revenues at these two mines were $6.6 million and operating costs were $10.2 million.

Net Loss.

For the three months ended September 30, 2006, we incurred a net loss of $5.4 million, or $0.04 per share, as compared to a net loss of $7.2 million, or $0.07 per share, for the three months ended September 30, 2005.

Nine months Ended September 30, 2006 Compared to the Nine months Ended September 30, 2005

Revenue from the Sale of Minerals.

Revenue from continuing operations for the nine months ended September 30, 2006 decreased 72% to $10.2 million from $36.3 million for the same period in 2005. The decrease in revenue is due to the cessation of milling on May 12, 2006 and milling lower grade stockpiled ore until the cessation of milling.

The following presents the key statistics for the Montana Tunnels operation for the nine months ended September 30, 2006 and 2005, respectively:

	Nine months ended September 30,
	2006 (1)(2)	2005
Tons mined	3,256,605	13,606,591
Tons milled	1,426,512	3,965,389
Gold grade oz/ton	0.0078	0.014
Zinc grade %	0.20	0.36
Gold ounces	4,959	39,073
Silver ounces	116,004	421,479
Lead pounds	1,196,317	9,273,121
Zinc pounds	3,084,152	19,800,021
Total cash costs per ounce	$1,422	$537
Total production costs per ounce	$1,664	$586
Total revenue ($millions)	$10.2	$36.3
Capital expenditures ($millions)	$2.6	$0.2

(1) The Montana Tunnels mine recommenced mining operations in September 2006.
(2) The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.

The decrease in production at the Montana Tunnels mine for the nine months ended September 30, 2006 compared to the same period 2005 is a result of the discontinuation of mining in October 2005 and the cessation of milling in May 2006. The increase in cash and production costs per ounce are mainly the result of (1) milling lower grade ore through May 12, 2006, (2) holding costs of the mine after metal production ceased and (3) waste removal as part of the remediation of the open pit during September 2006.

Operating Expenses.

Direct Operating Expenses. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the nine months ended September 30, 2006 decreased 65% to $14.0 million from $40.3 million for the nine months ended September 30, 2005. The decrease in costs is a result of (1) ceasing mining in the open pit in October 2005 and (2) ceasing all production operations at the Montana Tunnels mine on May 12, 2006 until August 10, 2006 when recruitment of operational personnel began and mining recommenced September 2006 following the signing of the JV agreement with Elkhorn.

Depreciation and Amortization. Depreciation and amortization expenses were $1.3 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses were $3.3 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease is due to a reduction in the number of personnel and lower audit and accounting expenses, which was partially offset by an increase in legal and other professional services.

Stock-Based Compensation. In January 2004, the Company adopted the fair value method of accounting for stock options as set out in CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments. Stock-based compensation was $315,000 and $525,000 for the nine months ended September 30, 2006 and 2005, respectively. This decrease is due to a reduction in personnel.

Accretion Expense. Accrued accretion expense was $711,000 compared to $636,000 for the nine months ended September 30, 2006 and 2005, respectively, primarily due to accrued site closure costs at the Montana Tunnels mine.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled $788,000 and $731,000 for the nine months ended September 30, 2006 and 2005, respectively.

Gain on Sale of Property, Plant and Equipment. A $1.3 million gain on the sale of spare mining equipment at Montana Tunnels was realized during the nine months ended September 30, 2005, while during the same period in 2006, a loss of $7,000 was realized.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 56% to $20.3 million for the nine months ended September 30, 2006, from $46.6 million for the nine months ended September 30, 2005.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $253,000 and interest expense of $1.9 million during the nine months ended September 30, 2006 compared to $278,000 in interest income and $1.9 million in interest expense during the nine months ended September 30, 2005.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $11.9 million, or $0.10 per share, for the nine months ended September 30, 2006, as compared to a loss of $12.0 million, or $0.12 per share, for the nine months ended September 30, 2005.

Loss from Discontinued Operations.

For the nine months ended September 30, 2006, loss from discontinued operations was $0.3 million, compared to a loss of $6.0 million, or $0.06 per share, for the nine months ended September 30, 2005.

Florida Canyon Mine and Standard Mine. As part of the sale of the Nevada assets, the Florida Canyon and Standard mines were sold on November 18, 2005 and therefore had no activity during the nine month period ended September 30, 2006. For the nine months ended September 30, 2005 revenues at these two mines were $14.7 million and operating costs were $20.6 million.

Net Loss.

For the nine months ended September 30, 2006, we incurred a net loss of $12.1 million, or $0.10 per share, as compared to a net loss of $18.0 million, or $0.18 per share, for the nine months ended September 30, 2005.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities, funding from joint venture partners, the sale of the Nevada assets and the sale of surplus assets. At September 30, 2006, we had cash of $2.0 million, compared to cash of $0.1 million at December 31, 2005. The increase in cash since December 31, 2005 is primarily the result of investing cash inflows of $4.6 million and financing cash inflows of $6.3 million, offset by operating cash outflows of $9.0 million.

During the nine months ended September 30, 2006, investing activities totaled $4.6 million. The $11.0 million held as cash collateral security for the Debentures that was in restricted cash at December 31, 2005, was released in January 2006. Capital expenditures for the further development of the Black Fox project were $4.9 million, which included the final payment of $2.6 million to the former owners of Black Fox. Investing activities includes $1.4 million for the funding of the Montana Tunnels reclamation liability.

During the nine months ended September 30, 2006, financing activities provided $6.3 million in cash, which includes $3.5 million from the completion of a private placement with Jipangu for 11,650,000 equity units at $0.30 (Cdn$0.35) per share. Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company. Contributions from Elkhorn in connection with the Montana Tunnels joint venture were $3.1 million. Payments of notes payable accounted for a cash outflow of $0.8 million. Additionally, we financed the purchase of four haul trucks with a $2.6 million promissory note due December 1, 2006. We expect to replace the note with additional longer term financing.

We estimate that with our current period end cash balance of $2.0 million supplemented by the monies raised in the equity offerings completed in October and November (as described in more detail in Note 10(a) to the financial statements) and the projected cash positive contribution from the joint ventured Montana Tunnels mine, we will have sufficient funds to finance the current work programs at the Black Fox development project (the “Black Fox Project”) and the Huizopa exploration project (the “Huizopa Project”), as well as corporate overhead. However, we will continue to explore financing opportunities to further develop and construct the Black Fox Project and continue our exploration program at the Huizopa Project. We may raise additional funds from the sale of debt or equity securities, which may include Canadian flow-through financing to further fund exploration activities at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

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

CONTRACTUAL OBLIGATIONS

The Company has several outstanding equipment leases and financings. In connection with the remediation of the open pit at Montana Tunnels, we financed the purchase of four CAT 785 haul trucks (the “Trucks”) on August 1, 2006, with a $2,640,000 promissory note payable to the Great American Group (the “Great American Note”). The Great American Note accrues interest at the rate of 1.5% per month and matures on December 1, 2006. The Great American Note is secured by the Trucks. We expect to replace the Great American Note with additional financing with a longer maturity.

OFF BALANCE SHEET ARRANGEMENTS

On July 28, 2006, the Company entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine (“the Mine”) which calls for Elkhorn to contribute $13 million over a five-month period. The money contributed will be used initially to remediate the east wall instability problems encountered at the Mine during September and early October 2005, which led to the suspension of mining on October 21, 2005, and thereafter to move the Mine back towards commercial production. If Elkhorn were to fail to make its financial contributions, the Company would be required to seek other financing sources to obtain the funds necessary to remediate the Mine and bring it back into commercial production. Highlights of the JV Agreement are:

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

As of September 30, 2006, Elkhorn had contributed $3.1 million in connection with the JV Agreement which contributions are recorded as Due to Elkhorn Tunnels, LLC in the Consolidated Balance Sheet since Elkhorn’s contributions were short of the $5 million required to earn an interest in the Mine as of such date. As of November 14, 2006, Elkhorn has contributed $5.0 million in connection with the JV Agreement, representing an additional $1.9 million since September 30, 2006, which is sufficient for Elkhorn to earn an initial 15% interest in the Mine.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of September 30, 2006, we have accrued $13.7 million related to reclamation, severance and other closure requirements at Montana Tunnels ($13.3 million) and Black Fox ($0.4 million), an increase of $1.1 million from December 31, 2005. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.5 million at September 30, 2006. We have accrued the present value of management’s estimate of the liability as of September 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates and commodity price fluctuations.

Interest Rate Risk

Other than a convertible debenture with a fixed coupon rate of 12% per annum and the 1.5% per month Great American Note which was issued on August 1, 2006, we have minimal debt and thus no material interest rate exposure related to debt. When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian governments and their agencies on both a fixed and variable interest rate basis. Our restricted certificates of deposit are invested in long-term debt instruments of the United States and Canadian governments and their agencies on a fixed interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2006, a one percent change in interest rates would result in a $50,000 change in interest income. We may in the future actively manage our exposure to interest rate risk.

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

Changes in Internal Control

Related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine ceased production operations, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing additions have been made and staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine are being determined.

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

We have experienced operational problems at our Montana Tunnels mine and temporarily ceased production operations.

Since the sale of our Nevada assets in November 2005, all of our revenues have been derived from our milling operations at the Montana Tunnels mine, which is a low grade mine. Historically, the Montana Tunnels mine has been unprofitable. During 2004, we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings. Throughout 2005, we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005 for safety reasons due to increased wall activity in the open pit. After the suspension of mining and until May 12, 2006, we were able to continue to produce gold doré, lead-gold and zinc-gold concentrates from milling low grade stockpiled ore. However, on May 12, 2006, all operations ceased at the Mine and it was placed on care and maintenance. On July 28, 2006, we entered into a joint venture agreement with Elkhorn Tunnels, LLC, an affiliate of Calim Private Equity LLC, in respect of the Montana Tunnels mine pursuant to which Elkhorn is making scheduled financial contributions in exchange for up to a fifty percent interest in the Mine. Recruitment of equipment maintenance personnel commenced on August 10, 2006 followed by the hiring of mine operating personnel during the first week of September. On September 10, 2006 remediation within the open pit recommenced. With the expected financial contributions from Elkhorn under joint venture agreement, we believe that we will be able to remediate the pit wall instability and recommence mill operations in early 2007. However, there can be no assurances that our joint venture partner will make the expected financial contributions or that we will be able to remediate the pit wall instability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

APOLLO GOLD CORPORATION

Date: November 14, 2006	/s/ R. DAVID RUSSELL
R. David Russell, President and
Chief Executive Officer

Date: November 14, 2006	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act