Form 10-K
period 2006-12-31
APOLLO GOLD CORP
filed 2007-04-02
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number: 001-31593

Apollo Gold Corporation
(Exact name of registrant as specified in its charter)

Yukon Territory	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $61,596,497 based upon the closing sale price of the common stock as reported by the American Stock Exchange on that date.

As of March 20, 2007, the registrant had 143,467,186 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States (“U.S.”) dollars. Unless otherwise indicated Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the U.S. (“U.S. GAAP”) and those applied in Canada, as applicable to Apollo Gold Corporation, are discussed in Note 21 to the Consolidated Financial Statements.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” and similar expressions identify forward-looking statements. These statements include comments regarding:

•	future cash flow from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	cash operating costs;

•	total cash costs;

•	grade;

•	feasibility studies;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain financing to fund our estimated expenditure and capital requirements;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

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

NI 43-101 Definitions

indicated mineral resource
The term “indicated mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

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

measured mineral resource
The term “measured mineral resource” refers to that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

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

[1] For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

[2] Industry Guide 7 does not require designation of a qualified person.

[3] This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

breccia	rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix

call	a financial instrument that provides the right, but not the obligation, to buy a specified number of ounces of gold at a specified price

clasts	fragments of a pre-existing rock or fossil embedded within another rock

concentrate	a processing product containing the valuable ore mineral from which most of the waste mineral has been eliminated

cretaceous	the third and latest of the periods in the Mesozoic era

cut off or cut-off grade	when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit

diatreme	an upward sloping passage forced through sedimentary rock by volcanic activity

doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold

fault	a rock fracture along which there has been displacement

feasibility study	a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues, and risks

fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

footwall	a geologic or mining term meaning the rock below a fault or vein, or underlying a natural feature, or the mining floor

formation	a distinct layer of sedimentary rock of similar composition

geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere

geotechnical	the study of ground stability

grade	quantity of metal per unit weight of host rock

heap leach
a mineral processing method involving the crushing and stacking of ore on an impermeable liner upon which solutions are sprayed to dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals

heterolithic	having more than one, differing kinds of rock components

host rock	the rock containing a mineral or an ore body

hydrothermal	the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

induced polarization	a method of conducting geophysics and locating drilling targets

intercalated	said of layered material that exists or is introduced between layers of a different character

latitic composition	igneous rock composed largely of equal amounts of orthoclase and plagioclase feldspar minerals and less than 10% quartz

mafic	pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals

mapping or geologic mapping	the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities

mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form

mineralogy	the science of minerals

mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals

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

SAG	semi-autogenous grinding, a method of grinding rock into fine particles, in which the grinding media consists of steel balls

SEC Industry Guide 7	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations

sedimentary rock	rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and redeposited

skarn	a rock of complex mineral composition

stratigraphy	the branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth’s crust

strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

strip	to remove overburden in order to expose ore

subangular	somewhat angular, free from sharp angles but not smoothly rounded

sulfide	a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

variogram	graphical representation of the rate of change of grade with distance which is used to define parameters for controlling sample layout and resource modeling

vein	a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz

volcanic lastics	volcanic rocks containing significant amounts of rock fragments that have been moved from their place of origin during volcanic activity

volcanic rock	originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations could be used herein:

Ag	= silver	m	= meter
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	T	= tonne
kg	= kilogram	t	= ton
lb	= pound	Zn	= zinc
m	= meter

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

Apollo is engaged in gold mining including extraction, processing, refining and the production of by-product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (“Mine”), which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”). The Mine is an open pit mine and mill producing gold doré and lead-gold and zinc-gold concentrates. See Item 2 “Description of Properties” for further information.

Apollo has a development project, the Black Fox project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project, located in the Sierra Madres in Chihuahua, Mexico.

BACKGROUND

Apollo Gold Corporation

The following chart illustrates the operations and principal operating subsidiaries and their jurisdictions of incorporation. Apollo owns 100% of the voting securities of each subsidiary.

APOLLO GOLD GROUP
(as of March 20, 2007)

APOLLO GOLD CORPORATION: American Stock Exchange and Toronto Stock Exchange listed holding company which owns and operates the Black Fox development property.

APOLLO GOLD, INC.: Holding company, employs executive officers and furnishes corporate services to Apollo Gold Corporation and its subsidiaries.

MONTANA TUNNELS MINING, INC.: Owns a 50% interest in and operates the Montana Tunnels mine and owns the Diamond Hill mine. The Montana Tunnels mine is subject to a joint venture agreement with Elkhorn who has a 50% beneficial interest in the Mine.

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

	Year Ended December 31,
Product Category	2006	2005	2004
Gold	32%	46%	37%
Zinc	47%	34%	34%
Silver, lead and other metals	21%	20%	29%

The table below summarizes Montana Tunnels’ metals production and average metals prices for the periods indicated.

	Year Ended December 31,
	2006(1)	2005	2004
Production Summary
Gold ounces	4,959	44,099	33,743
Silver ounces	116,004	524,722	970,751
Lead pounds	1,196,317	10,428,061	10,064,265
Zinc pounds	3,040,058	22,380,136	26,222,805
(1) The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.
Average metals prices
Gold - London Bullion Mkt. ($/ounce)	$604	$445	$409
Silver - London Bullion Mkt. ($/ounce)	$11.55	$7.31	$6.66
Lead - LME Cash ($/pound)	$0.58	$0.44	$0.40
Zinc - LME Cash ($/pound)	$1.49	$0.63	$0.48

Gold

Montana Tunnels produced 4,959, 44,099, and 33,743 ounces of gold during the years ended December 31, 2006, 2005, and 2004, respectively.

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

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average
1997	$362	$283	$331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409
2005	537	411	445
2006	725	525	604
2007*	686	608	648

* Through March 15, 2007

Zinc

Production from the Montana Tunnels mine also includes the extraction, processing and sale of zinc and lead contained in sulfide concentrates. The mine produced approximately 3,000,000, 22,400,000 and 26,200,000 pounds of payable zinc in 2006, 2005 and 2004, respectively.

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

Annual Global Supply/ Demand Balance for Zinc, 2002-2006

	2006	2005	2004	2003	2002
	(000 tonnes)
Refined Consumption	11,285	10,629	10,651	9,848	9,376
Refined Production	10,867	10,255	10,357	9,870	9,710
Release of Inv. Stocks	30	29	12	7	3
Increase (Decrease) World Stock	(388)	(345)	(282)	29	337
LME Stocks - Total	88	394	629	740	651
- Weeks’ consumption	0.4	1.9	3.1	3.9	3.6
Reported Stocks - Total	420	808	1,039	1,159	1,095
- Weeks’ consumption	1.9	4.0	5.1	6.1	6.1
LME cash price - $/tonne	3,273	1,380	1,048	828	779
- cents/lb	148.5	62.6	47.5	37.6	35.3

Data Source: Standard Bank Metals Report.

Zinc Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices of zinc in U.S. dollars per pound:

	Zinc
Year	High	Low
2001	0.48	0.33
2002	0.42	0.33
2003	0.46	0.34
2004	0.56	0.42
2005	0.86	0.53
2006	1.93	1.43
2007*	1.93	1.38

* Through March 15, 2007

Silver

Montana Tunnels produced 116,004, 524,722 and 970,751 ounces of silver in the years ended December 31, 2006, 2005 and 2004, respectively. The silver production is derived from the gold doré as well as the lead and zinc concentrates.

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

	Silver
Year	High	Low
2001	4.83	4.03
2002	5.13	4.22
2003	5.99	4.35
2004	8.29	5.49
2005	9.22	6.39
2006	14.94	8.83
2007*	14.58	12.21

* Through March 15, 2007

Lead

Production from Montana Tunnels also includes the extraction, processing and sale of lead contained in sulfide concentrates. Montana Tunnels produced approximately 1,200,000, 10,400,000 and 10,100,000 pounds of payable lead in 2006, 2005 and 2004, respectively.

The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics.

Annual Global Supply/ Demand Balance for Lead, 2002-2006

	2006	2005	2004	2003	2002
	(000 tonnes)
Refined Consumption	8,048	7,616	7,257	6,826	6,642
Refined Production	8,102	7,541	6,955	6,748	6,670
Release of Stock	10	36	56	60	6
Increase (Decrease) Stock	64	(39)	(246)	(18)	34
LME Stocks - Total	41	44	40	109	184
- Weeks’ consumption	0.3	0.3	0.3	0.8	1.4
Reported Stocks - Total	378	314	298	407	483
- Weeks’ consumption	2.4	2.1	2.1	3.1	3.8
LME cash price - $/tonne	1,288	976	887	516	453
- cents/lb	58.4	44.3	40.2	23.4	20.5

Data Source: Standard Bank Metals Report.

Lead Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices for lead in U.S. dollars per pound.

	Lead
Year	High	Low
2001	0.24	0.20
2002	0.24	0.18
2003	0.34	0.19
2004	0.45	0.29
2005	0.49	0.41
2006	0.79	0.71
2007*	0.91	0.71

* Through March 15, 2007

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

The lead and zinc concentrates are shipped by rail for smelting to Teck Cominco Metals Ltd. in Trail, British Columbia, Canada, approximately five hours from the Montana Tunnels mine. Our contract with Teck Cominco expires in March 2009. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information.

Mineral Reserves

Our proven and probable mineral reserves are estimated in conformance with definitions set out in NI 43-101 and on a basis consistent with the definition of proven and probable mineral reserves set forth in SEC Industry Guide 7. See our “Glossary of Terms.”

The estimates of our mineral reserves are prepared by Apollo based on information compiled and/or validated by Mr. Richard F. Nanna, our employee and Senior Vice President of Exploration. Mr. Nanna is a professional geologist with 33 years of experience and a registered Professional Geologist in the State of Washington. Mr. Nanna is considered a qualified person under NI 43-101.

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

The following table sets forth the estimated mineral reserves attributable to the interest held by Apollo.

Proven and Probable Reserves - Gold Ounces

		Year Ended December 31,
Mines	Apollo interest	2006	2005	2004
Montana Tunnels	50%	275,850	535,900	643,800
Black Fox Project	100%	448,800	457,100	457,100
Apollo Gold - Total		724,650	993,000	1,100,900

Montana Tunnels Reserves

The end-of-year 2006 reserves are 17.85 million tons containing 275,850 ounces of gold and 212 million pounds of zinc. The grade model was not modified in 2006 as no new definition drilling was conducted during the year.

Montana Tunnels Mine Reserve Statement at December 31, 2006(1)
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/t	Ag oz Ag/t	Pb %	Zn %	Ounces Au 000’s
L Pit	Proven	5,167.9	0.016	0.169	0.219	0.587	82.4
Mill Stockpile	Proven	10.9	0.008	0.330	0.110	0.190	0.1
Subtotal	Proven	5,178.8	0.016	0.169	0.219	0.587	82.5

L Pit	Probable	107.2	0.015	0.180	0.209	0.509	1.6
M Pit	Probable	12,560.2	0.015	0.227	0.166	0.578	191.8
Subtotal	Probable	12,667.4	0.015	0.227	0.166	0.577	193.4

Total	Proven + Probable	17,846.2	0.016	0.210	0.181	0.580	275.9

 (1) Recovery rates are expected to be 80% for gold, 71% for silver, 85% for lead, and 84% for zinc.

The past three years average metal prices were used for the calculation of the year-end 2006 reserves, which are as follows:

Gold - $485/oz.    Silver - $8.50/oz.    Lead - $0.47/lb.    Zinc - $0.87/lb.

Black Fox Reserves

The proven and probable mineral reserves estimates disclosed below for Black Fox were in an NI 43-101 report completed in August 2006 and were calculated based on a gold price of $550 per ounce. At the present time, we expect to update the reserves in second quarter 2007 and issue an NI 43-101 report within 45 days of publishing the reserves for Black Fox. We expect the NI 43-101 report to reflect an increase in reserves based on the inclusion of underground material in addition to the open pit. In addition, following the issue of the new reserves we expect that a feasibility study will be completed by the end of 2007.

Black Fox Total Mineral Resource Summary

	Tonnes 000’s	Grade G Au/t	Ounces
Open Pit - Material
Reserve	3,062	4.56	448,800
Indicated Resource	2,356	3.27
Inferred Resource	6,626	4.00
Underground - Material
Indicated Resource	1,004	9.66
Inferred Resource	1,228	9.71

(1) Cautionary Note to US Investors concerning estimates of Indicated Mineral Resources. This press release uses the term“indicated mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

(2) Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources. This press release uses the term “inferred mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally minable.

The resources shown utilize a 0.90 grams of gold per tonne (“g Au/t”) cut off for open pit material, and a 3.0 g Au/t cut off for underground material.

The open pit reserves of 448,800 gold ounces are in a pre-feasibility study completed by Mine Development Associates (“MDA”), a mining engineering firm based in Reno, Nevada as part of the NI 43-101. The study indicates an economic project based on a gold price of $550 per ounce.

Pit optimization studies were completed utilizing the following parameters for the deposit:

•	Overburden mining costs - $1.25 per tonne of material;

•	Rock mining costs - $1.50 per tonne of material;

•	Processing costs - $12.16 per tonne ore;

•	General administration costs - $4.50 per tonne ore;

•	Plant gold recovery - 96%; and

•	Assume 50% of existing underground workings backfilled with material having a density of 2.0.

Black Fox Open Pit Economics - Own Mill - Reserve Ounces Only (base case)

The economics, using the open pit reserves only, at a gold price of $550 per ounce utilizing an on site mill processing facility with a capacity of 1,500 tonnes per day and tailings facility has a positive Net Present Value (“NPV”) of $36 million at a 5% discount rate and an Internal Rate of Return (“IRR”) of 21.63%.

Employee Relations

As of December 31, 2006, we had approximately 160 employees, including 5 employees at our principal executive office in Greenwood Village, Colorado.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically explore, acquire and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher turnover and greater labor costs.

Available Information

We make available, free of charge, on or through our Internet website links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.apollogold.com.  Our code of business conduct and ethics is located on our website. To the extent permitted, we intend to post on our website any amendments to, or waivers from, our code of business conduct and ethics. Our internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

In 2006 a major restructuring and streamlining at the corporate office significantly changed the design and structure of our internal controls and procedures at the corporate level. Also, following the closure of the mill in May 2006 and placing the Montana Tunnels mine on care and maintenance and the subsequent resumption of mining activities at the mine in September 2006, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine are being determined. This material weakness could result in the misstatement of assets, liabilities, shareholders’ equity or expenses that would result in a misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.

As a non-accelerated filer, compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 has been deferred and we will be subject to the requirements in our Annual Report on Form 10-K for fiscal year 2007.

The market price of our common shares could experience volatility and could decline significantly.

Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Our share price has declined significantly since 2004. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold and zinc prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

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

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

As of March 20, 2007, approximately 46 million additional common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.20 to $2.24. In addition, there are approximately 11.7 million common shares issuable upon the conversion of the $8,731,000 outstanding principal amount of our Series B Convertible Debentures at the option of the holder at a conversion price of $0.75 per share and approximately 17.2 million common shares issuable upon the conversion of the $8,580,000 outstanding principal of the convertible debentures issued February 23, 2007 at the option of the holder at a conversion price of $0.50 per share. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

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

Since our inception through a merger in June 2002, we have incurred significant losses and we expect significant losses to continue for the foreseeable future. Our net losses were $15,587,000, $22,208,000, and $31,007,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There can be no assurance that we will achieve or sustain profitability in the future.

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

We historically have derived all of our revenues from the sale of gold, silver, lead and zinc and our development and exploration activities are focused on gold. As a result, our future earnings are directly related to the price of gold. Changes in the price of gold significantly affect our profitability. Gold prices historically have fluctuated widely, based on numerous industry factors including:

•	industrial and jewelry demand;

•	central bank lending, sales and purchases of gold;

•	forward sales of gold by producers and speculators;

•	production and cost levels in major gold-producing regions; and

•	rapid short-term changes in supply and demand because of speculative or hedging activities

Gold prices are also affected by macroeconomic factors, including:

•	confidence in the global monetary system;

•	expectations of the future rate of inflation (if any);

•	the strength of, and confidence in, the U.S. dollar (the currency in which the price of gold is generally quoted) and other currencies;

•	interest rates; and

•	global or regional political or economic events, including but not limited to acts of terrorism

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

Each of these factors also applies to future development properties not yet in production and to the Montana Tunnels mine expansion. In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

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

Since the sale of our Florida Canyon and Standard mines in November 2005, all of our revenues have been derived from our milling operations at the Montana Tunnels mine, which is a low grade mine. Historically, the Montana Tunnels mine has been unprofitable. During 2004, we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings. Throughout 2005, we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005 for safety reasons due to increased wall activity in the open pit. After the suspension of mining and until May 12, 2006, we were able to continue to produce gold doré, lead-gold and zinc-gold concentrates from milling low grade stockpiled ore. However, on May 12, 2006, all operations ceased at the mine and it was placed on care and maintenance. On July 28, 2006, we entered into a joint venture agreement with Elkhorn Tunnels, LLC, in respect of the Montana Tunnels mine pursuant to which Elkhorn Tunnels made financial contributions in exchange for a fifty percent interest in the mine. Mill operations recommenced in March 2007, however there can be no assurances that we will not encounter additional operational problems at our Montana Tunnels mine.

We do not currently have and may not be able to raise the funds necessary to explore and develop our Black Fox and Huizopa properties.

We do not currently have sufficient funds to complete all of our planned exploration activities at Black Fox and Huizopa or to develop a mine at Black Fox. The development of Black Fox and exploration of Huizopa will require significant capital expenditures. Sources of external financing may include bank and nonbank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

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

While we have no reason to believe that the existence and extent of any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them and, in September 2006, some of our claims at our Black Fox project were listed as reopened for staking on the Ministry of Northern Development and Mines (MNDM) website. Five of these claims totaling 185 acres were immediately staked by local prospectors. None of the reserves or resources at our Black Fox project are located on the properties related to these claims. It is our opinion that these claims were erroneously listed as reopened and overstaked and we are working diligently with the MNDM to correct the overstaking.

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

Such risks could result in personal injury, environmental damage, damage to and destruction of production facilities, delays in mining and liability. For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain current levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally too expensive or not available for us and other companies in our industry, and, therefore, we do not maintain environmental insurance. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we are unable to fully pay for the cost of remediating an environmental problem, we might be required to suspend or significantly curtail operations or enter into other interim compliance measures.

You could have difficulty or be unable to enforce certain civil liabilities on us, certain of our directors and our experts.

We are a Yukon Territory, Canada, corporation. Some of our assets are located outside of Canada and our head office is located in the United States. Additionally, a number of our directors and the experts named in this Annual Report on Form 10-K are residents of Canada. Although we have appointed Lackowicz, Shier & Hoffman as our agents for service of process in the Yukon Territory, it might not be possible for investors to collect judgments obtained in Canadian courts predicated on the civil liability provisions of securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon such directors and experts. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts named in this Annual Report on Form 10-K, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 2. DESCRIPTION OF PROPERTIES

Maps of Operations and Properties

The maps below show the locations of the Montana Tunnels mine, the Black Fox project and the Huizopa project in North America. These properties are described in further detail below.

Figure 1 - Property locations in North America

Montana Tunnels Mine

The mine was originally owned, constructed and operated in 1987 by Pegasus Gold, a mining company incorporated in Canada. In 1998, Pegasus filed for bankruptcy and in 2002, Apollo purchased Montana Tunnels Mining, Inc., the owner and operator of the Montana Tunnels mine.

Figure 2 - Montana Tunnels mine location in Montana, U.S.

Blossburg
Helena
12
East Helena
12
Montana City
15
Clancy
Montana Tunnels
MTMI
Corbin
Jefferson City
Wickes
15
Crow
Peak
Basin
Boulder
Haystack
Mountain
69

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn Tunnels LLC (“Elkhorn”), in respect of the Mine. The JV Agreement called for Elkhorn to contribute $13 million in return for a 50% interest in the Mine.

As of December 31, 2006, Elkhorn had contributed $9.27 million and Apollo and Elkhorn agreed to amend the JV Agreement effective December 31, 2006 such that Elkhorn committed to complete the full funding of $13 million by executing a promissory note for $3.73 million to evidence its obligation to complete its contribution. On January 4, 2007 Elkhorn paid $1.73 million of the promissory note with the balance of $2.0 million being paid on February 23, 2007.

Location

The Mine is an open pit, poly-metallic mine and mill located about five miles west of Jefferson City, Montana. The Mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, Jefferson County. The Mine’s elevation ranges from 5,200 to 6,300 feet with moderately mountainous topography. The Mine is easily accessible by way of interstate highway and paved roads. The mine and mill receive power supply from Northwestern Energy from overland power lines.

Production

At the Montana Tunnels mine the open pit mining activity was suspended on October 21, 2005 for safety reasons due to increased wall activity on the eastern side of the open pit. Following the suspension of mining, the mill continued to process ore from stockpiled material and produce gold doré and lead-gold and zinc-gold concentrates until May 12, 2006 when all operations ceased and the property was placed on care and maintenance. For the year ended December 31, 2006, a total of 4,959 ounces of gold, 116,004 ounces of silver, 1,196,317 lbs of lead and 3,040,058 lbs of zinc were produced.

Following the signing of the JV Agreement the Mine commenced an open pit wall remediation program on August 10, 2006, which called for removal of approximately 7 million tons of waste over a six month period and encompassed the laying back of the east and south east sectors of the pit wall and rebuilding the access ramp. In August 2006 key maintenance personnel were hired to repair the mobile equipment fleet followed by the hiring of mine operating personnel during September 2006. On September 10, 2006, the first bench was blasted and waste rock removal began along with the construction of a new ramp access to the open-pit ore reserves which are at the pit bottom. As at December 31, 2006, we had excavated approximately 5.8 million tons of remediation waste and were working on the ramp system below switchback # 4 which is 100 feet above accessing the open pit bottom and the ore body. Upon reaching the open pit bottom in January 2007, waste material removal commenced to expose the ore body. Mill personnel were hired in late 2006 and early 2007 to begin maintenance work in preparation for the mill start up which occurred on March 1, 2007.

Montana Tunnels Mine Production History

Year Ended December 31,
Year	Milled Tons 000’s	Au Oz Au/t	Oz Au 000’s	Ag Oz Ag/t	Oz Ag 000’s	Pb %	Tons Pb 000’s	Zn %	Tons Zn 000’s
2006	1,427	0.0078	5.0	0.17	116.0	0.10	0.6	0.20	1.5
2005	4,955	0.0129	44.1	0.19	524.7	0.15	5.2	0.34	11.2
2004	5,394	0.0096	33.7	0.32	970.8	0.14	5.0	0.37	13.1

	Year Ended December 31,
Payable Metal	2006	2005	2004
Gold (oz)	4,959	44,099	33,743
Silver (oz)	116,004	524,722	970,751
Lead (lb)	1,196,317	10,428,061	10,064,265
Zinc (lb)	3,040,058	22,380,136	26,222,805

	Year Ended December 31,
	2006(1)	2005	2004
Total Cost/Ton Ore Processed	$7.08	$9.46	$9.47
Cash Operating Cost/Oz Gold	$643	$529	$798
Total Cash Cost/Oz Gold	$718	$563	$839
Total Production Cost/Oz Gold	$794	$618	$913

(1) Cost per ton and costs per ounce are through May 2006. The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.

The mine produced the following aggregate amounts of the listed metals from its inception in 1987 through December 31, 2006:

Production
Gold	1,551,000 ozs
Silver	29,111,000 ozs
Lead	365,800,000 lbs.
Zinc	996,400,000 lbs.

Description of Land, Geology, Process and Equipment

About half of Section 8 lands are our owned fee lands. Mining claims that cover the pit are listed in the table below.

Claims Covering Montana Tunnels Mine

Patented Claims	Mineral Survey	Unpatented Claims
Geraldine C	9184	MF 1
P.Q.C	9184	F 14
Montana	9184	F 15
General Harris	2038	-
Black Rock No. 2	9184	-
Black Rock No. 3	8940	-
D.E.D	9184	-
Placer	258	-
Anna	8940	-

Montana Tunnels owns or leases an aggregate of 5,088 acres in fee and patented lands. The property consists of 139 wholly or partially owned patented claims (2,413.42 acres), three patented leased claims (45.19 acres) which are held pursuant to a mining lease expiring on March 19, 2014, and 2,629.44 acres of owned fee lands. All patented claims and fee lands have been surveyed. In addition, 213 unpatented claims are maintained (4,260 acres). We estimate that 90% of the unpatented claims have been surveyed. A number of claims outside the contiguous mining claims and fee land are isolated.

None of the Montana Tunnels mine’s reserves are subject to royalties, but the mine does have three leased claims that contain mineralization, which will be subject to a 4.5% net smelter return royalty if they are mined. The annual holding costs of the Montana Tunnels properties, exclusive of property taxes, total $53,000.

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

There are two main zones of mineralization at Montana Tunnels: (i) a central, pipe-like core of contiguous mineralization, and (ii) discontinuous zones of mineralization peripheral to the core deposit, termed fringe mineralization. The core of the deposit in plan view is oblong in shape and ranges from about 200 feet to 1000 feet in width, and from 1400 to 2000 feet in length, with a vertical extent of at least 2000 feet. The core zone strikes approximately N30 E and dips steeply (60 degrees to 80 degrees) to the northwest. Metallurgical projections are based on historical feed grade versus tails grade trends; mill throughput tonnage, ore properties relative to pit location and bench elevation; and ore blending requirements.

Open pit mining at Montana Tunnels is conducted 24 hours per day seven days per week. Mining is performed by two shovels, twelve 150 ton and two 85 ton haul trucks in addition to ancillary equipment. While fully operational, mine production averages approximately 40,000 tons per day of ore and waste.

When in full production a primary and secondary crusher is used, in series, to generate a coarse ore stockpile ahead of the concentrator. The crusher has an approximate capacity of 16,500 tons per day. The grinding circuit consists of a SAG mill, ball mill and tertiary crusher (SABC circuit) followed by conventional differential flotation. A gravity circuit, in closed loop with the ball mill, recovers 12-15% of gold produced by the concentrator. The remainder of the mill’s production is in the form of concentrates: a zinc-gold concentrate and a lead-gold-silver concentrate. The concentrates are shipped, via rail, to a smelter. The original plant was constructed during 1986 and 1987, and is currently in good working order.

At the same time Apollo entered into the JV Agreement, Apollo also entered into two other agreements with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn. The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $0.8 million. The option has an exercise term of two years. The underground Diamond Hill gold mine is situated 28 miles southeast of Helena, Montana and has been on care and maintenance since 2000.

The second agreement is a custom milling agreement pursuant to which EGI will have the right to have MTMI process the ore from EGI’s Elkhorn mine, located 20 miles to the south of the Montana Tunnels mine, through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex. The custom milling agreement also gives EGI a two-year option to purchase the Diamond Hill mill for $1.0 million.

Mineral Reserves

The table below shows the mineral reserves at Montana Tunnels.

Montana Tunnels Mine Reserve Statement at December 31, 2006(1)
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/t	Ag oz Ag/t	Pb %	Zn %	Ounces Au 000’s
L Pit	Proven	5,167.9	0.016	0.169	0.219	0.587	82.4
Mill Stockpile	Proven	10.9	0.008	0.330	0.110	0.190	0.1
Subtotal	Proven	5,178.8	0.016	0.169	0.219	0.587	82.5

L Pit	Probable	107.2	0.015	0.180	0.209	0.509	1.6
M Pit	Probable	12,560.2	0.015	0.227	0.166	0.578	191.8
Subtotal	Probable	12,667.4	0.015	0.227	0.166	0.577	193.4

Total	Proven + Probable	17,846.2	0.016	0.210	0.181	0.580	275.9

(1) Recovery rates are expected to be 80% for gold, 71% for silver, 85% for lead, and 84% for zinc.

Environmental

The permitted plan of operations allows mining of ore reserves from the L-Pit mine design. Unstable pit walls in the ramp sector on the east side of the mine closed down the open pit in October 2005. A pit wall layback and pit ramp reconstruction in the east sector of the open pit was subsequently developed using extensive geotechnical analysis to ensure stability and safety for ongoing mining operations. A permit revision for the pit wall layback and associated changes was approved by the Department of Environmental Quality in December 2005. This work was initiated in August 2006 following completion of the JV Agreement with Elkhorn.

Although the open pit was closed in October 2005 milling of low grade stockpiles continued until May 2006 at which time the mill was shut down and the property placed on care and maintenance. As a result of the unplanned milling of the low grade stockpiles a revision to the operating permit was obtained in the fourth quarter of 2006 allowing the Mine to raise the tailings embankment thus increasing the tailings capacity to accommodate the mill tailings from the L-Pit ore reserves.

A major mine plan amendment continues to progress through an Environmental Impact Statement permitting process. If approved, the M-Pit mine expansion amendment by the Montana Department of Environmental Quality and Bureau of Land Management would provide approximately 25 million tons of additional ore for processing and add approximately five years onto the life of the mine.

The bonding requirements for the Montana Tunnels mine are met by the following bond instruments:

	Year Ended December 31,
Type of Bonding	2006(1)	2005
Partially secured surety bond issued by CNA pursuant to the Term Bonding Agreement described immediately below	$14,988,000	$14,988,000
Cash bond posted directly with the State of Montana	129,000	129,000
Real estate bond posted directly with the State of Montana	3,009,000	1,264,000
Total Obligated Bonding Requirement Met	$18,126,000	$16,381,000

(1) Apollo’s share of the amounts shown for 2006 is 50%.

National Fire Insurance Company of Hartford, a unit of Continental Casualty Company (“CNA”), provides $14,988,000 of the total reclamation bonding for the Montana Tunnels mine plan of operations at a deferred bond premium cost of $14 per $1,000 of bonding under a Term Bonding Agreement dated August 1, 2002.

Bonding requirements are subject to adjustment by the State of Montana for various reasons from time to time. As noted above, the bonding requirement for the Montana Tunnels mine increased from $16,381,000 to $18,126,000 during 2006 as the result of a minor revision to the operating permit and a bond inflation adjustment.

Drilling

As of December 31, 2006, the Montana Tunnels mine database contains 896 reverse circulation, rotary, core and blasthole drill holes, totaling 470,299 feet that were drilled from the mid-1970s to the present by numerous mining and exploration companies.

From 2002 through 2004 thirteen reverse-circulation holes for 11,000 feet were drilled to increase confidence levels in the M-Pit reserve. The drill holes were placed as mine development phases provided locations to collar specific holes. Results from both the 2002 and 2004 drilling programs were favorable, providing a higher degree of definition to the current ore reserve and established the geometric distribution of the polymetallic grade mineralization in the M pit design.

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

In September 2002, we purchased all of the real estate and related assets of the Glimmer Mine from Exall and Glimmer. The mine, which ceased operations in May 2001, was renamed Black Fox. Apollo paid Exall and Glimmer an aggregate purchase price consisting of Cdn$3 million in cash and an aggregate of 2,080,000 of our common shares. Pursuant to the terms of the acquisition, an additional Cdn$3 million was payable to Exall and Glimmer. This additional sum of Cdn$3 million was paid on January 6, 2006.

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

Property, plant and equipment at the mine consists of an administration office, change house facilities, core sheds and surface infrastructure for the mine (pumps, heating, etc.), all of which are in good working condition.

None of the currently defined resources or reserves are subject to production royalties. However, Apollo owns  properties totaling 1,266 acres that owned by Apollo are subject to net smelter return royalties, ranging from 2.0% to 3.25%, if in the future any reserves are found on that property.

Exploration and Development 2004

In February 2004, a new drilling program commenced which first required the existing ramp system to be extended down to the 235 meter level and the construction of a 913 meter drift so as to allow drilling of the ore body from underground. During 2004, 210 underground holes totaling 41,065 meters were drilled.

Also in 2004, an additional 105 surface holes were completed, totaling another 43,284 meters. Our objectives for drilling these surface holes were to better define the open pit reserves; extend our resources along strike; extend resources in the eastern and western extensions of the main structure, bracketing or undercutting known gold-bearing zones; and explore known geophysical targets.

In April 2004, through surface exploration drilling we discovered a new ore body in the footwall of the DPFZ. The discovery hole was based on the extension of an induced polarization anomaly. There are two components to the mineralization, the quartz breccia veins and the massive sulfide mineralization (Pb, Zn, Ag). These appear to be two mineralizing events sharing the same “plumbing system.”

Exploration and Development 2005

During 2005 the surface and underground drilling programs continued with a total of 51 surface holes and 160 underground holes being completed.

Exploration and Development 2006

During 2006 a further 3 holes were added to the surface and underground drilling programs. As of December 31, 2006, Apollo had completed a total of 453 surface diamond drill holes, totaling 130,390 meters as well as 386 underground holes totaling 75,704 meters giving a to-date total for both of 206,094 meters.

Apollo’s drilling supplemented the data from the 285 surface and 721 underground drill holes drilled by the previous owners. A table of total drill holes is shown below.

Black Fox Project Drill Hole Database

Company	Period	Location	Number	Meters
Noranda	1989-1994	Surface	143	28,180
Exall	1995-1999	Surface	142	21,288
Exall	1996-2001	Underground	721	63,059
Apollo	2002-2006	Surface	453	130,390
Apollo	2004-2006	Underground	386	75,704
Totals			1,845	318,621

In 2005, we began the permitting process for the project, which we anticipate will be finished in late 2007 or early 2008 based on a plan for a combined open pit and underground mine with a 1,500 tonnes per day on-site mill. The estimated cost of the mine and mill is approximately $80 million.

Mineral Reserves

The reserves reported in a Canadian National Instrument NI 43-101 report in August 2006 of 448,800 ounces of gold and the resources were based upon the 2003 to 2006 exploration program and included a pre-feasibility study of developing an open pit mine on the Black Fox property. This study did not consider any underground material. We report no reserves at Black Fox under SEC Industry Guide 7, which requires a final bankable feasibility study.

The new resource study was prepared by MDA. MDA has confirmed that the resource study complies in all respects with NI 43-101 guidelines. The table below summarizes the Black Fox Total Mineral Resource:

Black Fox Total Mineral Resource Summary

	Tonnes 000’s	Grade G Au/t	Ounces
Open Pit - Material
Reserve	3,062	4.56	448,800
Indicated Resource	2,356	3.27
Inferred Resource	6,626	4.00
Underground - Material
Indicated Resource	1,004	9.66
Inferred Resource	1,228	9.71

MDA completed the resource estimate of material contained in the Black Fox model between the 9300 elevation and the 9960 elevation. Most of the resource is contained in a part of the Destor-Porcupine Fault, 750 meters along strike and drilled to a depth of 350 meters on the west and 500 meters on the east. The mineralization remains open along strike and to depth.

The Black Fox resource estimate is based on two cut offs. A 0.90 g Au/t cut off, suitable for the open pit, was applied to material down to the 9720 elevation, or about 280 meters below the surface. Below the 9720 elevation, a 3.0 g Au/t cut off was used since it is likely that this material would only be mined by underground methods.

 Open Pit Reserves

The open pit reserves of 448,800 gold ounces are in a pre-feasibility study completed by MDA. The study indicates an economic project based on a gold price of $550 per ounce.

Pit optimization studies were completed utilizing the following parameters for the deposit:

•	Overburden mining costs - $1.25 per tonne of material;

•	Rock mining costs - $1.50 per tonne of material;

•	Processing costs - $12.16 per tonne ore;

•	General administration costs - $4.50 per tonne ore;

•	Plant gold recovery - 96%; and

•	Assume 50% of existing underground workings backfilled with material having a density of 2.0.

Open Pit Economics

The Black Fox project reserves were developed by completing a pre-feasibility study for the project considering open pit mining and two processing options:

•	Own Milling - Construction of a new mill on the project site (base case); and

•	Toll Milling - Toll milling at a nearby mill (toll mill case).

Open Pit Economics - Own Mill - Reserve Ounces Only (base case)

Using the open pit reserves only and assuming a gold price of $550 per ounce, an on site mill processing facility with a capacity of 1,500 tonnes per day and tailings facility has a positive NPV of $36.1 million at a 5% discount rate and an IRR of 21.63%.

Open Pit Economics - Toll Milling Case - Reserve Ounces Only

Using the open pit reserves only, at a gold price of $550 per ounce, an off site mill processing facility with a capacity of 1,500 tonnes per day and tailings facility has a positive NPV of $54.0 million at a 5% discount rate and an IRR of 96.27%.

Bonding

We met the bonding requirement of Cdn$644,650, established by the Province of Ontario, for the Black Fox project through a letter of credit issued by TD Canada Trust secured by a pledged deposit account of Cdn$644,650.

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

Exploration Stage Properties

Huizopa

We own Mexican subsidiaries which own concessions at the Huizopa exploration project. Pursuant to an agreement with the previous owner of one of those Mexican subsidiaries (the “Previous Owner”), if we exercise our right to acquire those concessions at the Huizopa project on which we currently hold an option, one of our Mexican subsidiaries and a Mexican company owned by the Previous Owner will enter into a joint venture agreement governing activities at the Huizopa project going forward, pursuant to which we can elect to ultimately retain up to an 80% interest in the Huizopa project. If our Mexican subsidiary chooses not to go forward with the Huizopa project, it is obligated to transfer a controlling interest in the subsidiary that holds the option back to the Previous Owner, and to transfer 91% of the concessions it owns at the Huizopa project back to the Previous Owner.

The Huizopa project is located in the northern part of the Sierra Madres in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 22 sq. km. Huizopa is located about 17 km southwest of the Dolores project and approximately 33 km to the northeast of the Mulatos project. Mulatos and Dolores are both multi-million ounce gold-silver deposits owned by other companies that are currently in development. Sporadic shallow underground mining limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936. The property is very remote and will be accessed initially by helicopter. During 2004, we acquired new claims that completely surround the old Huizopa land position and, as a result, have expanded our land position to a total of 128 sq. km.

To maintain the exploration and exploitation rights for the “Rosa” and “Donna” concessions, we were required to pay $0.1 million in April 2007 and $1.5 million (plus applicable taxes in Mexico) in October 2007. These concessions represent approximately 17% of the Huizopa property. These payments were made ahead of schedule on February 28, 2007 when the Company issued 1,000,000 shares and paid $2.55 million in settlement of certain claims and the outstanding land payments on its Huizopa properties.

The geology is characterized by a series of parallel, low sulfidation gold-silver, quartz veins hosted by Tertiary-age volcanic rocks. Silver to gold ratios in the veins and from the material on historic mine dumps indicate the Huizopa area hosts an extensive gold-bearing hydrothermal system. Two major parallel quartz vein systems with north trending structures contain many single vein outcrops 7 to 10 meters thick suggesting a series of stacked veins. Strike lengths are over 2.0 km on the property with untested down dip potential. The stratigraphy of the Huizopa area has two sections of relatively mafic lava flows with intercalated volcanic lastics. The dominant strike azimuths of faults are 340º and 160º with dips ranging from vertical to 33º. Most of these structures, including the major faults with associated thick gouge or breccia zones, dip eastward. These east dipping faults are the faults associated with quartz veins, brecciation, and mineralization.

Initial favorable geochemical sampling and field studies by the Previous Owner in December 2003 were confirmed by us when we reviewed the data and conducted a field evaluation in 2004.

Mapping of the mining concession began in June 2004 and have been ongoing through 2006. We also established an extensive remote field camp at the project and refurbished an existing airstrip. The camp is supplied by fixed wing aircraft and helicopter. The results were compiled and transferred to our new topography maps and air photos as well as the Mexican government’s Chabacan topographical sheet which has been enlarged from 1:50,000 scale to 1:10,000. Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated. Petrographical examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation. Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.

In 2006, a geophysical program was initiated on the property and the process to select initial drilling sites was commenced.

In the first quarter of 2006, Apollo entered into an agreement with the Ejido Huizopa (the “Ejido”). Pursuant to the agreement, and in consideration for certain payments to the Ejido, the Company has a right to use Ejido land covering the 12,800 hectares of the Company’s mining concessions in Huizopa for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area. The Company may, in the future, apply for a change of use of land without any additional obligations to the Ejido. In addition, the Company may traverse adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating, and maintaining improvements or facilities necessary for the Huizopa project.

The current 2007 plan contemplates the construction of a dirt road to allow easier access to the site, followed by an initial core drill and a reverse circulation drill campaign of approximately 50 holes.

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

On July 28, 2006, Apollo entered into an agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn. The agreement is an option agreement pursuant to which EGI was granted an option to purchase the Diamond Hill mine for $0.8 million. The option has an exercise term of two years.

The Diamond Hill mine covers over 2,590 acres of patented and unpatented claims. We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty. We also have 50% ownership of four additional patented claims, which are peripheral to the main land package. As of December 31, 2006, we hold 103 unpatented claims and lease 19 unpatented claims. The current mine permit covers 270 acres with most of the disturbance within a 27 acre area.

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

We are also engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the American Stock Exchange under the trading symbol “AGT” and on the Toronto Stock Exchange under the trading symbol “APG.” As of March 20, 2007, 143,467,186 common shares were outstanding, and we had approximately 5,000 shareholders of record. On March 20, 2007, the closing price per share for our common shares as reported by the American Stock Exchange was $0.52 and as reported by the Toronto Stock Exchange was Cdn$0.61.

The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	American Stock Exchange		Toronto Stock Exchange
	High	Low	High	Low
	($)		(Cdn$)
2006
First Quarter	$0.75	$0.28	$0.88	$0.32
Second Quarter	0.85	0.41	0.97	0.47
Third Quarter	0.50	0.35	0.58	0.40
Fourth Quarter	0.51	0.30	0.58	0.36
2005
First Quarter	$0.81	$0.45	$0.96	$0.54
Second Quarter	0.47	0.26	0.56	0.30
Third Quarter	0.38	0.22	0.44	0.27
Fourth Quarter	0.32	0.16	0.37	0.18

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation (formerly International Pursuit Corporation (“Pursuit”)) as of December 31, 2006, 2005, 2004, 2003 and 2002, derived from our audited financial statements. On June 25, 2002, Pursuit acquired Nevoro Gold Corporation (“Nevoro”) and its wholly-owned subsidiary Apollo Gold, Inc.; accordingly, the statement of operations of the Company for the year ended December 31, 2002, includes the results of Pursuit for the year ended December 31, 2002, and Nevoro for the period from June 25, 2002 through December 31, 2002. Subsequent to June 25, 2002, substantially all of the gold mining and exploration business conducted by the Company consists of the gold mining and exploration operations of Apollo. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition
(In thousands of U.S. dollars, except share and per share data)

Canadian GAAP	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
Statements of Operations Data
Revenue from sale of minerals	$10,177	$43,254	$38,254	$30,858	$-
Direct operating costs	15,361	48,357	52,473	34,184	12,159
Exploration and business development	1,033	918	1,051	2,117	451
Operating Loss	(12,823)	(13,790)	(26,586)	(17,105)	(15,811)
Loss from Continuing Operations	(15,237)	(15,961)	(27,295)	(15,790)	(15,585)
(Loss) Income from Discontinued Operations	(350)	(6,247)	(3,712)	1,700	405
Net Loss	(15,587)	(22,208)	(31,007)	(14,090)	(15,180)
Net Loss per share, basic and diluted
Continuing Operations	(0.13)	(0.16)	(0.34)	(0.29)	(0.81)
Discontinued Operations	(0.00)	(0.06)	(0.05)	0.03	0.02
Total	$(0.13)	$(0.22)	$(0.39)	$(0.26)	$(0.79)
Weighted average number of shares outstanding	123,621,267	101,811,291	78,716,042	54,536,679	19,297,668

Balance Sheets Data	At December 31,
Total Assets	$51,804	$62,545	$97,635	$96,577	$66,361
Long-term debt, including current portion	8,900	7,272	6,750	2,332	2,365
Total Shareholders’ Equity	28,243	32,441	47,221	57,857	29,685

U.S. GAAP	Years Ended December 31,
	2006(1)	2005	2004	2003	2002
Statements of Operations Data
Revenue from sale of minerals	$10,177	$43,254	$38,254	$30,858	$-
Direct operating costs	15,361	48,357	52,473	34,184	12,159
Exploration and business development	4,206	6,051	11,456	5,760	451
Operating Loss	(15,813)	(22,183)	(36,302)	(22,574)	(23,871)
Loss from Continuing Operations	(11,813)	(19,826)	(38,792)	(21,021)	(44,320)
(Loss) Income from Discontinued Operations	(350)	(4,907)	308	(1,395)	(1,860)
Net Loss	(12,163)	(24,733)	(38,484)	(22,416)	(46,180)
Net (Loss) Income per share, basic and diluted
Continuing Operations	(0.10)	(0.19)	(0.49)	(0.38)	(2.30)
Discontinued Operations	(0.00)	(0.05)	0.00	(0.03)	(0.09)
Total	$(0.10)	$(0.24)	$(0.49)	$(0.41)	$(2.39)
Weighted average number of shares outstanding	123,621,267	101,811,291	78,716,042	54,536,679	19,297,668

Balance Sheets Data	At December 31,
Total Assets	$19,042	$39,331	$77,749	$87,391	$60,905
Long-term debt, including current portion	9,664	8,785	9,071	2,332	2,365
Total Shareholders’ Equity	6,940	7,714	25,014	43,311	21,726

(1) On July 28, 2006, we entered into a joint venture agreement in respect of the Montana Tunnels mine, pursuant to which Elkhorn Tunnels, LLC was granted a 50% interest in the Montana Tunnels mine in exchange for financial contributions.

Summary Operational Statistics

	Year Ended December 31,
	2006(1)	2005	2004
Production Summary
Gold ounces	4,959	44,099	33,743
Silver ounces	116,004	524,722	970,751
Lead pounds	1,196,317	10,428,061	10,064,265
Zinc pounds	3,040,058	22,380,136	26,222,805
Cash Cost Per Ounce
Cash Operating Cost/oz	$643	$529	$798
Total Cash Cost/oz	$718	$563	$839
Total Production Cost/oz	$794	$618	$913

(1) Costs per ounce are through May 2006. The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). For a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”), see Note 21 to the attached consolidated financial statements. Unless stated otherwise, all dollar amounts are reported in U.S. dollars.

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

Certain of the comparative figures have been reclassified to conform with the 2006 presentation.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Year Ended December 31,
	2006(1)	2005	2004
	($ in thousands, except per ounce data)
Gold Ounces Sold	4,959	44,099	33,743
Direct Operating Costs	$10,469	$48,357	$52,473
Less: Mining and Property Taxes	375	1,482	1,371
By-Product Credits	6,907	23,531	24,178
Cash Operating Cost	3,187	23,344	26,924
Cash Operating Cost per Ounce	643	529	798
Cash Operating Cost	3,187	23,344	26,924
Add: Mining and Property Taxes	375	1,482	1,371
Total Cash Cost	3,562	24,826	28,295
Total Cash Cost per Ounce	718	563	838
Total Cash Cost	3,562	24,826	28,295
Add: Depreciation & Amortization	376	2,417	2,527
Total Production Cost	3,938	27,243	30,822
Total Production Cost per Ounce	794	618	913

(1) Costs and costs per ounce are through May 2006. The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date.

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

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development of mineral deposits principally in North America. We are the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”). The Mine is an open pit mine and mill located near Helena, Montana, which produces gold doré and lead-gold and zinc-gold concentrates. On July 28, 2006, we entered into a joint venture agreement with Elkhorn in respect of the Mine, pursuant to which Elkhorn was granted a 50% interest in the Mine in exchange for financial contributions.

We own a development property, the Black Fox project, which is located near the township of Matheson in the Province of Ontario, Canada. We also own Mexican subsidiaries which own concessions at the Huizopa exploration property located in the Sierra Madres in Chihuahua, Mexico.

As at January 1, 2006, Apollo had $11.0 million on deposit as substitute collateral for the Apollo $8.73 million 12% Series 2004-B secured convertible debentures. In January 2006, after meeting certain conditions, Apollo replaced the $11.0 million cash collateral with its Black Fox property as security for the convertible debentures, which resulted in additional funds being available to the Company.

Also in January 2006 we entered into a subscription agreement with Jipangu, Inc. (“Jipangu”) for a $3.5 million private placement pursuant to which Jipangu purchased 11,650,000 equity units priced at Cdn$0.35 per unit with each unit consisting of one of our common shares and 0.17167 of a warrant, with each whole warrant exercisable for two years at Cdn$0.39 for one of our common shares. The private placement closed on January 26, 2006.

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

On November 9, 2006, the Company completed an offering of approximately 16.7 million units of the Company at $0.30 per unit for net proceeds to the Company of approximately $4.5 million. Each unit sold in the offering consists of one common share and one-half of one warrant to purchase one common share at $0.50 exercisable for three years after closing. The warrants contain provisions that provide that, subject to certain exceptions, if the Company sells, grants an option to purchase or otherwise disposes, issues or reprices any common shares (or any securities that are convertible into or exercisable for common shares) at a price per share less than $0.50 per share, then the exercise price of the warrants will be reduced to such price. In connection with this offering, approximately 1.2 million placement agent’s warrants were issued with the same terms as described above.

At the Montana Tunnels mine open pit mining activity was suspended on October 21, 2005 for safety reasons due to increased wall activity on the eastern side of the open pit. Following the suspension of mining, the mill continued to process ore from stockpiled material and produce gold doré and lead-gold and zinc-gold concentrates until May 12, 2006 when all operations ceased and the property was placed on care and maintenance. For the year ended December 31, 2006, a total of 4,959 ounces of gold, 116,004 ounces of silver, 1,196,317 lbs of lead and 3,040,058 lbs of zinc were produced.

On July 28, 2006, Apollo entered into a JV Agreement with Elkhorn in respect of the Mine. The JV Agreement called for Elkhorn to contribute $13 million on or before January 1, 2007 in return for a 50% interest in the Mine. As of December 31, 2006, Elkhorn had contributed $9.27 million and Apollo and Elkhorn agreed to amend the JV Agreement effective December 31, 2006. The amendment provided that Elkhorn would satisfy its obligation to fund $13 million by executing a promissory note for $3.73 million. On January 4, 2007, Elkhorn paid $1.73 million of the promissory note with the balance of $2.0 million being paid on February 23, 2007.

Following the signing of the JV Agreement, the Mine commenced an open pit wall remediation program on August 10, 2006, which called for removal of approximately 7 million tons of waste over a six month period and encompassed the laying back of the east and south east sectors of the pit wall and rebuilding the access ramp. As at December 31, 2006, we had excavated approximately 5.8 million tons of remediation waste and were working on the ramp system below switchback # 4 which is 100 feet above accessing the open pit bottom and the ore body. Upon reaching the open pit bottom in January 2007, waste material removal commenced to expose the ore body. Mill personnel were hired in late 2006 and early 2007 to begin maintenance work in preparation for the mill start up, which occurred on March 1, 2007.

At Black Fox the permitting process carried on throughout the year and in August 2006 we reported andd resources reserves , under a Canadian National Instrument NI 43-101 report. The resources and reserves were based upon the 2003 to 2006 exploration program and included a pre-feasibility study of developing an open pit mine on the Black Fox property. This study did not consider any underground material. We report no reserves at Black Fox under SEC Industry Guide 7, which requires a final bankable feasibility study. The table below summarizes the Black Fox Total Mineral Resource:

	Tonnes 000’s	Grade G Au/t	Ounces
Open Pit - Material
Reserve	3,062	4.56	448,800
Indicated Resource (1)	2,356	3.27
Inferred Resource (2)	6,626	4.00
Underground - Material
Indicated Resource (1)	1,004	9.66
Inferred Resource (2)	1,228	9.71

(1) Cautionary Note to US Investors concerning estimates of Indicated Mineral Resources. This press release uses the term“indicated mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

(2) Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources. This press release uses the term “inferred mineral resources”. We advise US investors that while the term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally minable.

Black Fox Open Pit Economics - Using the open pit reserves only, at a gold price of $550 per ounce, an on site mill processing facility with a capacity of 1,500 tonnes per day and tailings facility has a positive NPV of $36 million at a 5% discount rate and an IRR of 21.63%.

At our Huizopa project Apollo entered into an agreement with the Ejido Huizopa which gives the Company a right to use Ejido land covering the 12,800 hectares of the Company’s mining concessions in Huizopa for all activities necessary for the exploration, development and production of potential ore deposits. The Company may, in the future, apply for a change of use of land without any additional obligations to the Ejido. In addition, the Company may traverse adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating and maintaining improvements or facilities necessary for the Huizopa project.

BUSINESS STRATEGY AND DEVELOPMENT

2007 Forecasted Highlights:

We have three properties: the Montana Tunnels mine (Apollo interest - 50%), the Black Fox project and the Huizopa project. Below is a summary of our expectations for these three properties in 2007.

Montana Tunnels mine - The mine is a 50/50 joint venture with Elkhorn. During 2007 the mine is expected to mine 7,200,000 tons waste material and 5,800,000 tons of ore for a total of 13,000,000 tons mined giving a stripping ratio of 1.24:1. With the resumption of the milling of ore on March 1, 2007, the mine is expected to mill 4,500,000 tons of ore and to produce the following payable metals during 2007: 40,000 ozs of gold, 250,000 ozs of silver, 11,500,000 lbs of lead and 25,000,000 lbs of zinc. Apollo’s share of this production is: 20,000 ozs of gold, 125,000 ozs of silver, 5,750,000 lbs of lead and 12,500,000 lbs of zinc. We expect our share of capital expenditures to be approximately $0.7 million.

Black Fox project - We anticipate that our third party consultant, SRK Consulting, Inc., will complete an NI 43-101 compliant underground reserve in the second quarter 2007, which should be followed up six months later by a feasibility study based on a combined open pit and underground mining operation along with an on site mill. Permitting of the operation is ongoing and should be completed late 2007 or early 2008.

The 2007 plan covers two drilling programs: (a) deep hole core drilling and (b) shallow hole core drilling. The goals of the two programs are to (i) expand the mineralization along strike and down dip of the present resources along the Destor-Porcupine Fault and (ii) expand the base metal/gold discovery in the footwall to see if the two systems intersect at depth. This drilling campaign will be financed from flow-through funding. Capital expenditures to cover the above are forecast to be approximately $4.5 million.

Huizopa project - During 2007 our focus at Huizopa will be to advance the exploration phase of the project, specifically, construction of a dirt road to give easier access for a drilling campaign. The drilling will be a reverse circulation drilling program of approximately 25 holes and a core drill program of approximately 25 holes lasting from September to November (after the road is completed). The cost of the project is expected to be approximately $2.5 million for the year 2007.

APOLLO GOLD CORPORATION

Results of Operations Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue from the Sale of Minerals from Continuing Operations (Montana Tunnels).

Revenues from continuing operations for the year ended December 31, 2006 decreased 76% to $10.2 million, compared to $43.3 million for the year ended December 31, 2005. This decrease is due to the cessation of milling operations on May 12, 2006 at Montana Tunnels.

Revenues from gold for the year ended December 31, 2006 were $3.3 million, compared to $19.7 million for the year ended December 31, 2005. The average price received for gold for the years ended December 31, 2006 and 2005 was $659 and $447 per ounce, respectively.

Revenues from silver, zinc and lead for the year ended December 31, 2006 decreased 71% to $6.9 million from $23.5 million during 2005.

For the year ended December 31, 2006, 32% of the total revenue was derived from sales of gold, 47% from the sales of zinc, and 21% from sales of silver and lead, compared to 46% from sales of gold, 34% from the sales of zinc, and 20% from sales of silver and lead for 2005.

Gold production decreased to 4,959 ounces for the year ended December 31, 2006, compared to 44,099 ounces in 2005. This significant drop in production was caused directly by the open pit at Montana Tunnels being shut for safety reasons in October 2005 and, as a result, the mill operated for the first several months of 2006 on low grade ore stockpiles. Once these stockpiles were depleted the mill was shut down on May 12, 2006.

Operating Expenses.

Direct Operating Costs. For the year ended December 31, 2006, direct operating costs, which include mining costs, processing costs, smelting and refining charges, and care and maintenance costs, decreased 68% to $15.4 million, from $48.4 million for the year ended December 31, 2005. The decrease in costs is a result of the cessation of all production operations at the Montana Tunnels mine from May 12, 2006 until August 2006 when remediation of the pit and other pre-commercial mining activities recommenced following the signing of the JV Agreement with Elkhorn. During the year ended December 31, 2006, direct operating costs were $10.5 million while the mill was still in production through May and $0.6 million while on care and maintenance in June and July.

Depreciation and Amortization. Depreciation and amortization expenses were $1.6 million for the year ended December 31, 2006, compared to $2.6 million for 2005.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006 decreased to $3.6 million compared to $7.6 million for the year ended December 31, 2005. This decrease in expenses is due to reduced numbers of personnel and related costs at the corporate office level, as well as a decrease in most outside services costs, such as legal and accounting.

Stock-based Compensation. In the year ended December 31, 2006, stock-based compensation from the issuance of stock options to our employees was $0.4 million. This compares to $0.6 million in 2005.

Accretion Expense. Accretion expense was $0.9 million, relating to accrued site closure costs at the Montana Tunnels mine for the year ended December 31, 2006, the same as in 2005.

Exploration and Business Development. The cost of exploration, consisting of drilling and related expenses, totaled $1.0 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively. Costs incurred at Black Fox for drilling and development were capitalized under Canadian GAAP.

Total Operating Expenses. As a result of these expense components, our total operating expenses for the year ended December 31, 2006 decreased 60% to $23.0 million from $57.0 million for the year ended December 31, 2005. The decrease is due to the cessation of operations at Montana Tunnels in May 2006 and the reduction of staff at the corporate level.

Other Income (Expense).

Interest Income and Interest Expense. We realized interest income of $0.4 million during both of the years ended December 31, 2006 and 2005. We incurred interest expense of $2.7 million during 2006 and $2.5 million during 2005. Most of the interest expense is due to the accretion on the convertible debentures, which were issued in November 2004.

Foreign Exchange Loss and Other. We realized foreign exchange losses of $0.2 million and $35,000 during the years ended December 31, 2006 and 2005, respectively, from cash balances not held in United States dollars. This increase is a result of having a slightly higher cash balance in Canadian dollars and fluctuating exchange rates during 2006.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $15.2 million, or $0.13 per share, for the year ended December 31, 2006, as compared to a loss of $16.0 million or $0.16 per share, for the year ended December 31, 2005.

Loss from Discontinued Operations.

For the year ended December 31, 2006, loss from discontinued operations was $0.4 million, compared to a loss of $6.2 million, or $0.06 per share, for the year ended December 31, 2005.

Florida Canyon Mine and Standard Mine. The Florida Canyon and Standard mines were sold on November 18, 2005 and therefore had no activity during the year ended December 31, 2006. For the year ended December 31, 2005, revenues at these two mines were $18.6 million and operating costs were $24.8 million.

Net Loss for the Year.

For the year ended December 31, 2006, we incurred a net loss of $15.6 million, or $0.13 per share, as compared to a net loss of $22.2 million, or $0.22 per share, for the year ended December 31, 2005.

Results of Operations Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue from the Sale of Minerals from Continuing Operations (Montana Tunnels).

Revenues from continuing operations for the year ended December 31, 2005 increased 13% to $43.3 million from $38.3 million for the year ended December 31, 2004, primarily due to higher gold production at Montana Tunnels and higher metals prices.

Revenues from gold for the year ended December 31, 2005 increased 40% to $19.7 million from $14.1 million for the year ended December 31, 2004. The average price received for gold for the years ended December 31, 2005 and 2004 was $447 and $417 per ounce, respectively.

Revenues from silver, zinc and lead for the year ended December 31, 2005 decreased 3% to $23.5 million from $24.2 million during 2004.

For the year ended December 31, 2005, 46% of our revenue was derived from sales of gold and 54% from sales of silver, zinc and lead, compared to 37% from sales of gold and 63% from sales of silver, zinc and lead for 2004.

Gold production increased 31% to 44,099 ounces for the year ended December 31, 2005 from 33,743 ounces in 2004. Most of this production was derived from modeled and unmodeled “fringe” ores mined from the open pit through October 2005. As a result of pit wall instability, open pit mining operations were suspended mid October 2005 and subsequent metal production was from processing lower grade stockpiled ore. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information.

Operating Expenses.

Direct Operating Costs. Direct operating costs for the year ended December 31, 2005 decreased 8% to $48.4 million from $52.5 million for the year ended December 31, 2004, primarily due to moving 62% more tons of waste and ore in 2004 than in 2005. These amounts include mining and processing costs, as well as smelting and refining charges. Total cash cost per ounce for the year ended December 31, 2005 decreased 33% to $563 from $838 for the year ended December 31, 2004. Although the total cash cost per ounce was lower than in 2004, it was higher than expected due to remediation expenses related to pit wall instability throughout the year, which eventually led to the suspension of mining in the open pit in mid October 2005. Additionally, higher fuel, energy and commodity prices contributed to the higher than expected costs, with fuel prices peaking at $2.56 per gallon during 2005.

Depreciation and Amortization. Depreciation and amortization expenses remained at $2.6 million for the year ended December 31, 2005, the same as in 2004.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 increased 7% to $7.6 million from $7.1 million for the year ended December 31, 2004, primarily due to increased legal and accounting expenses incurred in connection with our financing transactions, exchange listing fees, the cost of our Sarbanes-Oxley efforts for the year, as well as the accrual for the costs related to the severance paid to the four departed executive officers and to the amended agreements of the three remaining officers.

Stock-based Compensation. In the year ended December 31, 2005, we incurred stock-based compensation of $597,000 resulting from the issuance of stock options to our employees. This compares to $767,000 in 2004.

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

Total Operating Expenses. As a result of these expense components, our operating expenses for the year ended December 31, 2005 decreased 6% to $60.9 million from $64.8 million for the year ended December 31, 2004, primarily due to a decrease in costs during the fourth quarter 2005 as a result of suspending open pit mining at Montana Tunnels in October 2005. The decrease in operating expenses was partially offset by increased general and administrative expenses.

Other Income (Expense).

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

Loss from Continuing Operations.

Loss from continuing operations for the year ended December 31, 2005 decreased 42% to $16.0 million from $27.3 million in 2004. The main factors contributing to the loss were the lower than expected revenues as a result of the mining problems related to the wall instability and the higher costs of commodities such as fuel, energy and tires. The decreased loss in 2005 compared to 2004 was due to the high cost of mining in 2004 as a result of moving 34 million tons of waste and ore compared to 21 million tons in 2005.

Loss from Discontinued Operations.

For the year ended December 31, 2005, loss from discontinued operations was $6.2 million, compared to a loss of $3.7 million, or $0.05 per share, for the year ended December 31, 2004.

Florida Canyon Mine and Standard Mine. As part of the sale of the Nevada assets, the Florida Canyon and Standard mines were sold on November 18, 2005. For the year ended December 31, 2005 revenues at these two mines were $18.6 million and operating costs were $24.8 million, compared to revenues of $26.5 million and operating costs of $30.2 for the year ended December 31, 2004.

Net Loss for the Year.

Based on these factors, we incurred a net loss of $22.2 million, or $0.22 per share, for the year ended December 31, 2005, as compared to a loss of $31.0 million, or $0.39 per share, for the year ended December 31, 2004.

Summary of Quarterly Results (Unaudited)

	2006 Quarter Ended In						2005 Quarter Ended In
	Dec(1)		Sept(2)		June(3)	March(4)	Dec(5)	Sept(6)	June(7)	March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals		$-		$372	$3,667	$6,138	$7,260	$13,351	$10,581	$12,332
Operating loss		(2,661)		(4,714)	(2,029)	(3,419)	(2,109)	(2,977)	(4,538)	(4,166)
Loss from continuing operations for the period		(3,347)		(5,370)	(2,568)	(3,952)	(3,955)	(3,614)	(4,961)	(3,431)
Net loss		(3,447)		(5,370)	(2,568)	(4,202)	(4,248)	(7,213)	(6,499)	(4,248)
Net loss per share, basic and diluted		(0.03)		(0.04)	(0.02)	(0.04)	(0.04)	(0.07)	(0.07)	(0.04)
Gold production in ounces - Montana Tunnels		-		581	1,165	3,213	5,026	14,104	12,324	12,645
Total cash cost per ounce - Montana Tunnels	$	N/A	$	N/A	$737	$932	$762	$513	$590	$472

(1) Remediation of the open pit continued.
(2) No production, remediation of the open pit commenced in September 2006.
(3)  Continued milling low grade ore stockpiles until the mill was shutdown on May 12, 2006.
(4) Continued milling low grade ore stockpiles.
(5) Open pit mining suspended in mid October 2005. Continued milling low grade ore stockpiles.
(6) Milled tonnage was reduced due to ramp problems and a two-week mill shutdown in July 2005.
(7) Production delays due to periodic ramp closures caused by excessive rainfall.

Financial Condition and Liquidity

To date, we have funded our operations through (i) issuances of debt and equity securities, (ii) funding from Elkhorn, our joint venture partner at the Montana Tunnels mine, (iii) the sale of the Florida Canyon Mine (an open pit heap leach operation located in the State of Nevada), the Standard Mine (an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine) and four exploration properties located near the Florida Canyon Mine (collectively, the “Nevada Assets”) in November 2005 to Jipangu plus (iv) the sale of other surplus assets. At December 31, 2006, we had cash and cash equivalents of $4.5 million, compared to $0.1 million at December 31, 2005. The increase in cash from December 31, 2005 is primarily the result of (i) contributions of $9.3 million from joint venture partners, (ii) the release of $11.0 million in January 2006 from the restricted cash account held at December 31, 2005, as collateral security for our 12% Series 2004-B Secured Convertible Debentures and (iii) net proceeds of $8.8 million from the issuance and sale of common shares and warrants, offset by operating cash out flows of $11.6 million from operating activities, primarily from the Montana Tunnels operation.

At March 1, 2007, we had cash and short-term investments of $8.7 million, which includes net proceeds of $7.9 million from issuance of a convertible debentures and warrants in February 2007, less the payment of $2.6 million related to our Huizopa project as per Note 15 of the “Notes to the Consolidated Financial Statements.”

In 2006, cash provided by investing activities totaled $3.7 million. Cash supplied from restricted cash was $9.0 million, consisting of the $11.0 million released from restricted cash in January 2006 as cash collateral security for the $8.8 million 12% Series 2004-B Convertible Debentures, partially offset by $2.0 million additional restricted cash for the Montana Tunnels reclamation liability. Capital expenditures were $5.4 million, of which $5.3 million were for the further development of the Black Fox project.

During the year ended December 31, 2006, financing activities provided $8.8 million in cash, from (a) completing in January 2006, the sale to Jipangu of equity units at Cdn$0.35 per unit, consisting of 11,650,000 common shares and 2,000,000 warrants exercisable at Cdn$0.39 for net proceeds of $3.5 million, (b) completing in October 2006, an offering of flow-through equity units of the Company at Cdn$0.45 per unit, consisting of 2,222,221 flow-through shares and 1,111,111 warrants exercisable at amounts from Cdn$1.00 to Cdn$1.15 for net proceeds of $0.8 million, and (c) completing in November 2006, an offering for equity units at $0.30 per unit, consisting of 16,688,206 common shares and 8,344,103 warrants exercisable at $0.50 for net proceeds of $4.5 million. During 2006, $1.4 million was paid on equipment leases.

We estimate that with our year end cash balance of $4.5 million, as supplemented by the monies raised in our private placement of convertible debentures and warrants in February 2007 and our share of the projected cash flow from the joint ventured Montana Tunnels mine, we will have sufficient funds to finance the current 2007 work programs of $4.5 million at Black Fox and $2.5 million for exploration at Huizopa, as well as corporate overhead. However, we will continue to explore financing opportunities to further develop the Black Fox Project and expand our exploration program at the Huizopa Project, which may include Canadian flow-through financing for use at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of the metals we produce. Because of the significant impact that changes in the prices of gold and zinc have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration activities as needed to conserve cash for operations. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

Table of Contractual Obligations

	Payment Due by Period
Contractual Obligations (as of December 31, 2006)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Thousands)
Convertible debenture	$8,756	$8,756	$-	$-	$-
Interest on convertible debenture	1,015	1,015	-	-	-
Capital lease obligations	1,320	728	577	15	-
Operating lease obligations	308	140	94	74	-
Purchase obligations	2,592	2,571	21	-	-
Notes payable	137	137	-	-	-
Other long-term liabilities reflected on the balance sheet (1)	10,605	-	-	-	10,605

(1)   Other long-term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Accrued site closure costs” of $7.1 million as shown on the balance sheet as of December 31, 2006 (full value is $13.3 million before removing 50% joint venture interest). The amount shown above is undiscounted to show full expected cash requirements to Apollo (full value is $19.6 million before removing 50% joint venture interest). As of December 31, 2006, restricted cash of $4.6 million ($8.0 million before removing 50% joint venture interest) has been placed in trust as security relating to the asset retirement obligation.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2006.

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

As of December 31, 2006, we have accrued $13.3 million (Apollo’s share is $7.1 million) related to reclamation, severance and other closure requirements at our properties, an increase of $0.6 million from December 31, 2005. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at December 31, 2006. We have accrued what management believes is the present value of our best estimate of the liabilities as of December 31, 2006; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structure, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any Variable Interest Entities as at December 31, 2006.

The Company’s 50% interest in the joint venture at the Montana Tunnels mine, which is subject to joint control, is consolidated on a proportionate basis whereby the Company includes in these consolidated financial statements its proportionate share of the assets, liabilities, revenues and expenses of the joint venture.

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

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs.

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

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the three years ended December 31, 2006, 2005 and 2004, respectively.

	2006	2005	2004
	(Thousands)
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$118	$335	$549
Consulting services paid to a relative of an officer and director of the Company	14	18	6

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

We currently have minimal debt and thus no material interest rate exposure related to debt. When appropriate, we invest excess cash in short-term debt instruments of the U.S. and Canadian governments and their agencies on a fixed interest rate basis. Over time, the rates received on such investments may fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2007, a one percent change in interest rates would not materially impact our annual income. We may in the future actively manage our exposure to interest rate risk.

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

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Apollo Gold Corporation, Report of Independent Registered Chartered Accountants, and Comment by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences are filed as part of this Item 8 and are included in this Form 10-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the change in our internal control procedures and design during 2006 discussed below. In light of these changes, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

In 2006 a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. Also, following the closure of the mill in May 2006 and placing the Montana Tunnels mine on care and maintenance and the subsequent resumption of mining activities at the mine in September 2006, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine, but as of this date, management has not had sufficient time to evaluate these controls and therefore believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine are being determined. This material weakness could result in the misstatement of assets, liabilities, shareholders’ equity or expenses that would result in a misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.

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

Sarbanes-Oxley Act Section 404 Internal Control Reporting Requirements

As a non-accelerated filer, compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 has been deferred and we will be subject to the requirements in our Annual Report on Form 10-K for fiscal year 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Apollo is incorporated by reference to the section entitled “Proposal #1 - Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 annual meeting of shareholders (the “Proxy Statement”). Reference is made to the information set forth under the section entitled “Executive Officers” in the Proxy Statement which information is incorporated by reference in this Annual Report on Form 10-K.

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

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Exhibit Name
3.1	Certificate of Continuance filed May 28, 2003, filed with the SEC on June 23, 2003 as Exhibit 3.12 to the Registration Statement on Form 10 (File No. 001-31593).

3.2	By-Laws of the Registrant, as amended to date, filed with the SEC on June 23, 2003 as Exhibit 3.13 to the Registration Statement on Form 10 (File No. 001-31593).

4.1	Sample Certificate of Common Shares of the Registrant, filed with the SEC on June 23, 2003 as Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-31593).

4.2
Trust Indenture, dated November 4, 2004, by and among Apollo Gold Corporation, Apollo Gold, Inc., and The Canada Trust Company, filed with the SEC on November 9, 2004 as Exhibit 4.2 to the Current Report on Form 8-K.

4.3	Subscription Agreement, dated December 31, 2004, by and among Apollo Gold Corporation and certain investors, filed with the SEC on January 5, 2005 as Exhibit 4.1 to the Current Report on Form 8-K.

4.4
Form of Registration Rights Agreement, dated December 31, 2004, by and among Apollo Gold Corporation and certain investors, filed with the SEC on January 5, 2005 as Exhibit 4.2 to the Current Report on Form 8-K.

4.5	Subscription for Shares, dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc., filed with the SEC on August 9, 2005 as Exhibit 4.1 to the Quarterly Report on Form 10-Q.

4.6	Registration Rights Agreement, dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu, Inc., filed with the SEC on August 9, 2005 as Exhibit 4.2 to the Quarterly Report on Form 10-Q.

4.7	Subscription Details, dated June 30, 2005, by and between Apollo Gold Corporation and BMO Nesbitt Burns Inc., filed with the SEC on August 9, 2005 as Exhibit 4.3 to the Quarterly Report on Form 10-Q.

4.8	Subscription Agreement, dated October 17, 2005, by and between Apollo Gold Corporation and Jipangu, Inc., filed with the SEC on October 28, 2005 as Exhibit 4.1 to the Current Report on Form 8-K.

4.9	Registration Rights Agreement, dated October 17, 2005, by and between Apollo Gold Corporation and Jipangu, Inc., filed with the SEC on October 28, 2005 as Exhibit 4.2 to the Current Report on Form 8-K

4.10	Form of Amendment, effective January 16, 2006, to Warrants to Purchase Common Shares, dated November 4, 2004, filed with the SEC on January 13, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.11
First Supplemental Indenture, dated December 13, 2004, to the Trust Indenture, dated November 4, 2004, by and among Apollo Gold Corporation, Apollo Gold, Inc., and The Canada Trust Company, filed with the SEC on January 13, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

4.12
Amendment No. 1, dated January 25, 2006, to Registration Rights Agreement, dated June 1, 2005, by and between Apollo Gold Corporation and Jipangu Inc., filed with the SEC on January 26, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.13
Side Letter from Jipangu Inc. to Apollo Gold Corporation, effective January 18, 2006, filed with the SEC on January 26, 2006 as Exhibit 4.2 to the Current Report on Form 8-K (amending the Apollo Gold Subscription Agreement for Units dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 4.1 to the Current Report on Form 8-K).

4.14
Amendment No. 1, dated January 25, 2006, to Registration Rights Agreement, dated October 17, 2005, by and between Apollo Gold Corporation and Jipangu Inc., filed with the SEC on January 26, 2006 as Exhibit 4.3 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
4.15
Form of Flow Through Subscription Agreement, dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.16	Form of Flow Through Unit Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.2 to the Current Report on Form 8-K.

4.17	Form of Broker Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.3 to the Current Report on Form 8-K.

4.18	Form of Purchase Agreement, dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.4 to the Current Report on Form 8-K.

4.19	Form of U.S. Unit Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.5 to the Current Report on Form 8-K.

4.20	Form of Compensation Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.6 to the Current Report on Form 8-K.

4.21
Shareholder Rights Plan Agreement, dated January 17, 2007, by and between Apollo Gold Corporation and CIBC Mellon Trust Company filed with the SEC on January 19, 2007 as Exhibit 4.1 to the Current Report on Form 8-K

4.22
Form of Subscription Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.23	Form of Convertible Debenture, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.24	Form of Purchase Warrant, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.25	Form of Compensation Warrant, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.4 to the Current Report on Form 8-K.

4.26
Form of Registration Rights Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.5 to the Current Report on Form 8-K.

10.1
Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, filed with the SEC on June 23, 2003 as Exhibit 10.1 to the Registration Statement on Form 10 (File No. 001-31593).

10.2
Amended and Restated Employment Agreement dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on June 23, 2003 as Exhibit 10.2 to the Registration Statement on Form 10 (File No. 001-31593).

10.3	Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan, filed with the SEC on June 23, 2003, as Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-31593).

10.4
Term Bonding Agreement dated August 1, 2002 among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc., filed with the SEC on June 23, 2003 as Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-31593).

Exhibit No.	Exhibit Name
10.5
Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan) , filed with the SEC on June 23, 2003 as Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-31593).

10.6	Form of Indemnification Agreement, dated various dates, between Apollo Gold Corporation and filed with the SEC on September 24, 2004 as Exhibit 10.1 to the Current Report on Form 8-K.

10.7
Form of Indemnification Agreement, dated various dates, by and among Apollo Gold, Inc.; Apollo Gold Exploration, Inc.; Apollo Gold Finance Inc.; and Donald W. Vagstad, filed with the SEC on September 24, 2004 as Exhibit 10.2 to the Current Report on Form 8-K.

10.8
Employment Agreement between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004, as amended, filed with the SEC on September 24, 2004 as Exhibit 10.3 to the Current Report on Form 8-K.

10.9
Stock Purchase Agreement among Jipangu Inc., Jipangu International Inc., Apollo Gold, Inc. and Apollo Gold Corporation made as of October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.1 to the Current Report on Form 8-K.

10.10	Promissory Note by Apollo Gold Corporation as Maker and Jipangu Inc. as Holder, dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.2 to the Current Report on Form 8-K.

10.11
General Security Agreement by Apollo Gold Corporation as Debtor in favor of The Canada Trust Company, dated as of January 4, 2006, filed with the SEC on January 13, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.12
Letter from Apollo Gold Corporation to the Debentureholders of the Series 2004-B Convertible Secured Debentures, dated December 19, 2005, filed with the SEC on January 13, 2006 as Exhibit 10.4 to the Current Report on Form 8-K.

10.13
Form of Amended and Restated Employment and Severance Agreement, dated January 23, 2006, by and between Apollo Gold Corporation and each of Donald O. Miller, James T. O’Neil, David K. Young and Donald W. Vagstad, filed with the SEC on January 27, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.14
Form of Amendment No. 1, dated January 23, 2006, to Amended and Restated Employment Agreement, by and between Apollo Gold Corporation and each of R. David Russell, Melvyn Williams and Richard F. Nanna, filed with the SEC on January 27, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.15
Form of Amended and Restated Indemnification Agreement, dated November 18, 2005, by and among Apollo Gold, Inc.; Apollo Gold Finance, Inc.; Montana Tunnels Mining, Inc. and each of R. David Russell, Melvyn Williams, David K. Young, Donald O. Miller, James T. O’Neil, Jr., G. Michael Hobart, W.S. Vaughan, and Charles Stott, filed with the SEC on March 31, 2006 as Exhibit 10.20 to the Annual Report on Form 10-K.

10.16
Apollo Gold Corporation Stock Option Incentive Plan, as amended and restated May 24, 2006, filed with the SEC on April 27, 2006 as Schedule B to Apollo Gold Corporation’s Proxy Statement on Schedule 14A.

10.17	Mine Development and Operating Agreement, dated July 28, 2006, between Montana Tunnels Mining, Inc. and Elkhorn Tunnels, LLC, filed with the SEC on August 2, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.18	Option Agreement, dated July 28, 2006, between Montana Tunnels Mining, Inc. and Elkhorn Goldfields, Inc., filed with the SEC on August 2, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.19
Mill Operating and Option Agreement, dated July 28, 2006, between Montana Tunnels Mining, Inc. and Elkhorn Goldfields, Inc., filed with the SEC on August 2, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

10.20	Promissory Note, dated August 1, 2006, issued by Montana Tunnels Mining, Inc. to Great American Group, filed with the SEC on August 2, 2006 as Exhibit 10.4 to the Current Report on Form 8-K.

10.21
Master Lease Agreement, dated as of November 21, 2006, between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.22
Lease Schedule No. 001, dated as of November 21, 2006, between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.23
Security Agreement, dated as of November 21, 2006, between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

10.24
Form of Amendment, dated January 8, 2007, to Mine Development and Operating Agreement, dated July 28, 2006, between Montana Tunnels Mining, Inc. and Elkhorn Tunnels, LLC, filed with the SEC on January 9, 2007 as Exhibit 10.1 to the Current Report on Form 8-K.

21.1	List of subsidiaries of the Registrant*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of Mine Development Associates*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 30, 2007 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. DAVID RUSSELL
R. David Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. DAVID RUSSELL R. David Russell	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2007

/s/ CHARLES E. STOTT Charles E. Stott	Chairman of the Board of Directors	March 30, 2007

/s/ G. MICHAEL HOBART G. Michael Hobart	Director	March 30, 2007

/s/ ROBERT W. BABENSEE Robert W. Babensee	Director	March 30, 2007

/s/ W.S. VAUGHAN W.S. Vaughan	Director	March 30, 2007

/s/ MARVIN K. KAISER Marvin K. Kaiser	Director	March 30, 2007

/s/ DAVID W. PEAT David W. Peat	Director	March 30, 2007

/s/ MELVYN WILLIAMS Melvyn Williams	Chief Financial Officer and Senior Vice President - Finance and Corporate Development (Principal Financial and Accounting Officer)	March 30, 2007

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of Apollo Gold Corporation

We have audited the consolidated balance sheets of Apollo Gold Corporation (the “Company”) as at December 31, 2006 and 2005, and the consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.

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

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Vancouver, Canada
March 29, 2007

COMMENT BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the shareholders dated March 29, 2007 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the report of the independent registered chartered accountants when these are adequately disclosed in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Vancouver, Canada
March 29, 2007

APOLLO GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands of
	U.S. Dollars)
ASSETS
CURRENT
Cash and cash equivalents	$4,512	$127
Accounts receivable and other	728	2,638
Note receivable (Note 4)	1,865	-
Prepaids	301	400
Inventories (Note 5)	660	1,708
Total current assets	8,066	4,873
Property, plant and equipment (Note 6)	38,868	40,045
Restricted certificates of deposit (Note 7)	4,605	17,043
Deferred financing costs (Note 9)	265	584
TOTAL ASSETS	$51,804	$62,545
LIABILITIES
CURRENT
Accounts payable	$1,710	$6,802
Accrued liabilities	1,254	1,841
Notes payable (Note 8)	671	596
Property and mining taxes payable	442	1,172
Convertible debenture (Note 9)	7,660	-
Total current liabilities	11,737	10,411
Accrued severance	370	383
Notes payable (Note 8)	569	75
Convertible debenture (Note 9)	-	6,601
Accrued site closure costs (Note 11)	7,135	12,634
Deferred gain (Note 4)	3,750	-
TOTAL LIABILITIES	23,561	30,104

Continuing operations (Note 1)
Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Share capital (Note 12)	159,029	148,526
Equity component of convertible debentures (Note 9)	1,809	1,809
Note warrants (Note 9)	1,062	781
Contributed surplus (Note 12)	11,166	10,561
Deficit	(144,823)	(129,236)
TOTAL SHAREHOLDERS’ EQUITY	28,243	32,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,804	$62,545

APPROVED ON BEHALF OF THE BOARD

/s/ Charles E. Stott
Charles E. Stott, Director

/s/ David W. Peat
David W. Peat, Director

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. dollars, except for share and per share amounts)
REVENUE
Revenue from sale of minerals	$10,177	$43,254	$38,254
OPERATING EXPENSES
Direct operating costs	15,361	48,357	52,473
Depreciation and amortization	1,647	2,551	2,640
General and administrative expenses	3,577	7,588	7,095
Stock-based compensation	427	597	767
Accretion expense - accrued site closures costs	948	881	820
Loss (gain) on sale of property, plant and equipment	7	(3,848)	(6)
Exploration and business development	1,033	918	1,051
	23,000	57,044	64,840
OPERATING LOSS	(12,823)	(13,790)	(26,586)
OTHER INCOME (EXPENSES)
Interest income	421	397	313
Interest expense	(2,677)	(2,533)	(252)
Foreign exchange loss and other	(158)	(35)	(770)
LOSS FROM CONTINUING OPERATIONS FOR THE YEAR	(15,237)	(15,961)	(27,295)
LOSS FROM DISCONTINUED OPERATIONS FOR THE YEAR (Note 20)	(350)	(6,247)	(3,712)
NET LOSS FOR THE YEAR	$(15,587)	$(22,208)	$(31,007)

BASIC AND DILUTED NET LOSS PER SHARE FROM:
Continuing operations	$(0.13)	$(0.16)	$(0.34)
Discontinued operations	(0.00)	(0.06)	(0.05)
	$(0.13)	$(0.22)	$(0.39)
BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING	123,621,267	101,811,291	78,716,042

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of Shares	Share Capital	Equity Component of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
	(In thousands of U.S. dollars, except for number of shares)
Balance, December 31, 2003	73,539,790	$121,112	$-	$-	$12,766	$(76,021)	$57,857
Units issued for cash (Note 12(c)(ii))	8,299,999	4,873	-	-	622	-	5,495
Conversion of special warrants (Note 12(c)(i))	2,326,666	1,449	-	-	50	-	1,499
Flow-through common shares (Note 12(c)(iii))	714,285	515	-	-	-	-	515
Warrants exercised	5,399,848	12,695	-	-	(4,083)	-	8,612
Options exercised	399,054	966	-	-	(647)	-	319
Shares reacquired and cancelled	(20,500)	(48)	-	-	-	-	(48)
Shares issued for Huizopa interest (Note 12 (c)(v))	48,978	88	-	-	-	-	88
Shares issued for 2003 stock-based compensation	265,000	376	-	-	(376)	-	-
Bridge loan compensation warrants	-	-	-	-	275	-	275
Equity component of convertible debentures	-	-	1,815	-	63	-	1,878
Note Warrants	-	-	-	781	27	-	808
Debenture compensation warrants	-	-	-	-	163	-	163
Stock-based compensation	-	-	-	-	767	-	767
Net loss	-	-	-	-	-	(31,007)	(31,007)
Balance, December 31, 2004	90,973,120	142,026	1,815	781	9,627	(107,028)	47,221

Units issued for cash (Note 12(b)(i))	4,199,998	2,587	-	-	194	-	2,781
Shares issued for increase in Huizopa interest (Note 12(b)(ii))	1,000,000	410	-	-	-	-	410
Shares issued for cash (Note 12(b)(iii))	10,000,000	3,183	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	(6)	-	-	-	17
Engagement fee shares and warrants (Note 12(b)(iv))	350,000	100	-	-	143	-	243
Completion fee shares (Note 12(b)(v))	900,000	197	-	-	-	-	197
Stock-based compensation	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	148,526	1,809	781	10,561	(129,236)	32,441

Units issued for cash (Note 12(a)(i))	11,650,000	3,488	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation (Note 12(a)(ii))	2,290,408	955	-	-	-	-	955
Reduction of exercise price of Note Warrants (Note 9)	-	-	-	305	-	-	305
Note Warrants exercised	600,000	264	-	(24)	-	-	240
Shares issued for services (Note 12(a)(iii))	1,325,000	668	-	-	-	-	668
Flow-through units issued for cash (Note 12(a)(iv))	2,222,221	746	-	-	27	-	773
Units issued for cash (Note 12(a)(v))	16,688,206	4,357	-	-	156	-	4,513
Options exercised	50,000	25	-	-	(5)	-	20
Stock-based compensation	-	-	-	-	427	-	427
Net loss	-	-	-	-	-	(15,587)	(15,587)
Balance, December 31, 2006	142,282,286	$159,029	$1,809	$1,062	$11,166	$(144,823)	$28,243

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands of U.S. dollars)
OPERATING ACTIVITIES
Net loss for the year	$(15,587)	$(22,208)	$(31,007)
Items not affecting cash:
Depreciation and amortization	1,647	2,551	2,640
Amortization of deferred financing costs	319	319	53
Loss from discontinued operations	350	6,247	3,712
Reduction in exercise price of Note Warrants	305	-	-
Stock-based compensation	427	597	767
Shares issued for services	668	-	-
Accretion expense - accrued site closure costs	948	881	820
Accretion expense - convertible debenture, net of interest paid	1,059	1,085	(92)
Foreign exchange loss and other	81	372	6
Loss (gain) on sale of property, plant and equipment	7	(3,848)	(6)
Bridge loan compensation warrants	-	-	275
Net change in non-cash operating working capital items (Note 17)	(1,482)	1,845	3,423
Discontinued operations	(350)	848	(1,299)
Net cash used in operating activities	(11,608)	(11,311)	(20,708)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(5,417)	(5,487)	(13,018)
Short-term investments	-	-	5,855
Proceeds from disposal of property, plant and equipment	92	4,526	-
Restricted certificate of deposit and other assets	9,007	(12,671)	(1,286)
Proceeds from disposition of discontinued operations	-	14,000	-
Discontinued operations	-	1,022	(9,587)
Net cash provided by (used in) investing activities	3,682	1,390	(18,036)
FINANCING ACTIVITIES
Proceeds on issuance of shares and warrants	8,773	5,944	7,509
Proceeds from exercise of warrants and options	260	-	8,931
Proceeds from bridge loan	-	-	3,000
Repayment of bridge loan	-	-	(3,000)
Acquisition and cancellation of shares	-	-	(48)
Proceeds on issuance of convertible debentures, net	-	-	7,525
Payments of notes payable	(1,357)	(752)	(1,478)
Contributions by Elkhorn	4,635	-	-
Discontinued operations	-	(2,030)	(2,641)
Net cash provided by financing activities	12,311	3,162	19,798
NET INCREASE (DECREASE) IN CASH	4,385	(6,759)	(18,946)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	127	6,886	25,832
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,512	$127	$6,886
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,299	$1,204	$560
Income taxes paid	$-	$-	$-

See Note 17 for additional supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements
Years ended December 31, 2006, 2005 and 2004
(Stated in U.S. dollars; tabular amounts in thousands)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through (i) issuance of debt and equity securities, (ii) funding from joint venture partners (Note 4), (iii) the sale of the Florida Canyon Mine (an open pit heap leach operation located in the State of Nevada), the Standard Mine (an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine) and four exploration properties located near the Florida Canyon Mine (collectively, the “Nevada Assets”) in November 2005 to Jipangu, Inc. (“Jipangu”) plus (iv) the sale of other surplus assets. The Company’s ability to continue as a going concern is dependent on its ability to generate cash flow from the Montana Tunnels mine and/or continue to issue debt and equity securities.

If the Company is unable to generate cash flow from the Montana Tunnels mine and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”). The Mine is an open pit mine and mill, producing gold doré and lead-gold and zinc-gold concentrates, located in the State of Montana. On July 28, 2006 Apollo entered into a joint venture (“JV Agreement”) with Elkhorn Tunnels LLC (“Elkhorn”) in respect of the Mine. The JV Agreement called for Elkhorn to contribute $13 million in return for a 50% interest in the Mine. As of December 31, 2006 Elkhorn had earned a 50% interest in the Mine (Note 4). The Company also owns the Diamond Hill Mine, currently under care and maintenance, also located in the State of Montana.

Apollo has a development property, the Black Fox development project (the “Black Fox Project”), which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project (the “Huizopa Project”), located in the Sierra Madres in Chihuahua, Mexico.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 21, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(a)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structures, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any Variable Interest Entities as at December 31, 2006.

The Company’s 50% interest in the joint venture at the Montana Tunnels mine, which is subject to joint control, is consolidated on a proportionate basis whereby the Company includes in these consolidated financial statements its proportionate share of the assets, liabilities, revenues and expenses of the joint venture.

(b)	Measurement uncertainties

The preparation of financial statements in conformity with Canadian GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, available resources, available operating capital, stock-based compensation and required reclamation costs. These estimates each affect management’s evaluation of asset impairment and the recorded balances of property, plant and equipment, reclamation and site closure costs and the future tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

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

Cash and cash equivalents are comprised of cash and term deposits. The original maturity dates of term deposits are not in excess of 90 days.

(e)	Inventories

Metals inventories are stated at the lower of cost and net realizable value determined by using the first-in, first-out method. Materials and supplies at the mine sites are valued at the lower of direct cost of acquisition and replacement cost.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Property, plant and equipment

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

Mineral rights include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

(h)	Stripping costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Reclamation and closure costs

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

Revenue from the sale of gold and co-products is recognized when the following conditions are met: persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured. Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties. Revenue for lead and zinc concentrates is determined by contract as legal title to the concentrate transfers and include provisional pricing arrangements accounted for as an embedded derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

(m)	Stock incentive plans

Effective January 1, 2004, the Company adopted the amended recommendations of the CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. Under the amended standards of this Section, the fair value of all stock-based awards granted are estimated using the Black-Scholes model and are recorded in operations over their vesting periods. If and when the stock options are ultimately exercised, the applicable amounts of additional contributed surplus are transferred to share capital.

(n)	Income taxes

The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforwards (see Note 13), there is uncertainty as to utilization prior to their expiry. Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

(o)	Loss per share

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Comparative figures

Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation.

4.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS

(a)	Joint Venture Agreement at Montana Tunnels

On July 28, 2006, the Company entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine which called for Elkhorn to contribute $13 million and Montana Tunnels Mining, Inc. (“MTMI”) to contribute all of its assets and liabilities related to the Mine into the joint venture. The money contributed by Elkhorn was used initially to remediate the east wall instability problems encountered at the Mine during September and early October 2005, which led to the suspension of mining on October 21, 2005, and thereafter to move the Mine back towards commercial production.

As of December 31, 2006, Elkhorn had contributed $9.27 million and MTMI and Elkhorn agreed to amend the JV Agreement effective December 31, 2006 such that Elkhorn committed to complete the full funding of $13 million by executing a promissory note for $3.73 million to evidence its obligation to complete its contribution. On January 4, 2007 Elkhorn paid $1.73 million of the promissory note with the balance of $2.0 million being paid on February 23, 2007. Highlights of the JV Agreement are:

•	Elkhorn earned a 50% interest in the Mine when it made its full contribution of $13 million upon signing the $3.73 million promissory note effective December 31, 2006.

•	MTMI is the operator of the Mine. A separate committee consisting of two designees from each of MTMI and Elkhorn will oversee the joint venture.

•
Elkhorn will receive 55% and Apollo will receive 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo would become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount. Thereafter, the sharing would be 50/50. Additionally, Elkhorn is entitled to a preferential interest distribution on its initial contribution of $13 million until it has received cash flow of $13 million.

Apollo accounts for its 50% interest in the assets and liabilities of the joint venture using the proportionate consolidation method. For the year ended December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain will be amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

4.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS (continued)

The assets and liabilities of the Montana Tunnels joint venture at December 31, 2006 are as follows:

Apollo’s 50% Share of Joint Venture
Current
Cash and cash equivalents	$(64)
Accounts receivable and other	21
Note receivable	1,865
Inventories	660
Prepaids	24
2,506
Property, plant and equipment	7,151
Restricted certificates of deposit	3,430
Total assets	$13,087

Current
Accounts payable	$216
Accrued liabilities	669
Notes payable	496
Property and mining taxes payable	438
1,819
Notes payable	527
Accrued site closure costs	6,127
Total liabilities	$8,473

(b)	Additional Agreements with Elkhorn Goldfields (“EGI”)

At the same time Apollo entered into the JV Agreement, Apollo also entered into two other agreements with EGI, an affiliate of Elkhorn. The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $0.8 million. The option has an exercise term of two years. The second agreement is a mill operating and option agreement pursuant to which EGI will have the right to have the Company process the ore from EGI’s Elkhorn mine through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex. The milling agreement also provides EGI a two-year option to purchase the Diamond Hill mill for $1.0 million.

5.	INVENTORIES

Inventories consist of:

	2006	2005
Concentrate inventory	$-	$94
Doré inventory	-	14
Materials and supplies	660	1,600
	$660	$1,708

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

6.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31 are as follows:

	2006			2005
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Mine assets
Building, plant and equipment	$6,106	$2,441	$3,665	$8,919	$3,163	$5,756
Mining properties and development costs	31,298	1,485	29,813	31,497	2,663	28,834
	37,404	3,926	33,478	40,416	5,826	34,590
Mineral rights	5,390	-	5,390	5,455	-	5,455
Total property, plant and equipment	$42,794	$3,926	$38,868	$45,871	$5,826	$40,045

Leased assets included above in Building, plant and equipment	$1,488	$165	$1,323	$187	$30	$157

7.	RESTRICTED CERTIFICATES OF DEPOSIT

As at December 31 restricted certificates of deposit are as follows:

	2006	2005
Restricted certificate of deposit - Site closure obligation - Montana Tunnels (a)	$4,052	$5,465
Restricted certificate of deposit - Site closure obligation - Black Fox	553	581
Restricted certificate of deposit - Convertible debenture (b)	-	10,997
	$4,605	$17,043

(a)	Restricted certificate of deposit - Site closure obligation - Montana Tunnels

The restricted certificate of deposit represents cash that has been placed in trust as security to the State of Montana relating to the Company’s site closure obligations (see Note 11).

The Company has entered into an agreement with CNA, an insurer, to complete the bonding requirements at MTMI. CNA committed to an approximate $15 million 15-year term bonding (Apollo share is $7.5 million) facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement. The agreement obligates MTMI to make current payments of $268,000 monthly (Apollo share is $134,000) until the balance in the trust account is equal to the penal sum of the CNA bond. The monthly payments are adjusted annually in August of each year and are dependent upon the average gold price for the previous twelve months. At December 31, 2006, the restricted certificate of deposit for bonding requirements at Montana Tunnels is $7.5 million (Apollo share is $3.7 million) (2005 - $5.5 million).

(b)	Restricted certificate of deposit - Convertible debenture

The restricted certificate of deposit - convertible debenture represents cash that was placed in trust with The Canada Trust Company as security for the convertible debenture (Note 9). This restriction was released on January 8, 2006.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

8.	NOTES PAYABLE

The notes payable are secured by a fixed charge on certain machinery and equipment and bear interest at various rates between 5.7% and 28.2%, (2005 - 2.8% and 7.5%) and are repayable as follows at December 31, 2006:

2007	$671
2008	555
2009	14
Total notes payable	1,240
Less current portion	(671)
Total long-term obligations	$569

9.	CONVERTIBLE DEBENTURE

On November 4, 2004, the Company completed a $10.5 million offering consisting of $8.8 million special notes and $1.7 million special warrants (Note 12 (b)(i)). These special notes were converted into $8.8 million convertible secured debentures (the “Debentures”) and 5,253,750 warrants (the “Note Warrants”). The Debentures mature on December 16, 2007 and bear interest at a rate of 12% per annum, payable quarterly in arrears beginning on December 31, 2004. The Note Warrants expire on November 4, 2007 and are each exercisable for one common share of the Company at a price of $0.40 per common share, except as noted.

The Debentures are convertible, at the option of the holder, at any time prior to maturity or five days prior to redemption into common shares of the Company at a price of $0.75 per common share. Since redemption can be made either by cash or by common shares at the option of the Company, the Debentures are classified as a compound financial instrument for accounting purposes.

The value of the Debentures is comprised of a $5.6 million fair value of the Debentures, $2.2 million fair value of the holder’s option to convert the principal balance into common shares, and $0.9 million fair value of the Note Warrants. These components have been measured at their respective fair values on the date that the Debentures and Note Warrants were issued. The $5.6 million fair value of the Debentures is classified as a liability and the $3.1 million combined fair value of the conversion option and Note Warrants have been classified in shareholders’ equity. Over the three-year term of the Debentures, the fair value of the Debentures are accreted to their face value. The periodic accretion of the Debentures is charged to accretion expense. For the year ended December 31, 2006, the Company recorded accretion of $2.1 million (2005 - $2.1 million) related to the Debentures as a charge to accretion expense with a corresponding credit to the liability component of the Debentures based on a straight line method which approximates the effective interest method.

The Company incurred equity issuance costs of $0.4 million and deferred financing costs of $0.8 million. Deferred financing costs are amortized over the term of the Debenture. During both 2006 and 2005, $319,000 of deferred financing costs were charged to operations.

In addition, the agents were granted 1,167,500 warrants as additional compensation in connection with the issuance of the Debentures. Each warrant entitled the holder to acquire one share at a price of $0.80 per share until all of the warrants expired unexercised on November 4, 2006. The grant-date fair value of these compensation warrants of $0.3 million is comprised of $0.1 million equity issuance costs and $0.2 million deferred financing costs to be amortized over the term of the Debenture.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

9.	CONVERTIBLE DEBENTURE (continued)

On January 6, 2006, Apollo pledged the Company’s Black Fox Property to the Canada Trust Company (the “Secured Party”) as substitute collateral for the Debentures, which were previously secured by $11.0 million restricted cash. The Secured Party is the trustee for the holders of the Debentures. Related to this transfer of collateral the Company agreed to reduce the exercise price on 5,013,600 of the Note Warrants attached to the Debentures from $0.80 to $0.40 per common share. The reduction in the exercise price was effective January 16, 2006, and applies to all warrants attached to the Debentures except for the 240,000 warrants held by the Company’s insiders, which remain exercisable at $0.80 per common share. The Company recorded a financing cost of $0.3 million for the reduction in exercise price of the Note Warrants.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for all U.S. employees. Employee benefits under the plan are limited by federal regulations. All U.S. employees are eligible to participate on their date of hire. The Company currently matches 50% of the first 6% invested beginning three months after hire date. The Company match was reinstated in August 2006 after being discontinued in September 2004. The vesting schedule is two years.

The amounts charged to earnings for the Company’s defined contribution plan totaled $10,000, nil and $338,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	ACCRUED SITE CLOSURE COSTS

All of the Company’s operations are subject to reclamation and closure requirements. Although the ultimate amount of site restoration costs is uncertain, on a regular basis, the Company monitors these costs and together with third party engineers prepares internal estimates to evaluate their bonding requirements. The estimates prepared by management are then reconciled with the requirements of government agencies.

At December 31, 2006, the accrued site closure liabilities amounted to $7.1 million (2005 - $12.6 million). These liabilities are based on third party engineer reports. The liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property which in aggregate are valued at approximately $9.6 million.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

11.	ACCRUED SITE CLOSURE COSTS (continued)

The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2003	$9,148
Accretion	820
Increase in reclamation assets	1,785
Balance, December 31, 2004	11,753
Accretion	881
Balance, December 31, 2005	12,634
Accretion	948
Increase in reclamation assets	375
Decrease in reclamation assets	(695)
Montana Tunnels Joint Venture - allocation to Elkhorn	(6,127)
Balance, December 31, 2006	$7,135

The Company has estimated that the total obligations associated with the retirement of its properties at December 31, 2006 are $10.6 million. The $7.1 million (2005 - $12.6 million) fair value of these obligations is determined using a 7.5% credit adjusted risk-free discount rate and expected payment of obligations over thirteen years.

12.	SHARE CAPITAL

(a)	Shares issued in 2006

(i) On January 26, 2006, the Company completed a private placement of 11,650,000 units with Jipangu at Canadian (“Cdn”) $0.35 per unit for gross proceeds of $3.5 million. Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company.

(ii) On February 27, 2006, the Company issued 2,290,408 common shares of the Company at Cdn$0.48 per share to officers of the Company, as approved by the Company’s Board of Directors in December 2005.

(iii) On August 29, 2006, the Company issued 400,000 common shares for investor relations services at $0.67 per share. On September 12, 2006, the Company issued 925,000 common shares at $0.43 per share as a fee related to the JV Agreement in respect of MTMI.

(iv) On October 30, 2006, the Company completed an offering of 2,222,221 flow-through units of the Company at Cdn$0.45 per unit for net proceeds of $773,000 (Cdn$903,000) and fair value of broker compensation warrants of $27,000. Each flow-through unit is comprised of one flow-through common share of the Company and one-half of one share purchase warrant, with each whole warrant exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months. In connection with this offering, 166,666 broker compensation warrants were issued. (See Note 12(c)(i) for a description of the broker compensation warrants.) The broker compensation warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 88%, an expected life of the warrants of two years, and an annual risk-free rate of 4.0%.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

12.	SHARE CAPITAL (continued)

(v) On November 9, 2006, the Company completed an offering of approximately 16.7 million units of the Company at $0.30 per unit for net proceeds of approximately $4.5 million and fair value of placement agents’ warrants of $0.2 million. Each unit sold in the offering consists of one common share and one-half of one share purchase warrant, with each whole warrant exercisable into one common share of the Company for a period of three years after closing at an exercise price of $0.50. The warrants contain provisions that provide that the exercise price of the warrants will be reduced under certain circumstances. In connection with this offering, approximately 1,168,174 million placement agents’ warrants were issued with the same terms as described above. The placement agents’ warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 85%, an expected life of the warrants of three years, and an annual risk-free rate of 4.0%.

(b)	Shares issued in 2005

(i) On January 7, 2005, the Company completed the second tranche of a private placement of 4,199,998 units with a purchase price of $0.75 for net proceeds of $2.8 million, net of expenses of $0.3 million and fair value of broker’s compensation warrants of $0.2 million. Each unit is comprised of one common share of the Company and 0.75 share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company for two years at an exercise price of $1.00 per share. In connection with the first and second tranches, 1,250,000 broker compensation warrants were issued. (See Note 12(c)(ii) for a description of the broker compensation warrants.)

(ii) During 2005, the Company increased its interest in the Huizopa Project with Argonaut. In consideration for such increase, the Company issued 1,000,000 shares with a value of $410,000 which were recorded as property, plant and equipment within the balance sheet. Following this arrangement, the Company’s Mexican subsidiary owns Argonaut’s former subsidiary which has a contractual interest in two of the concessions at the Huizopa Project. The Company no longer has any earn-in requirement for the project, although it will still be responsible for the underlying payments to the landowner of the project, and the payments and performance or obligations required to maintain those concessions.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

12.	SHARE CAPITAL (continued)

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

(c)	Warrants

The following summarizes outstanding warrants as at December 31, 2006:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
November 4, 2004	4,413,600	4,413,600	0.40	November 4, 2007
November 4, 2004	240,000	240,000	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
January 7, 2005	3,149,998	3,149,998	1.00	January 7, 2007
November 8, 2006	8,344,103	8,344,103	0.50	November 8, 2009
November 8, 2006	1,168,174	1,168,174	0.50	November 8, 2009
	18,711,875	18,711,875
			Exercisable in Cdn$
June 30, 2005	1,250,000	1,250,000	Cdn$ 0.40	June 30, 2007
January 26, 2006	2,000,000	2,000,000	Cdn$ 0.39	January 26, 2008
October 30, 2006	1,111,111	1,111,111	Cdn$ 1.00 (1)	October 30, 2008
	4,361,111	4,361,111
	23,072,986	23,072,986

(1)	The exercise price of these warrants increase to Cdn$1.15 on October 31, 2007 if unexercised.

(i) In addition, 166,666 broker compensation warrants were issued and were immediately exercisable on October 30, 2006. The broker compensation warrants were issued in connection with the private placement described in Note 12(a)(iv). Each broker compensation warrant is exercisable at Cdn$0.45 for two years into one common share of the Company and one-half of one share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at Cdn$1.00 per common share through October 30, 2007 and at Cdn$1.15 through October 30, 2008. The broker compensation warrants expire on October 30, 2008.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

12.	SHARE CAPITAL (continued)

(ii) Furthermore, 1,250,000 broker compensation warrants were issued and were immediately exercisable on January 7, 2005. The broker compensation warrants were issued in connection with the first and second tranches of the private placement described in Note 12(b)(i). Each broker compensation warrant was exercisable at $0.75 into one common share of the Company and 0.75 of a share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at $1.00 per common share. The broker compensation warrants expired on January 7, 2007.

(d)	Options

A summary of information concerning outstanding stock options at December 31, 2006 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2003	1,887,300	$2.20	2,500,154	$0.80
Options granted	689,300	1.84	-	-
Options forfeited	-	-	(399,054)	0.80
Options cancelled	(380,300)	2.22	(196,344)	0.80
Balances, December 31, 2004	2,196,300	2.10	1,904,756	0.80
Options granted	3,039,700	0.58	-	-
Options forfeited	(1,361,900)	1.42	(110,174)	0.80
Balances, December 31, 2005	3,874,100	1.15	1,794,582	0.80
Options granted	473,000	0.53	-	-
Options exercised	(50,000)	0.39	-	-
Options expired	(900,000)	1.20	-	-
Options forfeited	(344,200)	1.05	(563,730)	0.80
Balances, December 31, 2006	3,052,900	$1.06	1,230,852	$0.80

(i) Fixed stock option plan

The Company has a fixed stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company at a price based on the trading price of the Common Shares one trading day preceding the date of grant. Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at December 31, 2006, an aggregate of 9,086,786 fixed stock options were available for future grants of awards under the plan.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

12.	SHARE CAPITAL (continued)

The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2006:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
686,500	February 18, 2013	$2.24	6.1	686,500	$2.24
261,000	March 10, 2014	2.05	7.2	261,000	2.05
25,000	May 19, 2014	1.44	7.4	25,000	1.44
21,800	August 10, 2014	0.95	7.6	21,800	0.95
1,185,600	March 10, 2015	0.65	8.2	592,800	0.65
100,000	August 4, 2015	0.27	8.6	50,000	0.27
300,000	December 12, 2015	0.20	9.0	150,000	0.20
125,000	March 28, 2016	0.65	9.2	62,500	0.65
200,000	May 23, 2016	0.53	9.4	-	-
108,000	August 10, 2016	0.48	9.6	-	-
40,000	November 9, 2016	0.32	9.9	-	-
3,052,900		$1.06	7.9	1,849,600	$1.41

The aggregate intrinsic value of options outstanding is $3.2 million and the aggregate intrinsic value of options currently exercisable is $2.6 million. The intrinsic value of options exercised for the year ending December 31, 2006 was $20,000. There were no options exercised during the years ended December 31, 2005 and 2004.

Stock compensation expense is recognized on a straight-line basis over the vesting period. Expense recognized for the years ended December 31, 2006 and 2005 was $0.4 million and $0.6 million, respectively. As at December 31, 2006 there was $0.1 million of total unrecognized compensation cost related to unvested options, which will be amortized over their remaining vesting period of 1.75 years.

(ii) Performance-based stock option plan

In 2002, 2,780,412 performance-based options with an expiry date of June 25, 2007 and an exercise price of $0.80 were granted to certain directors, officers and employees, and were subject to reduction if certain performance criteria were not met. In fiscal 2003, the balance of the options vested based upon the established fiscal 2003 performance criteria. As of December 31, 2006 there are 1,230,852 performance-based stock options outstanding.

(e)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2006	2005	2004
Risk-free interest rate	4.1%	3.7%	3.1%
Dividend yield	0%	0%	0%
Volatility	89%	73%	57%
Expected life in years	6	5	5
Weighted average grant-date fair value of stock options	$0.40	$0.36	$0.91

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

12.	SHARE CAPITAL (continued)

The Black-Scholes option-pricing model requires the input of subjective assumptions, including expected term of the option award and stock price volatility. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. Expected volatility is based on the historic volatility of our stock. These assumptions involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

13.	INCOME TAXES

The Company did not record a provision or benefit for income taxes for the periods ended December 31, 2006, 2005 and 2004, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the loss before tax provision due to the following:

	2006	2005	2004
Statutory tax rate	33.12%	34.90%	35.62%
Recovery of income taxes computed at standard rates	$5,046	$5,570	$9,722
Higher (lower) foreign tax rates	718	817	150
Tax losses not recognized in the period that the benefit arose	(5,764)	(6,387)	(9,872)
	$-	$-	$-

The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

	2006	2005
Future income tax assets
Net operating losses carried forward	$47,075	$46,385
Exploration and development expenses	303	829
Property, plant and equipment	1,964	2,672
Accrued site closure costs	4,730	4,587
Other	4,939	5,676
	59,011	60,149
Less: Valuation allowance	(59,011)	(60,149)
Net future income tax asset	$-	$-

Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations. The Company has placed a full valuation allowance on its excess tax assets due to a lack of past taxable profits. It does not believe significant income tax obligations will occur in the near future. At December 31, 2006, the Company has the following unused tax losses available for tax carryforward purposes:

Country	Amount	Expiry
Canada	$19,093	2007-2026
United States	117,283	2011-2026

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

14.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)	Market risk

Due to the nature of the precious metals market, the Company is not dependent on a significant customer to provide a market for its refined gold and silver. However, the Company’s lead-gold and zinc-gold concentrates are subject to a contract with Teck Cominco Metals Ltd. and if the Company had to change the smelters to which these concentrates are shipped, the additional transportation costs could be considerable. Although it is possible that the Company could be directly affected by weaknesses in the metals processing business, the Company periodically monitors the financial condition of its customers.

(b)	The estimated fair value of the Company’s financial instruments was as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,512	$4,512	$127	$127
Accounts receivable and other	728	728	2,638	2,638
Note receivable	1,865	1,865	-	-
Accounts payable	1,710	1,710	6,802	6,802
Accrued liabilities	1,254	1,254	1,841	1,841
Notes payable and other liabilities
Current	671	671	596	596
Non-current	939	939	448	448
Convertible debenture	7,660	7,660	6,601	6,601

15.	COMMITMENTS AND CONTINGENCIES

(a)	Royalties

The Company’s properties are subject to royalty obligations based on minerals produced from the properties. The Montana Tunnels and Black Fox Project current reserves are not subject to royalty obligations. Royalty obligations for the Huizopa Project will arise upon mine production.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

15.	COMMITMENTS AND CONTINGENCIES (continued)

In May 2006, a purported class action lawsuit was filed in U.S. District Court Missoula Division of Montana by 14 former employees at the Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that the Company gave deficient WARN Act notice and are seeking damages for back pay and benefits. The Company believes that it has meritorious defenses in this suit and is vigorously defending itself against these claims. The Company cannot reasonably predict the final outcome of this lawsuit.

(d)	Huizopa Project

To maintain the exploration and exploitation rights for the “Rosa” and “Donna” concessions, both located in the Municipality of Madera, Chihuahua, Mexico, the Company was required to pay $0.1 million in April 2007 and $1.5 million (plus applicable taxes in Mexico) in October 2007. These concessions represent approximately 17% of the Huizopa property. These payments were made ahead of schedule on February 28, 2007 when the Company issued 1,000,000 shares and paid $2.55 million in settlement of certain claims and the outstanding land payments on its Huizopa properties. These payments resulted in Apollo’s 100% Mexican owned subsidiaries owning 100% of the 128 square kilometers mining concessions known as Huizopa.

(e)	Indemnification obligations

The Company is subject to certain indemnification obligations to Jipangu relating to the sale of the Nevada Assets. At this time, the Company is unable to predict what cost there will be related to such indemnification obligations.

16.	LEASE COMMITMENTS

Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2006 were as follows:

	Capital Leases	Operating Leases
2007	$727	$140
2008	578	94
2009	15	74
Total	1,320	$308
Less imputed interest	217
Total present value of minimum capital lease payments	1,103
Less current portion of capital lease obligations	534
Long-term capital lease obligations	$569

Rent expense under non-cancelable operating leases was $98,000, $71,000 and $81,000 for 2006, 2005 and 2004, respectively. The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the years ended December 31 are:

	2006	2005	2004
(Increase) decrease in:
Accounts receivable and other	$1,889	$325	$898
Prepaids	385	(291)	165
Inventories	387	484	(552)
Increase (decrease) in:
Accounts payable	(3,920)	1,178	2,564
Accrued liabilities	69	45	224
Property and mining taxes payable	(292)	104	124
	$(1,482)	$1,845	$3,423

(b)	Non-cash transactions

During the year ended December 31, 2006, property, plant and equipment totaling $2.6 million was acquired via issuance of a promissory note. The balance of $2.3 million of the promissory note was replaced by a capital lease obligation. Additionally, the Company increased prepaid expenses for insurance by issuing a note payable of $0.3 million. As at December 31, 2006, the Company contributed all of the assets and liabilities of MTMI related to the Montana Tunnels mine to the joint venture entered into with Elkhorn (see Note 4).

During the year ended December 31, 2005, the Company issued 1,000,000 shares in connection with the increase of the Huizopa interest in Mexico. Share capital and property, plant and equipment both increased by $0.4 million as a result of this transaction. Also, holders of the convertible debentures converted $25,000 face value for common shares. The convertible debenture decreased by $17,000, share capital increased by $23,000 and equity component of convertible debentures decreased by $6,000 as a result of this conversion. Additionally, property, plant and equipment totaling $0.2 million was acquired under capital lease obligations.

During the year ended December 31, 2004, the Company issued 48,978 shares to meet the earn-in requirements of the Huizopa joint venture agreement. Share capital and property, plant and equipment both increased by $0.1 million as a result of this transaction. Property, plant and equipment totaling $0.3 million was acquired under capital lease obligations.

18.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2006:

	2006	2005	2004
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$118	$335	$549
Consulting services paid to a relative of an officer and director of the Company	14	18	6

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

19.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. At December 31, 2006, the segment information for the Montana Tunnels assets and liabilities are reported under the proportionate consolidation method as a result of the JV Agreement (Note 4). The Montana Tunnels assets and liabilities as at December 31, 2006 below differ from the amounts for the Montana Tunnels joint venture in Note 4 due to the inclusion of assets and liabilities of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which are primarily those of the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at December 31, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(64)	$9	$4,567	$4,512
Other non-cash current assets	2,579	105	870	3,554
	2,515	114	5,437	8,066
Property, plant and equipment	7,159	30,455	1,254	38,868
Restricted certificates of deposit	4,052	553	-	4,605
Deferred financing costs	-	-	265	265
Total assets	$13,726	$31,122	$6,956	$51,804

Current liabilities	$1,823	$149	$9,765	$11,737
Notes payable and other long-term liabilities	527	42	370	939
Accrued site closure costs	6,760	375	-	7,135
Deferred gain	3,750	-	-	3,750
Total liabilities	$12,860	$566	$10,135	$23,561

Amounts as at December 31, 2005 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$8	$15	$104	$127
Other non-cash current assets	4,218	100	428	4,746
	4,226	115	532	4,873
Property, plant and equipment	13,917	24,794	1,334	40,045
Restricted certificates of deposit	5,465	581	10,997	17,043
Deferred financing costs	-	-	584	584
Total assets	$23,608	$25,490	$13,447	$62,545

Current liabilities	$5,444	$221	$4,746	$10,411
Notes payable, convertible debenture and other	-	66	6,993	7,059
Accrued site closure costs	12,634	-	-	12,634
Total liabilities	$18,078	$287	$11,739	$30,104

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

19.	SEGMENTED INFORMATION (continued)

Amounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,177	$-	$-	$10,177
Direct operating costs	15,361	-	-	15,361
Depreciation and amortization	1,538	-	109	1,647
General and administrative expenses	-	-	3,577	3,577
Stock-based compensation	-	-	427	427
Accrued site closure costs - accretion expense	948	-	-	948
Loss on sale of property, plant and equipment	-	-	7	7
Exploration and business development	-	-	1,033	1,033
	17,847	-	5,153	23,000
Operating loss	(7,670)	-	(5,153)	(12,823)
Interest income	273	-	148	421
Interest expense	(237)	-	(2,440)	(2,677)
Foreign exchange loss and other	-	-	(158)	(158)
Loss from continuing operations	$(7,634)	$-	$(7,603)	$(15,237)
Investing activities Property, plant and equipment expenditures	$2,640	$5,289	$127	$8,056

	Year Ended December 31, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$43,254	$-	$-	$43,254
Direct operating costs	48,357	-	-	48,357
Depreciation and amortization	2,417	-	134	2,551
General and administrative expenses	-	-	7,588	7,588
Stock-based compensation	-	-	597	597
Accrued site closure costs - accretion expense	881	-	-	881
(Gain) loss on sale of property, plant and equipment	(3,865)	-	17	(3,848)
Exploration and business development	-	-	918	918
	47,790	-	9,254	57,044
Operating loss	(4,536)	-	(9,254)	(13,790)
Interest income	126	-	271	397
Interest expense	(64)	-	(2,469)	(2,533)
Foreign exchange loss and other	-	-	(35)	(35)
Loss from continuing operations	$(4,474)	$-	$(11,487)	$(15,961)
Investing activities Property, plant and equipment expenditures	$97	$5,290	$721	$6,108

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

19.	SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2004
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$38,254	$-	$-	$38,254
Direct operating costs	52,473	-	-	52,473
Depreciation and amortization	2,527	-	113	2,640
General and administrative expenses	-	-	7,095	7,095
Stock-based compensation	-	-	767	767
Accrued site closure costs - accretion expense	820	-	-	820
Gain on sale of property, plant and equipment	-	-	(6)	(6)
Exploration and business development	-	-	1,051	1,051
	55,820	-	9,020	64,840
Operating loss	(17,566)	-	(9,020)	(26,586)
Interest income	27	-	286	313
Interest expense	(141)	-	(111)	(252)
Foreign exchange loss and other	(111)	-	(659)	(770)
Loss from continuing operations	$(17,791)	$-	$(9,504)	$(27,295)
Investing activities Property, plant and equipment expenditures	$4,207	$10,646	$394	$15,247

20.	DISCONTINUED OPERATIONS

On November 18, 2005, the Company sold its Nevada Assets to Jipangu for $14.0 million in cash, resulting in the Company recording a total impairment of $8.7 million. The Nevada Assets include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine.

The following table presents results of operations for discontinued operations:

	Year Ended December 31,
	2006	2005	2004
Revenue from sale of minerals	$-	$18,591	$26,487
Direct operating costs	-	17,375	26,190
Depreciation and amortization	-	867	2,581
Accretion expense	-	898	598
Royalty expenses	-	267	669
Exploration and business development	-	218	-
(Gain) loss on sale of property, plant and equipment and other	-	(3,547)	177
Impairment	-	8,724	-
	-	24,802	30,215
Operating loss	-	(6,211)	(3,728)
Interest expense	-	(74)	(216)
Realized and unrealized gain on commodity contracts	-	38	232
Loss on disposal of discontinued operations	(350)	-	-
Loss from discontinued operations	$(350)	$(6,247)	$(3,712)

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

21.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	2006	2005
Total assets in accordance with Canadian GAAP	$51,804	$62,545
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(2,038)	(4,260)
Black Fox development costs(c)	(22,354)	(19,181)
Convertible debentures(d)	103	227
Equity accounting for investment in Montana Tunnels joint venture(b)(i)	(8,473)	-
Total assets in accordance with U.S. GAAP	$19,042	$39,331

Total liabilities in accordance with Canadian GAAP	$23,561	$30,104
Convertible debentures(d)	764	1,513
Equity accounting for investment in Montana Tunnels joint venture(b)(i)	(8,473)	-
Deferred gain(b)(i)	(3,750)	-
Total liabilities in accordance with U.S. GAAP	$12,102	$31,617

Total shareholders’ equity in accordance with Canadian GAAP	$28,243	$32,441
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(2,038)	(4,260)
Black Fox development costs(c)	(22,354)	(19,181)
Convertible debentures(d)	(661)	(1,286)
Deferred gain(b)(i)	3,750	-
Total shareholders’ equity in accordance with U.S. GAAP	$6,940	$7,714

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$19,042	$39,331

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	2006	2005
Share capital	$158,790	$148,287
Note warrants	1,062	781
Contributed surplus	31,964	31,359
Deficit	(184,876)	(172,713)
Total shareholders’ equity in accordance with U.S. GAAP	$6,940	$7,714

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

21.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Year ended December 31,
	2006	2005	2004
Loss from continuing operations for the year ended December 31, based on Canadian GAAP	$(15,237)	$(15,961)	$(27,295)
Cumulative effect of change in accounting policy (a)	-	-	(1,508)
Change in depreciation of property, plant and equipment (b)(ii)	183	588	695
Black Fox development costs (c)	(3,173)	(5,133)	(10,405)
Convertible debenture (d)	625	680	(279)
Gain on transfer of assets and liabilities to joint venture(b)(i)	5,789	-	-
Loss from continuing operations for the year based on U.S. GAAP	(11,813)	(19,826)	(38,792)
Loss from discontinued operations for the year based on Canadian GAAP	(350)	(6,247)	(3,712)
Commodity contract gains (e)	-	1,340	4,020
Standard Mine development costs	-	(980)	-
Impairment	-	980	-
(Loss) income from discontinued operations for the year based on U.S. GAAP	(350)	(4,907)	308
Net loss for the year based on U.S. GAAP	$(12,163)	$(24,733)	$(38,484)
Comprehensive loss	$(12,163)	$(24,733)	$(38,484)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.10)	$(0.19)	$(0.49)
Discontinued operations	(0.00)	(0.05)	0.00
Net loss per share - U.S. GAAP basic and diluted	$(0.10)	$(0.24)	$(0.49)

(a)	Stock-based compensation

Under Canadian GAAP, effective January 1, 2004, the Company adopted the amended recommendations of CICA Handbook Section 3870 (Note 3 (m)). Under U.S. GAAP, effective January 1, 2004, the Company adopted the modified prospective method of accounting for stock-based compensation recommended in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, resulting in a cumulative effect of change in accounting policy of $1.5 million. As of January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. The adoption of this standard did not impact the Company’s financial position or results of operations.

(b)	Montana Tunnels

(i) Joint venture

Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine (“MTM”) using the proportionate consolidation method whereby the Company's proportionate share of each line item of MTM's assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements.  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company’s share of the investee’s earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment (Note 21 (b)(ii)) in prior years and as a result the gain on transfer of the Company’s interest in MTM into the joint venture under U.S. GAAP is higher.  Under U.S. GAAP the gain on transfer of the Company's interest in MTM into the joint venture is included in the net loss for the year.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

21.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(ii) Impairment of property, plant and equipment

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

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $22.4 million has been recorded as at December 31, 2006 and an additional expense of $3.2 million has been recorded for the year then ended.

(d)	Convertible debenture

Under Canadian GAAP, the convertible debentures were recorded as a compound financial instrument including detachable note warrants (Note 9). On issuance in November 2004, under U.S. GAAP, the detachable note warrant is similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the convertible debenture in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

(e)	Discontinued operations (Commodity contracts)

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

The Financial Accounting Standards Board ("FASB") staff has taken the view that under SFAS No. 109, Accounting for Income Taxes, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. As of December 31, 2006, this balance was determined to be immaterial and no adjustment is shown in the reconciliation. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

21.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at December 31, 2006, unexpended flow-through funds were $0.9 million (December 31, 2005 - $0.2 million).

(g)	Comprehensive income

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement. For the Company, the only component of comprehensive loss is the net loss for the period.

(h)	Statements of cash flows

Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 would reflect an increase in cash provided by investing activities of $3.2 million, $5.1 million and $10.4 million, respectively, and a corresponding decrease in cash used in operating activities.

(i)	Recently issued accounting pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 04-3, Mining Assets: Impairment and Business Combinations. EITF 04-3 requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets proven and probable reserves, as well as anticipated market price fluctuations, when assigning value in a business combination in accordance with SFAS 141 and when testing the mining assets for impairment in accordance with SFAS 144. The consensus is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 04-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2005, the EITF reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that entities that enter into inventory purchase and sales transactions with the same counterparty, in contemplation of one another, should combine the transactions and treat them as non-monetary exchanges involving inventory. The consensus is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring, in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have any impact on the Company’s operating results or financial positions.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instrument (“SFAS 155”), an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. This Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company expects that the adoption of SFAS 155 will have no impact on its operating results or financial position.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

21.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects that adoption of SFAS 157 will not have a material effect on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R (“SFAS 158”). This Statement requires an employer to recognize in its statement of financial position an asset of a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The Company expects that adoption of SFAS 158 will have no impact on its financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the fiscal year ending after November 15, 2006 by recording necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact, if any, that the implementation SFAS 159 will have on the Company’s results of operations or financial position.

In March 2007, the FASB met to discuss the SEC’s interpretation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The FASB agreed with the SEC’s interpretation that warrants with an exercise price denominated in a currency other than the issuer's functional currency are required to treat the fair value of the warrants as a liability and to mark to market those warrants on a current basis with a corresponding gain or loss recorded in loss from operations. The FASB decided that the SEC’s interpretation could be adopted prospectively. The Company's functional currency is United States dollars. Under Canadian GAAP, warrants to purchase common shares are accounted for as a component of shareholders' equity. The Company expects the adoption of this guidance will not have a material impact on its results of operations.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

22.	SUBSEQUENT EVENTS

(a)	Shareholder Rights Plan

On January 17, 2007, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan has been adopted to ensure the fair treatment of shareholders in connection with any take-over bid for common shares of Apollo. The Rights Plan seeks to provide shareholders with adequate time to properly assess a take-over bid without undue pressure. It also is intended to provide the Board with more time to fully consider an unsolicited take-over bid and, if applicable, to explore other alternatives to maximize shareholder value. The Rights Plan is not intended to prevent take-over bids that treat shareholders fairly.

The Rights Plan adopted and effective in January 2007 will be presented for ratification by the shareholders at the Apollo Annual Meeting expected to be held in May 2007. If approved by the shareholders, the Rights Plan expires in January 2012.

(b)	Convertible debenture

On February 23, 2007, the Company completed a private placement of $8.58 million offering consisting of $8.58 million aggregate principal amount of convertible debentures. The convertible debentures are convertible at the holder’s option at $0.50 per common share at any time until they mature. The Company has the option to force conversion of the Debentures under certain circumstances. The Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008. Each $1,000 principal amount of the convertible debentures includes 2,000 common share purchase warrants.

In addition, the placement agents received compensation warrants to purchase the Company’s common shares totaling 7% of the gross proceeds divided by $0.50 per share. Each purchase warrant and compensation warrant entitles the holder to purchase one share of the Company at an exercise price of $0.50 and expire on February 23, 2009.

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