Form 10-Q
period 2007-03-31
APOLLO GOLD CORP
filed 2007-05-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

At May 6, 2007, there were 143,467,186 common shares of Apollo Gold Corporation outstanding.

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

•	future cash flow from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	the timing of completion of underground reserve and feasibility studies at Black Fox;

•	the availability of stockpiled lower grade material and ore for processing and production if mining activity were temporarily interrupted;

•	production and production costs;

•	daily production rates;

•	throughput rates;

•	cash operating costs;

•	total cash costs;

•	grades of ore mined and milled;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain future financing to fund our estimated expenditure and capital requirements;

•	anticipated exploration, development and corporate overhead expenditures;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates; timing and amount of production; unanticipated grade changes; unanticipated recovery or production problems; changes in mining and milling costs; operational problems at our mining property; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors.” Many of these factors are beyond our ability to control and predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K. Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These condensed consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT
Cash and cash equivalents	$7,489	$4,512
Accounts receivable and other	1,389	728
Note receivable (Note 4)	-	1,865
Prepaids	272	301
Inventories	1,241	660
Total current assets	10,391	8,066
Property, plant and equipment	41,538	38,868
Deferred stripping costs (Note 3)	2,149	-
Restricted certificates of deposit	4,998	4,605
Deferred financing costs	-	265
TOTAL ASSETS	$59,076	$51,804
LIABILITIES
CURRENT
Accounts payable	$2,489	$1,710
Accrued liabilities	2,519	1,254
Notes payable	1,756	671
Property and mining taxes payable	379	442
Convertible debentures	7,959	7,660
Total current liabilities	15,102	11,737
Accrued severance	-	370
Notes payable	413	569
Convertible debentures (Note 5)	3,418	-
Accrued site closure costs	7,268	7,135
Deferred gain (Note 4)	3,679	3,750
TOTAL LIABILITIES	29,880	23,561

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 6)	159,665	159,029
Equity component of convertible debentures	4,101	1,809
Note warrants	3,334	1,062
Contributed surplus	11,831	11,166
Deficit	(149,735)	(144,823)
TOTAL SHAREHOLDERS’ EQUITY	29,196	28,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,076	$51,804

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue from sale of minerals	$2,890	$6,138
Operating expenses
Direct operating costs	3,063	7,158
Depreciation and amortization	250	581
General and administrative expenses	1,140	1,224
Accretion expense - accrued site closure costs	127	237
Amortization of deferred gain	(71)	-
Exploration and business development	1,552	351
Loss on sale of property, plant and equipment	-	7
	6,061	9,558
Operating loss	(3,171)	(3,420)
Other income (expenses)
Interest income	188	66
Interest expense (Note 7)	(1,145)	(600)
Financing costs	(480)	-
Foreign exchange loss and other	(39)	1
Loss from continuing operations for the period	(4,647)	(3,953)
Loss from discontinued operations for the period	-	(250)
Net loss and comprehensive loss for the period	$(4,647)	$(4,203)

Basic and diluted net loss per share from:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	-	-
	$(0.03)	$(0.04)
Basic and diluted weighted-average number of shares outstanding	142,672,545	116,555,263

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

	Share Capital
	Number of Shares	Amount	Equity Component of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance, December 31, 2005	107,456,451	$148,526	$1,809	$781	$10,561	$(129,236)	$32,441
Units issued for cash	11,650,000	3,488	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	-	-	-	-	955
Reduction of exercise price of Note Warrants	-	-	-	305	-	-	305
Note warrants exercised	600,000	264	-	(24)	-	-	240
Shares issued for services	1,325,000	668	-	-	-	-	668
Flow-through units issued for cash	2,222,221	746	-	-	27	-	773
Units issued for cash	16,688,206	4,357	-	-	156	-	4,513
Options exercised	50,000	25	-	-	(5)	-	20
Stock-based compensation	-	-	-	-	427	-	427
Net loss	-	-	-	-	-	(15,587)	(15,587)
Balance, December 31, 2006	142,282,286	159,029	1,809	1,062	11,166	(144,823)	28,243
Change in accounting policy (Note 3)	-	-	-	-	-	(265)	(265)
Balance (as adjusted), January 1, 2007	142,282,286	159,029	1,809	1,062	11,166	(145,088)	27,978
Shares issued for services	20,000	10	-	-	-	-	10
Shares issued for Huizopa settlement (Note 6(a))	1,000,000	540	-	-	-	-	540
Note warrants exercised	164,900	86	-	(20)	-	-	66
Equity component of convertible debentures (Note 5)	-	-	2,292	-	-	-	2,292
Note warrants (Note 5)	-	-	-	2,292	-	-	2,292
Debenture compensation warrants (Note 5)	-	-	-	-	467	-	467
Stock-based compensation	-	-	-	-	198	-	198
Net loss and comprehensive loss	-	-	-	-	-	(4,647)	(4,647)
Balance, March 31, 2007	143,467,186	$159,665	$4,101	$3,334	$11,831	$(149,735)	$29,196

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss for the period	$(4,647)	$(4,203)
Items not affecting cash:
Depreciation and amortization	250	581
Amortization of deferred stripping costs	103	-
Amortization of deferred financing costs	-	80
Financing costs	174	-
Loss from discontinued operations	-	250
Reduction in exercise price of Note Warrants	-	305
Stock-based compensation	198	108
Shares issued for services and settlement of claims	550	-
Accretion expense - accrued site closure costs	127	237
Accretion expense - convertible debenture	532	246
Loss on sale of property, plant and equipment and other	-	20
Amortization of deferred gain	(71)	-
Net change in non-cash operating working capital items (Note 10)	398	(1,875)
Discontinued operations	-	(250)
Net cash used in operating activities	(2,386)	(4,501)

Investing activities
Property, plant and equipment expenditures	(2,875)	(3,445)
Deferred stripping costs	(2,252)	-
Proceeds from disposal of property, plant and equipment	-	90
Restricted certificate of deposit and other assets	(393)	10,553
Net cash (used in) provided by investing activities	(5,520)	7,198

Financing activities
Proceeds on issuance of convertible debentures and note warrants, net	8,062	3,488
Proceeds from exercise of warrants	66	-
Proceeds from notes payable	1,250	-
Payments of notes payable	(360)	(357)
Notes receivable from Elkhorn Tunnels, LLC	1,865	-
Net cash provided by financing activities	10,883	3,131

Net increase in cash and cash equivalents	2,977	5,828
Cash and cash equivalents, beginning of period	4,512	127
Cash and cash equivalents, end of period	$7,489	$5,955

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$335	$275
Income taxes paid	$-	$-

Non-cash investing and financing activities

During the three months ended March 31, 2007, property, plant and equipment totaling $39 was acquired via issuance of a promissory note.

The Company issued agent’s compensation warrants with a value of $294 for services rendered in connection with the issuance of the convertible debentures (Note 5).

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

1.	CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through issuance of debt and equity securities and funding from joint venture partners (Note 4). The Company’s ability to continue as a going concern is dependent on its ability to generate cash flow from the Montana Tunnels joint venture and/or continue to issue debt and equity securities.

If the Company is unable to generate cash flow from the Montana Tunnels joint venture and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

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

(a)    These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 12, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2006, except as disclosed in (b), (c) and (d) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2006.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

Certain of the comparative figures have been reclassified to conform to the current period presentation.

(b)    At March 31, 2007, the Company has ore stockpiles which are included in Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)    On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three months ended March 31, 2007, the Company capitalized $2.3 million in deferred stripping costs and recorded amortization thereon in the amount of $0.1 million. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

(d)    Effective January 1, 2007, the Company adopted CICA Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3855, Financial Instruments - Recognition and Measurement, CICA Handbook Section 3865, Hedges, and CICA Handbook Section 3251, Equity. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 1530 also introduces a new component of equity referred to as comprehensive income. The Company has adopted these standards prospectively.

In accordance with this new standard, the Company now classifies all financial instruments as either held-to-maturity, available-for-sale, held for trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

Upon adoption of this new standard, the Company has designated its cash and cash equivalents as held-for-trading, which are measured at fair value. Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost. Restricted certificates of deposit are classified as held-to-maturity, and are measured at amortized cost. Accounts payable and accrued liabilities, property and mining taxes payable, convertible debentures, notes payable, and accrued site closure costs are classified as other liabilities, which are measured at amortized cost.

Under Section 3855, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of Section 1530 had no impact on the Company.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn in respect of the Mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine.

Elkhorn will receive 55% and Apollo will receive 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo would become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo will have received $17.7 million). Thereafter, the sharing would be 50/50. Additionally, Elkhorn is entitled to a 12% interest distribution (reduced to 10% effective April 1, 2007) charged to the joint venture as interest expense (Note 7) on its initial contribution of $13 million until it has received cash flow of $13 million.

Apollo accounts for its 50% interest in the assets and liabilities of the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.1 million for the three months ended March 31, 2007.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	March 31, 2007	December 31, 2006
Current
Cash and cash equivalents	$60	$(64)
Accounts receivable and other	1,005	21
Note receivable	-	1,865
Inventories	1,241	660
Prepaids	92	24
	2,398	2,506
Property, plant and equipment	7,054	7,151
Deferred stripping costs	2,149	-
Restricted certificates of deposit	3,817	3,430
Total assets	$15,418	$13,087

Current
Accounts payable	$824	$216
Accrued liabilities	1,234	669
Notes payable	1,693	496
Property and mining taxes payable	374	438
	4,125	1,819
Notes payable	376	527
Accrued site closure costs	6,242	6,127
Total liabilities	$10,743	$8,473

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.	CONVERTIBLE DEBENTURES

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“Debentures”) with each $1,000 of principal amount of Debentures including 2,000 common share purchase warrants (“Note Warrants”) (Note 6(b)(i)). The Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008. The Note Warrants have an exercise price of $0.50 per common share and have a term of two years from the date of grant.

The Debentures are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share. The Company has the option to force conversion of the Debentures under certain circumstances. The Debentures are classified as a compound financial instrument for accounting purposes.

On the date of issuance, the gross proceeds in the amount of $8.6 million has been allocated to the relative fair values of the Debentures ($3.2 million), the holder’s option to convert the principal balance into common shares ($2.7 million) (the “Conversion Option”), and the Note Warrants ($2.7 million). The $3.2 million fair value of the Debentures is classified as a liability, while the $5.4 million allocated to the Conversion Option and the Note Warrants has been classified as separate components within shareholders’ equity.

Over the two-year term, the Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component. The accretion expense is based on the effective interest method. For the three months ended March 31, 2007, the Company recorded accretion expense of $0.2 million related to the Debentures.

In addition to the Note Warrants, the agents were granted 1,201,200 compensation warrants with the same terms and conditions as the Note Warrants above.

The Company incurred transaction costs of $1.3 million (including the fair value of the agents’ compensation warrants of $0.5 million). These costs were allocated to Debenture issuance costs of $0.5 million and to equity issuance costs of $0.8 million, based on their relative fair values of the debt and equity components. Debenture financing costs are expensed as incurred.

The fair values of the Conversion Option, the Note Warrants, and the compensation warrants were determined using the Black-Scholes option pricing model assuming no expected dividends, a volatility of the Company’s share price of 70%, an interest rate of 4.1%, and an expected life of two years.

6.	SHARE CAPITAL

(a)	Shares issued in 2007

On February 28, 2007, the Company issued 1,000,000 common shares of the Company at $0.54 per share in connection with the settlement of certain claims in relation to the Huizopa property.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(b)	Warrants

The following summarizes outstanding warrants as at March 31, 2007:

Date Issued	Number of Warrants	Number of Shares	Exercise Price		Expiry Date
			Exercisable in US$
November 4, 2004	4,248,700	4,248,700	0.40		November 4, 2007
November 4, 2004	240,000	240,000	0.80		November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80		November 4, 2007
November 8, 2006	8,344,103	8,344,103	0.50		November 8, 2009
November 8, 2006	1,168,174	1,168,174	0.50		November 8, 2009
February 23, 2007	17,160,000	17,160,000	0.50		February 23, 2009
February 23, 2007	1,201,200	1,201,200	0.50		February 23, 2009
	33,758,177	33,758,177
			Exercisable in Cdn$
June 30, 2005	1,250,000	1,250,000	0.40		June 30, 2007
January 26, 2006	2,000,000	2,000,000	0.39		January 26, 2008
October 30, 2006	1,111,111	1,111,111	1.00	(1)	October 30, 2008
	4,361,111	4,361,111
	38,119,288	38,119,288

(1) The exercise price of these warrants increase to Cdn$1.15 on October 31, 2007 if unexercised as of that date.

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

(c)	Options

A summary of information concerning outstanding stock options at March 31, 2007 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2006	3,052,900	$1.06	1,230,852	$0.80
Options granted	3,142,114	0.57	-	-
Options forfeited	(30,400)	1.06	-	-
Balances, March 31, 2007	6,164,614	$0.81	1,230,852	$0.80

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(i) Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company. Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at March 31, 2007, an aggregate of 5,975,072 fixed stock options were available for future grants of awards under the plan.

The following table summarizes information concerning outstanding and exercisable fixed stock options at March 31, 2007:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
678,800	February 18, 2013	$2.24	5.9	678,800	$2.24
261,000	March 10, 2014	2.05	6.9	261,000	2.05
25,000	May 19, 2014	1.44	7.1	25,000	1.44
21,200	August 10, 2014	0.95	7.4	21,200	0.95
1,163,500	March 10, 2015	0.65	7.9	1,163,500	0.65
100,000	August 4, 2015	0.27	8.4	50,000	0.27
300,000	December 12, 2015	0.20	8.7	150,000	0.20
125,000	March 28, 2016	0.65	9.0	125,000	0.65
200,000	May 23, 2016	0.53	9.2	-	-
108,000	August 10, 2016	0.48	9.4	-	-
40,000	November 9, 2016	0.32	9.6	-	-
3,142,114	February 6, 2017	0.57	9.9	-	-
6,164,614		$0.81	8.8	2,474,500	$1.21

(ii) Performance-based stock option plan

As of March 31, 2007, the 1,230,852 performance-based stock options exercisable at $0.80 were fully vested and have an expiry date of June 25, 2007.

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Three months ended March 31,
	2007	2006
Risk free interest rate	4.0%	4.1%
Dividend yield	0%	0%
Volatility	71%	91%
Expected life in years	6	5
Weighted average grant-date fair value of stock options	$0.38	$0.47

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(e)	Shareholder Rights Plan

On January 17, 2007, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan was adopted to ensure the fair treatment of shareholders in connection with any take-over bid for common shares of Apollo. The Rights Plan seeks to provide shareholders with adequate time to properly assess a take-over bid without undue pressure. It also is intended to provide the Board with more time to fully consider an unsolicited take-over bid and, if applicable, to explore other alternatives to maximize shareholder value. The Rights Plan is not intended to prevent take-over bids that treat shareholders fairly.

The Rights Plan, adopted and effective in January 2007, will be presented for ratification by the shareholders at the Apollo Annual Meeting scheduled for May 16, 2007. If approved by the shareholders, the Rights Plan would expire in January 2012.

7.	INTEREST EXPENSE

Interest expense at March 31, 2007 and March 31, 2006 consists of:

	Three months ended March 31,
	2007	2006
Accretion on convertible debentures	$532	$246
Interest paid on convertible debentures	265	264
Amortization of deferred financing costs	-	80
Interest related to Montana Tunnels joint venture agreement (Note 4)	278	-
Capital leases and other	70	10
	$1,145	$600

8.	INCOME TAXES

The Company did not record a recovery for income taxes for the period ended March 31, 2007 as the net loss carry forwards are fully offset by a valuation allowance.

9.	LITIGATION AND CLAIMS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at the Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that the Company gave deficient WARN Act notice and are seeking damages for back pay and benefits. The Company believes that it has meritorious defenses in this suit and is vigorously defending itself against these claims.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

10.	CHANGE IN NON-CASH OPERATING WORKING CAPITAL ITEMS

Net changes in non-cash operating working capital items for the three months ended March 31 are:

	Three months ended March 31,
	2007	2006
(Increase) decrease in:
Accounts receivable and other	$(661)	$1,262
Prepaids	29	229
Inventories	(581)	(43)
Increase (decrease) in:
Accounts payable	779	(3,860)
Accrued liabilities	895	577
Property and mining taxes payable	(63)	(40)
	$398	$(1,875)

11.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture effective December 31, 2006) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The assets and liabilities of Montana Tunnels as at March 31, 2007 and December 31, 2006 below differ from the amounts for the Montana Tunnels joint venture in Note 4 due to the inclusion of assets and liabilities of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture, which are primarily those of the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at March 31, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$60	$19	$7,410	$7,489
Other non-cash current assets	2,349	107	446	2,902
	2,409	126	7,856	10,391
Property, plant and equipment	7,062	31,301	3,175	41,538
Deferred stripping costs	2,149	-	-	2,149
Restricted certificates of deposit	4,440	558	-	4,998
Total assets	$16,060	$31,985	$11,031	$59,076

Current liabilities and convertible debenture	$4,130	$170	$10,802	$15,102
Notes payable	376	37	-	413
Convertible debenture	-	-	3,418	3,418
Accrued site closure costs	6,887	381	-	7,268
Deferred gain	3,679	-	-	3,679
Total liabilities	$15,072	$588	$14,220	$29,880

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

11.	SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(64)	$9	$4,567	$4,512
Other non-cash current assets	2,579	105	870	3,554
	2,515	114	5,437	8,066
Property, plant and equipment	7,159	30,455	1,254	38,868
Restricted certificates of deposit	4,052	553	-	4,605
Deferred financing costs	-	-	265	265
Total assets	$13,726	$31,122	$6,956	$51,804

Current liabilities	$1,823	$149	$9,765	$11,737
Notes payable and other long term liabilities	527	42	370	939
Accrued site closure costs	6,760	375	-	7,135
Deferred Gain	3,750	-	-	3,750
Total liabilities	$12,860	$566	$10,135	$23,561

Amounts for the three month periods ended March 31, 2007 and 2006, respectively, are as follows:

	Three months ended March 31, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$2,890	$-	$-	$2,890
Direct operating costs	3,063	-	-	3,063
Depreciation and amortization	224	-	26	250
General and administrative expenses	-	-	1,140	1,140
Accretion expense - accrued site closure costs	127	-	-	127
Amortization of deferred gain	(71)	-	-	(71)
Exploration and business development and other	-	-	1,552	1,552
	3,343	-	2,718	6,061
Operating loss	(453)	-	(2,718)	(3,171)
Interest income	45	-	143	188
Interest expense	(348)	-	(797)	(1,145)
Financing costs	-	-	(480)	(480)
Foreign exchange gain and other	-	-	(39)	(39)
Loss from continuing operations	$(756)	$-	$(3,891)	$(4,647)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$2,379	$840	$1,947	$5,166

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

11.	SEGMENTED INFORMATION (continued)

	Three months ended March 31, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$6,138	$-	$-	$6,138
Direct operating costs	7,158	-	-	7,158
Depreciation and amortization	550	-	31	581
General and administrative expenses	-	-	1,224	1,224
Accretion expense - accrued site closure costs	237	-	-	237
Exploration and business development and other	-	-	358	358
	7,945	-	1,613	9,558
Operating loss	(1,807)	-	(1,613)	(3,420)
Interest income	51	-	15	66
Interest expense	(9)	-	(591)	(600)
Foreign exchange loss and other	-	-	1	1
Loss from continuing operations	$(1,765)	$-	$(2,188)	$(3,953)
Investing activities
Property, plant and equipment expenditures	$-	$3,445	$-	$3,445

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission for the three months ended March 31, 2007 and 2006.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	March 31, 2007	December 31, 2006
Total assets in accordance with Canadian GAAP	$59,076	$51,804
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,994)	(2,038)
Deferred stripping costs (a)(iii)	(2,149)	-
Black Fox development costs(b)	(23,032)	(22,354)
Convertible debentures(c)	1,099	103
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,743)	(8,473)
Total assets in accordance with U.S. GAAP	$22,257	$19,042

Total liabilities in accordance with Canadian GAAP	$29,880	$23,561
Convertible debentures (c)	3,223	764
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,743)	(8,473)
Deferred gain(a)(i)	(3,679)	(3,750)
Total liabilities in accordance with U.S. GAAP	$18,681	$12,102

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

	March 31, 2007	December 31, 2006
Total shareholders’ equity in accordance with Canadian GAAP	$29,196	$28,243
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,994)	(2,038)
Deferred stripping costs (a)(iii)	(2,149)	-
Black Fox development costs(b)	(23,032)	(22,354)
Convertible debentures(c)	(2,124)	(661)
Deferred gain(a)(i)	3,679	3,750
Total shareholders’ equity in accordance with U.S. GAAP	$3,576	$6,940

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$22,257	$19,042

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	March 31, 2007	December 31, 2006
Share capital	$159,426	$158,790
Note warrants	3,334	1,062
Contributed surplus	38,512	31,964
Deficit	(197,696)	(184,876)
Total shareholders’ equity in accordance with U.S. GAAP	$3,576	$6,940

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	2007	2006
Loss from continuing operations for the period ended March 31, based on Canadian GAAP	$(4,647)	$(3,953)
Change in depreciation of property, plant and equipment (a)(ii)	44	131
Capitalized deferred stripping costs and amortization (a)(iii)	(2,149)	-
Black Fox development costs (b)	(678)	(862)
Convertible debentures (c)	(5,053)	142
Amortization of deferred gain (a)(i)	(71)	-
Loss from continuing operations for the period based on U.S. GAAP	(12,555)	(4,542)
Loss from discontinued operations for the period based on Canadian GAAP	-	(250)
Loss from discontinued operations for the period based on U.S. GAAP	-	(250)
Net loss and comprehensive loss for the year based on U.S. GAAP	$(12,555)	$(4,792)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.09)	$(0.04)
Discontinued operations	-	-
Net loss per share - U.S. GAAP basic and diluted	$(0.09)	$(0.04)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)	Montana Tunnels

(i) Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine ("MTM") using the proportionate consolidation method whereby the Company's proportionate share of each line item of MTM's assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements.  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher.  Under U.S. GAAP, the gain on transfer of the Company's interest in MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net loss using the units of production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

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

(iii) Deferred stripping costs

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Under U.S. GAAP, these expenditures are expensed as incurred.

(b)	Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $23.0 million has been recorded as at March 31, 2007.

(c)	Convertible debentures

(i) Under Canadian GAAP, the Series 2007-A Convertible Debentures (the “2007 Debentures”) were recorded as a compound financial instrument including detachable note warrants. On issuance in February 2007, under U.S. GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the 2007 Debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the 2007 Debentures in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), is allocated to contributed surplus. This discount on the 2007 Debentures, in the amount of $5.9 million, is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(ii) Under Canadian GAAP, the 12% Series 2004-B Convertible Debentures (the “2004 Debentures”) were recorded as a compound financial instrument including detachable note warrants. On issuance in November 2004, under U.S. GAAP, the detachable note warrant is similarly treated as an equity instrument with the remainder of the 2004 Debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion feature determined using the effective conversion price based on the proceeds allocated to the 2004 Debentures in accordance with EITF 00-27, is allocated to contributed surplus. This discount on the 2004 Debentures, in the amount of $0.1 million, is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

(iii) As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred (Note 3(d)). Prior to January 1, 2007, under Canadian GAAP, debt financing costs were capitalized and amortized. Under U.S. GAAP, debt financing costs are capitalized and amortized.

(d)	Statements of cash flows

(i) Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three months ended March 31, 2007 would reflect a decrease in cash used in investing activities of $0.7 million and for the three months ended March 31, 2006 an increase of $0.9 million in cash provided by investing activities, and a corresponding increase in cash used in operating activities for each period.

(ii) Under Canadian GAAP, deferred stripping costs are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these stripping costs are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three months ended March 31, 2007 would reflect a decrease in cash used in investing activities of $2.3 million and a corresponding increase in cash used in operating activities.

(iii) Under Canadian GAAP, debt financing costs are included in cash flows from operating activities. Under U.S. GAAP, these costs are capitalized and are included in cash flows from financing activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the three months ended March 31, 2007 would reflect a decrease in cash flows provided by financing activities of  $0.3 million, and a corresponding decrease in cash used in operating activities.

(e)	Income taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There was no effect on the Company’s cumulative retained earnings as of January 1, 2007, as a result of the adoption of Interpretation 48. As of the date of adoption, there were no unrecognized U.S. tax benefits. Under current conditions and expectations, management does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company and/or one or more of its subsidiaries file income tax returns in the United States and Canada. The Company is generally not subject to U.S. and Canada  income tax examinations that could create a tax liability for tax years before 2001. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 12 to the attached consolidated financial statements.

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

On January 17, 2007, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan was been adopted to ensure the fair treatment of shareholders in connection with any take-over bid for common shares of Apollo. The Rights Plan seeks to provide shareholders with adequate time to properly assess a take-over bid without undue pressure. It also is intended to provide the Board with more time to fully consider an unsolicited take-over bid and, if applicable, to explore other alternatives to maximize shareholder value. The Rights Plan is not intended to prevent take-over bids that treat shareholders fairly.

The Rights Plan, adopted and effective in January 2007, will be presented for ratification by the shareholders at the Apollo Annual Meeting expected to be held in May 2007. If approved by the shareholders, the Rights Plan would expire in January 2012.

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of convertible debentures with each $1,000 principal amount of the convertible debentures including 2,000 common share purchase warrants. The convertible debentures are convertible at the holder’s option at $0.50 per common share at any time until they mature. The Company has the option to force conversion of the convertible debentures under certain circumstances. The convertible debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008. The accompanying warrants, each of which is exercisable for one common share of the Company, have an exercise price of $0.50 per share and a term of two years.

Montana Tunnels

At the Montana Tunnels mine the open pit remediation program, which began in September 2006, was completed in late January 2007 when the new ramp system reached the bottom of the pit. Upon reaching the bottom of the pit, an additional amount of material was removed from the pit bottom to ensure good access to the ore body for the commencement of mill production.

Mill personnel were hired during late 2006 and early 2007 in preparation for the commencement of production which occurred on March 1, 2007. At the time production commenced, a stockpile of 380,000 tons of ore had been built up in front of the mill which would allow mill production, and therefore metal production, to continue if mining activity were temporarily interrupted.

The remediation program, which lasted from September 2006 to the end of February 2007, required the removal of 8.4 million tons of waste material, at a total cost of $15.5 million. These costs, plus working capital of $2.5 million, were funded $14.25 million by Elkhorn, our joint venture partner, $1.25 million by us and $2.5 million from a working capital loan to the joint venture from Teck Cominco Metals Ltd., our smelter contractor.

During the first quarter 2007, approximately 3,900,000 tons were mined, of which 685,000 tons were ore. The mill processed 382,000 tons of ore at an average throughput of 12,300 tons per day for the month and payable production was 2,300 ounces of gold, 125,000 ounces of silver, 650,000 lbs of lead and 1,850,000 lbs of zinc. Apollo’s share of this production was 50%.

In 2007, we plan to run the mill at a daily production rate of 14,600 tons per day. During March, the daily throughput of ore rose from 11,000 tons per day during the first week up to the planned level of 14,600 during the last week of the month. We anticipate that during the second quarter of 2007 we will achieve the average mill throughput rate at slightly improved grades of ore.

Total cash costs for March 2007 on a by-product basis were minus $270 per ounce of gold and on a co-product basis they were $418 per ounce of gold, $8.41 per ounce silver, $0.55 per lb of lead and $0.95 per lb of zinc.

Black Fox

During the first quarter 2007, we entered into a memorandum of understanding with the Wahgoshig First Nation with regard to our Black Fox Project which establishes the foundation for a positive and mutually beneficial relationship covering the development and production at the property. Wahgoshig First Nation asserts treaty and aboriginal rights to the land on which our Black Fox Project is located.

In addition, during the first quarter 2007, our third party consultant, SRK Consulting, Inc., continued working on a new resource statement which we expect will contain an underground reserve. We anticipate that it will be completed during the second quarter of 2007 and be followed up six months later by a feasibility study.

Huizopa Project

During the first quarter 2007, the Company made payments ahead of schedule in settlement of certain claims and the outstanding land payments on its Huizopa properties. These payments resulted in Apollo’s 100% Mexican owned subsidiaries owning 100% of the 128 square kilometers mining concessions known as Huizopa.

Production & Metals Price Averages

The table below summarizes our share of production of gold, silver and other metals, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended March 31, 2007 (1)(2)	Three months ended March 31, 2006 (3)
Production:
Gold (ounces)	1,161	3,213
Silver (ounces)	24,189	61,109
Lead (pounds)	503,977	870,325
Zinc (pounds)	925,015	2,270,967
Total revenue ($millions)	$2.9	$6.1
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$(270)	$932
Total production costs per ounce of gold	$(174)	$1,036
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$418	$730
Total cash costs per ounce of silver	$8.41	$13.59
Total cash costs per pound of lead	$0.55	$0.72
Total cash costs per pound of zinc	$0.95	$1.46
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$656	$554
Silver - London bullion mkt. ($/ounce)	$13.18	$10.38
Lead - LME ($/pound)	$0.81	$0.56
Zinc - LME ($/pound)	$1.57	$1.02

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	One month ended March 31, 2007 (1)(2)	Three months ended March 31, 2006 (3)
Gold ounces sold	1,161	3,213
Direct operating costs	$1,816	$7,107
Less: Mining taxes, royalty expenses	85	226
By-product credits	2,129	4,113
Cash operating cost	(398)	2,768
Cash operating cost per ounce of gold	$(343)	$862
Cash operating costs	(398)	2,768
Add: Mining taxes, royalty expenses	85	226
Total cash costs	(313)	2,994
Total cash cost per ounce of gold	$(270)	$932
Total cash costs	(313)	2,994
Add: Depreciation & amortization (operations only)	111	333
Total production costs	(202)	3,327
Total production cost per ounce of gold	$(174)	$1,036

(1)	Production in the first quarter of 2007 only includes the month of March as milling was restarted on March 1, 2007 after being shut down since May of 2006.

(2)	Effective December 31, 2006, the Mine is a 50/50 joint venture; therefore, production and costs shown in the tables above represents Apollo’s 50% share of the joint venture.

(3)	The results shown for the three months ended March 31, 2006 reflect Apollo’s 100% ownership of the Mine during that period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue from the Sale of Minerals.

Revenue for the three months ended March 31, 2007 decreased 53% to $2.9 million from $6.1 million for the same period in 2006. The decrease in revenue is due to production being restarted on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and Apollo’s share of the revenue is 50%.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the three months ended March 31, 2007 decreased 57% to $3.1 million from $7.2 million for the three months ended March 31, 2006. The decrease in costs is a result of production being restarted on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and Apollo’s share of the direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $0.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Effective December 31, 2006, the Mine is a 50/50 joint venture, and Apollo’s share of the Mine’s depreciation is 50%.

General and Administrative Expenses. General and administrative expenses were $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.1 million for the three months ended March 31, 2007 compared to $0.2 million for the same period in 2006.

Amortization of Deferred Gain. Amortization of deferred gain relating to the transfer of assets and liabilities to Montana Tunnels joint venture was $0.1 million for the three months ended March 31, 2007 compared to nil for the same period in 2006.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related expenses at our exploration properties, totaled $1.6 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in exploration expenses is due to increased activity at the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased 37% to $6.1 million for the three months ended March 31, 2007, from $9.6 million for the three months ended March 31, 2006.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.2 million and interest expense of $1.1 million during the three months ended March 31, 2007 compared to $0.1 million in interest income and $0.6 million in interest expense during the three months ended March 31, 2006. The increase in interest expense is due to an increase in accretion expense of $0.3 million, mostly related to the new convertible debenture issued February 2007, and additional interest of $0.3 million related to the Montana Tunnels joint venture agreement.

Financing Costs. Financing costs in connection with the convertible debentures issued in February 2007 were $0.5 million during the three months ended March 31, 2007.

Loss from Continuing Operations.

As a result of the foregoing, the Company incurred a loss from continuing operations of $4.6 million, or $0.03 per share, for the three months ended March 31, 2007, as compared to a loss of $4.0 million, or $0.04 per share, for the three months ended March 31, 2006.

Loss from Discontinued Operations.

For the three months ended March 31, 2007, loss from discontinued operations was nil, compared to a loss of $0.3 million for the three months ended March 31, 2006.

Net Loss.

For the three months ended March 31, 2007, we incurred a net loss of $4.6 million, or $0.03 per share, as compared to a net loss of $4.2 million, or $0.04 per share, for the three months ended March 31, 2006.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and funding from joint venture partners. At March 31, 2007, we had cash of $7.5 million, compared to cash of $4.5 million at December 31, 2006. The increase in cash since December 31, 2006 is primarily the result of financing cash inflows of $10.9 million, offset by operating cash outflows of $2.4 million and investing cash outflows of $5.5 million.

During the three months ended March 31, 2007, investing activities totaled $5.5 million. Deferred stripping costs capitalized were $2.3 million. Capital expenditures for property plant and equipment of $2.9 million include $0.8 million for the further development of the Black Fox Project and $1.9 million for land payments at our Huizopa Project. Investing activities include $0.4 million for the funding of the Montana Tunnels reclamation liability.

During the three months ended March 31, 2007, financing activities provided $10.9 million in cash. On February 23, 2007, we completed a private placement of $8.6 million unsecured convertible debentures (“Debentures”) which had 17.2 million share purchase warrants attached. The Debentures are convertible into one common share at $0.50 per common share until maturity on February 23, 2009 and bear interest at 12% in the first year and 18% in the second year. The share purchase warrants are exercisable for two years at an exercise price of $0.50 per common share. Additionally, we borrowed $1.25 million from Teck Cominco (our 50% share) through a short-term note with no interest secured by future zinc-gold and lead-gold concentrates production. Payments of notes payable accounted for a cash outflow of $0.4 million.

We estimate that with our March 31, 2007 cash balance of $7.5 million and the projected cash flows from the joint ventured Montana Tunnels mine, we will have sufficient funds to finance the current 2007 work programs of $4.5 million at Black Fox and $2.5 million for exploration at Huizopa, as well as corporate overhead. However, we will continue to explore financing opportunities to further develop the Black Fox Project and expand our exploration program at the Huizopa Project, which may include Canadian flow-through financing for use at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of metals. Because of the significant impact that changes in the prices of gold and zinc have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration activities as needed to conserve cash for operations. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2007, we issued convertible debentures with an aggregate face value of $8.6 million due February 23, 2009. Interest payments of $1.0 million and $1.5 million on the convertible debenture are due on February 23, 2008 and 2009, respectively. Additionally, during the three months ended March 31, 2007, Montana Tunnels issued a notes payable for cash for $2.5 million (Apollo’s 50% portion is $1.25 million) which is due in less than one year.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of March 31, 2007, we have accrued $7.3 million related to reclamation, an increase of $0.1 million from December 31, 2006. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at March 31, 2007. We have accrued the present value of management’s estimate of the liability as of March 31, 2007.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 12 of our interim financial statements.

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

For other critical accounting policies, please refer to those disclosed in our 10-K filing for the year ended December 31, 2006 with the exception of the adoption of new accounting policies described below.

CHANGES IN ACCOUNTING POLICIES

a)  At March 31, 2007, the Company has ore stockpiles which are included in Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

b)  On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three months ended March 31, 2007, the Company capitalized $2.3 million in deferred stripping costs and recorded amortization thereon in the amount of $0.1 million. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

c)  Effective January 1, 2007, the Company adopted CICA Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3855, Financial Instruments - Recognition and Measurement, CICA Handbook Section 3865, Hedges, and CICA Handbook Section 3251, Equity. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 1530 also introduces a new component of equity referred to as comprehensive income. The Company has adopted these standards prospectively.

In accordance with this new standard, the Company now classifies all financial instruments as either held-to-maturity, available-for-sale, held for trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

Upon adoption of this new standard, the Company has designated its cash and cash equivalents as held-for-trading, which are measured at fair value. Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost. Restricted certificates of deposit are classified as held-to-maturity, and are measured at amortized cost. Accounts payable and accrued liabilities, property and mining taxes payable, convertible debentures, notes payable, and accrued site closure costs are classified as other liabilities, which are measured at amortized cost.

Under Section 3855, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of Section 1530 had no impact on the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

When appropriate we invest excess cash in short-term debt instruments of the United States and Canadian governments and their agencies on both a fixed and variable interest rate basis. Our restricted certificates of deposit are invested in long-term debt instruments of the United States and Canadian governments and their agencies on a fixed interest rate basis. Over time the rates received on such investments may fluctuate with changes in economic conditions. As a result our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2007, a one percent change would not materially impact our annual income. We may in the future actively manage our exposure to interest rate risk.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based upon, and as of the date of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We identified a material weakness for the year ended December 31, 2006. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In January 2006, a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. We lacked appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements. As of this date our management believes this material weakness still exists.

Also, related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine ceased production operations, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine and as of December 31, 2006 our management believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing additions were made in 2006 and staffing requirements and other changes in control are being evaluated as the future operational requirements of the Montana Tunnels mine are being determined.

We plan to make staffing additions in the second quarter of 2007 at the corporate office and at Montana Tunnels. We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. We believe that we have meritorious defenses in this suit and are vigorously defending ourselves against these claims.

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

APOLLO GOLD CORPORATION

Date: May 14, 2007	/s/ R. DAVID RUSSELL
R. David Russell, President and
Chief Executive Officer

Date: May 14, 2007	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act