Form 10-Q
period 2007-06-30
APOLLO GOLD CORP
filed 2007-08-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐  No ☑

At August 6, 2007, there were 143,467,186 common shares of Apollo Gold Corporation outstanding.

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

•	future cash flow from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	the timing of completion of feasibility studies at Black Fox;

•	the availability of stockpiled lower grade material and ore for processing and production if mining activity were temporarily interrupted;

•	production and production costs;

•	daily production rates;

•	throughput rates;

•	cash operating costs;

•	total cash costs;

•	grades of ore mined and milled;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain future financing to fund our estimated operating and capital requirements;

•	anticipated exploration, development and corporate overhead expenditures;

•	factors impacting our results of operations;

•	application of Sarbanes-Oxley 404 reporting requirements and our ability to meet those reporting requirements; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates; timing and amount of production; unanticipated grade changes; unanticipated metal recovery or production problems; changes in mining and milling costs; operational problems at our mining property; availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing and receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors.” Many of these factors are beyond our ability to control and predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT
Cash and cash equivalents	$7,076	$4,512
Accounts receivable and other	2,327	728
Note receivable (Note 4)	-	1,865
Prepaids	100	301
Inventories	1,525	660
Total current assets	11,028	8,066
Property, plant and equipment	42,253	38,868
Deferred stripping costs (Note 3)	3,087	-
Restricted certificates of deposit	5,497	4,605
Deferred financing costs	-	265
TOTAL ASSETS	$61,865	$51,804

LIABILITIES
CURRENT
Accounts payable	$2,116	$1,710
Accrued liabilities	2,990	1,254
Notes payable	1,105	671
Property and mining taxes payable	570	442
Convertible debentures	8,271	7,660
Total current liabilities	15,052	11,737
Accrued severance	-	370
Notes payable	224	569
Convertible debentures (Note 5)	4,045	-
Accrued site closure costs	7,402	7,135
Deferred gain (Note 4)	3,321	3,750
TOTAL LIABILITIES	30,044	23,561

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 6)	159,788	159,029
Equity component of convertible debentures (Note 5)	4,101	1,809
Note warrants (Note 5)	3,211	1,062
Contributed surplus	12,020	11,166
Deficit	(147,299)	(144,823)
TOTAL SHAREHOLDERS’ EQUITY	31,821	28,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,865	$51,804

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue from sale of minerals	$12,841	$3,667	$15,731	$9,805
Operating expenses
Direct operating costs	7,932	3,587	10,995	10,745
Depreciation and amortization	380	377	630	958
General and administrative expenses	859	1,248	1,999	2,472
Accretion expense - accrued site closure costs	127	237	254	474
Amortization of deferred gain	(358)	-	(429)	-
Exploration and business development	185	249	1,737	600
(Gain) loss on sale of property, plant and equipment	-	(2)	-	5
	9,125	5,696	15,186	15,254
Operating income (loss)	3,716	(2,029)	545	(5,449)
Other income (expenses)
Interest income	151	88	339	154
Interest expense (Note 7)	(1,468)	(613)	(2,613)	(1,213)
Financing costs	-	-	(480)	-
Foreign exchange loss and other	37	(14)	(2)	(13)
Income (loss) from continuing operations for the period	2,436	(2,568)	(2,211)	(6,521)
Loss from discontinued operations for the period	-	-	-	(250)
Net income (loss) and comprehensive income (loss) for the period	$2,436	$(2,568)	$(2,211)	$(6,771)

Basic and diluted net income (loss) per share from:
Continuing operations	$0.02	$(0.02)	$(0.02)	$(0.06)
Discontinued operations	-	-	-	-
	$0.02	$(0.02)	$(0.02)	$(0.06)
Basic weighted-average number of shares outstanding	143,467,186	121,396,859	143,072,061	119,182,529
Diluted weighted-average number of shares outstanding	144,745,876	121,396,859	143,072,061	119,182,529

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

	Share Capital		Equity Component of
	Number of Shares	Amount	Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance, December 31, 2005	107,456,451	$148,526	$1,809	$781	$10,561	$(129,236)	$32,441
Units issued for cash	11,650,000	3,488	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	-	-	-	-	955
Reduction of exercise price of Note Warrants	-	-	-	305	-	-	305
Note warrants exercised	600,000	264	-	(24)	-	-	240
Shares issued for services	1,325,000	668	-	-	-	-	668
Flow-through units issued for cash	2,222,221	746	-	-	27	-	773
Units issued for cash	16,688,206	4,357	-	-	156	-	4,513
Options exercised	50,000	25	-	-	(5)	-	20
Stock-based compensation	-	-	-	-	427	-	427
Net loss	-	-	-	-	-	(15,587)	(15,587)
Balance, December 31, 2006	142,282,286	159,029	1,809	1,062	11,166	(144,823)	28,243
Change in accounting policy (Note 3)	-	-	-	-	-	(265)	(265)
Balance (as adjusted), January 1, 2007	142,282,286	159,029	1,809	1,062	11,166	(145,088)	27,978
Shares issued for services	20,000	10	-	-	-	-	10
Shares issued for Huizopa settlement (Note 6(a))	1,000,000	540	-	-	-	-	540
Note warrants exercised	164,900	209	-	(143)	-	-	66
Equity component of convertible debentures (Note 5)	-	-	2,292	-	-	-	2,292
Note warrants (Note 5)	-	-	-	2,292	-	-	2,292
Debenture compensation warrants (Note 5)	-	-	-	-	467	-	467
Stock-based compensation	-	-	-	-	387	-	387
Net loss and comprehensive loss	-	-	-	-	-	(2,211)	(2,211)
Balance, June 30, 2007	143,467,186	$159,788	$4,101	$3,211	$12,020	$(147,299)	$31,821

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities
Net income (loss) for the period	$2,436	$(2,568)	$(2,211)	$(6,771)
Items not affecting cash:
Depreciation and amortization	380	377	630	958
Amortization of deferred stripping costs	558	-	661	-
Amortization of deferred financing costs	-	79	-	159
Financing costs	-	-	174	-
Loss from discontinued operations	-	-	-	250
Reduction in exercise price of Note Warrants	-	-	-	305
Stock-based compensation	189	81	387	189
Shares issued for services and settlement of claims	-	-	550	-
Accretion expense - accrued site closure costs	127	237	254	474
Accretion expense - convertible debenture	939	258	1,471	504
Loss on sale of property, plant and equipment and other	-	16	-	36
Amortization of deferred gain (Note 4)	(358)	-	(429)	-
Net change in non-cash operating working capital items (Note 10)	(762)	162	(364)	(1,713)
Discontinued operations	-	-	-	(250)
Net cash provided by (used in) operating activities	3,509	(1,358)	1,123	(5,859)

Investing activities
Property, plant and equipment expenditures	(802)	(987)	(3,677)	(4,432)
Deferred stripping costs	(1,496)	-	(3,748)	-
Proceeds from disposal of property, plant and equipment	-	2	-	92
Restricted certificate of deposit and other assets	(499)	(540)	(892)	10,013
Net cash (used in) provided by investing activities	(2,797)	(1,525)	(8,317)	5,673

Financing activities
Proceeds on issuance of shares	-	-	-	3,488
Proceeds on issuance of convertible debentures and note warrants, net	-	-	8,062	-
Proceeds from exercise of warrants	-	-	66	-
Proceeds from notes payable	-	-	1,250	-
Payments of notes payable	(1,125)	(92)	(1,485)	(449)
Notes receivable from Elkhorn Tunnels, LLC	-	-	1,865	-
Net cash (used in) provided by financing activities	(1,125)	(92)	9,758	3,039

Net (decrease) increase in cash and cash equivalents	(413)	(2,975)	2,564	2,853
Cash and cash equivalents, beginning of period	7,489	5,955	4,512	127
Cash and cash equivalents, end of period (Note 10)	$7,076	$2,980	$7,076	$2,980

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$334	$275	$604	$550
Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities

During the three and six months ended June 30, 2007, property, plant and equipment totaling $286 and $325, respectively, was acquired via issuance of notes payable. Also, during the six months ended June 30, 2007, the Company issued agent’s compensation warrants with a value of $294 for services rendered in connection with the issuance of the Series 2007-A convertible debentures (Note 5).

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

1.	CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through issuance of debt and equity securities, joint venture contributions from Elkhorn Tunnels, LLC (“Elkhorn”) and cash generated by the Montana Tunnels joint venture (Note 4). The Company’s ability to continue as a going concern is dependent on its ability to generate cash flow from the Montana Tunnels joint venture and/or continue to issue debt and equity securities.

If the Company is unable to generate sufficient cash flow from the Montana Tunnels joint venture and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn. The Mine is an open pit mine and mill located in the State of Montana that produces gold dore࿸ and lead-gold and zinc-gold concentrates. The Company owns the Diamond Hill mine, which is also located in Montana and is currently under care and maintenance.

Apollo has a development property, the Black Fox development project (the “Black Fox Project”), which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries that own concessions at the Huizopa exploration project (the “Huizopa Project”), which is located in the Sierra Madres in Chihuahua, Mexico.

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

Certain of the comparative figures have been reclassified to conform to the presentation as at and for the three and six months ended June 30, 2007. In particular, $0.1 million and $0.2 million of stock-based compensation, respectively, charged to operations have been reclassified to general and administrative expenses rather than disclosed separately.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) At June 30, 2007, the Company has ore stockpiles which are included in Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

(c) On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three and six months ended June 30, 2007, the Company capitalized $1.5 million and $3.7 million, respectively, in deferred stripping costs and recorded amortization thereon in the amount of $0.6 million and $0.7 million, respectively. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

(d) Effective January 1, 2007, the Company adopted CICA Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3855, Financial Instruments - Recognition and Measurement, CICA Handbook Section 3865, Hedges, and CICA Handbook Section 3251, Equity. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. CICA Handbook Section 1530 also introduces a new component of equity referred to as comprehensive income. The Company has adopted these standards prospectively.

In accordance with this new standard, the Company now classifies all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

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

Under CICA Handbook Section 3855, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of CICA Handbook Section 1530 had no impact on the Company.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn in respect of the Mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine.

Elkhorn will receive 55% and Apollo will receive 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo would become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo will have received $17.7 million). Thereafter, the sharing would be 50/50. Additionally, Elkhorn is entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 7) on its initial contribution of $13 million until it has received cash flow of $13 million.

Apollo accounts for its 50% interest in the assets and liabilities of the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.36 million and $0.43 million for the three and six months ended June 30, 2007, respectively.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	June 30, 2007	December 31, 2006
Current
Cash and cash equivalents	$1,381	$(64)
Accounts receivable and other	1,969	21
Note receivable	-	1,865
Inventories (Note 3)	1,525	660
Prepaids	19	24
	4,894	2,506
Property, plant and equipment	7,165	7,151
Deferred stripping costs	3,087	-
Restricted certificates of deposit	4,269	3,430
Total assets	$19,415	$13,087

Current
Accounts payable	$891	$216
Accrued liabilities	1,430	669
Notes payable	1,075	496
Property and mining taxes payable	567	438
	3,963	1,819
Notes payable	192	527
Accrued site closure costs	6,357	6,127
Total liabilities	$10,512	$8,473

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

5.	CONVERTIBLE DEBENTURES

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“2007 Debentures”). Each $1,000 of principal amount of 2007 Debentures included 2,000 common share purchase warrants (“2007 Debenture Warrants”) (Note 6(b)(i)). The 2007 Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008.

The 2007 Debentures are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share. The Company has the option to force conversion of the Debentures under certain circumstances. The Debentures are classified as a compound financial instrument for accounting purposes. The 2007 Debenture Warrants have an exercise price of $0.50 per common share and have a term of two years from the date of grant.

On the date of issuance of the 2007 Debentures, the gross proceeds of $8.6 million was allocated to the relative fair values of the Debentures ($3.2 million), the holder’s option to convert the principal balance into common shares ($2.7 million) (the “Conversion Option”), and the 2007 Debenture Warrants ($2.7 million). The $3.2 million fair value of the 2007 Debentures is classified as a liability, while the $5.4 million allocated to the Conversion Option and the 2007 Debenture Warrants is classified as separate components within shareholders’ equity.

Over the two-year term, the 2007 Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component. The accretion expense is based on the effective interest method. For the three and six months ended June 30, 2007, the Company recorded accretion expense of $0.6 and $0.9 million, respectively, related to the 2007 Debentures, which is included in interest expense.

In addition to the 2007 Debenture Warrants, the agents were granted 1,201,200 compensation warrants with the substantially the same terms and conditions as the 2007 Debenture Warrants above.

The Company incurred transaction costs of $1.3 million (including the fair value of the agents’ compensation warrants of $0.5 million). These costs were allocated to 2007 Debenture issuance costs of $0.5 million and to equity issuance costs of $0.8 million, based on their relative fair values of the debt and equity components. Financing costs associated with the issuance of the 2007 Debentures are expensed as incurred.

The fair values of the Conversion Option, the 2007 Debenture Warrants, and the compensation warrants were determined using the Black-Scholes option pricing model assuming no expected dividends, a volatility of the Company’s share price of 70%, an interest rate of 4.1%, and an expected life of two years.

Under the terms of the Registration Rights Agreements entered into by the Company in connection with the 2007 Debentures, the common shares underlying the 2007 Debentures and the 2007 Debenture Warrants are required to be registered for resale with the U.S. Securities and Exchange Commission (“SEC”). If the registration statement with respect to 50% of such shares was not declared effective by the SEC by May 25, 2007, the Company would be required to pay additional interest to the holders of the 2007 Debentures equal to 6% per annum. The Company did not meet the May 25, 2007 effectiveness deadline and as a result accrued additional interest of $26,000 for the period commencing May 25, 2007 through June 30, 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL

(a)	Shares issued in 2007

On February 28, 2007, the Company issued 1,000,000 common shares of the Company at $0.54 per share in connection with the settlement of certain claims in relation to the Huizopa property.

(b)	Warrants

The following summarizes outstanding warrants as at June 30, 2007:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
November 4, 2004	4,248,700	4,248,700	0.40	November 4, 2007
November 4, 2004	240,000	240,000	0.80	November 4, 2007
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007
November 8, 2006	8,344,103	8,344,103	0.50	November 8, 2009
November 8, 2006	1,168,174	1,168,174	0.50	November 8, 2009
February 23, 2007	17,160,000	17,160,000	0.50	February 23, 2009
February 23, 2007	1,201,200	1,201,200	0.50	February 23, 2009
	33,758,177	33,758,177
			Exercisable in Cdn$
January 26, 2006	2,000,000	2,000,000	0.39	January 26, 2008
October 30, 2006	1,111,111	1,111,111	1.00 (1)	October 30, 2008
	3,111,111	3,111,111
	36,869,288	36,869,288

(1) The exercise price of these warrants increase to Cdn$1.15 on October 31, 2007 if unexercised as of that date.

In addition, in connection with the Company’s private placement to Canadian purchasers of 2,222,221 flow-through units on October 30, 2006, the Company issued 166,666 broker compensation warrants. Each broker compensation warrant is immediately exercisable at Cdn$0.45 for two years into one common share of the Company and one-half of one share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at Cdn$1.00 per common share through October 30, 2007 and at Cdn$1.15 through October 30, 2008. The broker compensation warrants expire on October 30, 2008.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(c)	Options

A summary of information concerning outstanding stock options at June 30, 2007 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balances, December 31, 2006	3,052,900	$1.06	1,230,852	$0.80
Options granted	3,142,114	0.57	-	-
Options forfeited	(31,750)	1.07	-	-
Options expired	-	-	(1,230,852)	0.80
Balances, June 30, 2007	6,163,264	$0.81	-	$-

(i) Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company. Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at June 30, 2007, an aggregate of 5,976,422 fixed stock options were available for future grants of awards under the plan.

The following table summarizes information concerning outstanding and exercisable fixed stock options at June 30, 2007:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
678,200	February 18, 2013	$2.24	5.6	678,200	$2.24
261,000	March 10, 2014	2.05	6.7	261,000	2.05
25,000	May 19, 2014	1.44	6.9	25,000	1.44
21,200	August 10, 2014	0.95	7.1	21,200	0.95
1,162,750	March 10, 2015	0.65	7.7	1,162,750	0.65
100,000	August 4, 2015	0.27	8.1	50,000	0.27
300,000	December 12, 2015	0.20	8.5	150,000	0.20
125,000	March 28, 2016	0.65	8.8	125,000	0.65
200,000	May 23, 2016	0.53	8.9	100,000	0.53
108,000	August 10, 2016	0.48	9.1	-	-
40,000	November 9, 2016	0.32	9.4	-	-
3,142,114	February 6, 2017	0.57	9.6	-	-
6,163,264		$0.81	8.5	2,573,150	$1.18

(ii) Performance-based stock option plan

The 1,230,852 performance-based stock options that were exercisable at $0.80 expired June 25, 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	SHARE CAPITAL (continued)

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Six months ended June 30,
	2007	2006
Risk free interest rate	4.0%	4.2%
Dividend yield	0%	0%
Volatility	71%	89%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.38	$0.43

(e)	Shareholder Rights Plan

On January 17, 2007, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan was adopted to ensure the fair treatment of shareholders in connection with any take-over bid for common shares of Apollo. The Rights Plan seeks to provide shareholders with adequate time to properly assess a take-over bid without undue pressure. It also is intended to provide the Board with more time to fully consider an unsolicited take-over bid and, if appropriate, to explore other alternatives to maximize shareholder value. The Rights Plan is not intended to prevent take-over bids that treat shareholders fairly.

The Rights Plan, adopted and effective in January 2007, was ratified by the shareholders at Apollo’s Annual Meeting of Shareholders held on May 16, 2007. The Rights Plan expires in January 2012.

7.	INTEREST EXPENSE

Interest expense consists of:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Accretion on convertible debentures	$939	$258	$1,471	$504
Interest paid on convertible debentures	264	265	529	529
Amortization of deferred financing costs	-	79	-	159
Interest related to Montana Tunnels joint venture agreement (Note 4)	171	-	449	-
Capital leases and other	94	11	164	21
	$1,468	$613	$2,613	$1,213

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

8.	INCOME TAXES

The Company did not record a recovery for income taxes for the period ended June 30, 2007 as the net loss carry forwards are fully offset by a valuation allowance. The Company recorded no income tax expense for the period since any taxable income will be offset by a recovery of prior tax losses.

9.	LITIGATION AND CLAIMS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at the Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that the Company gave deficient WARN Act notice and are seeking damages for back pay and benefits. The Company believes that the resolution of this matter will not have a material impact on its financial statements.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in non-cash operating working capital items for the three and six months ended June 30 are:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(Increase) decrease in:
Accounts receivable and other	$(938)	$1,198	$(1,599)	$2,460
Prepaids	172	90	201	319
Inventories	(284)	187	(865)	144
Increase (decrease) in:
Accounts payable	(373)	(538)	406	(4,398)
Accrued liabilities	470	(606)	1,365	(29)
Property and mining taxes payable	191	(169)	128	(209)
	$(762)	$162	$(364)	$(1,713)

Components of cash and cash equivalents as of June 30, 2007 and 2006 are:

	June 30, 2007	June 30, 2006
Cash	$1,106	$385
Short-term investments	5,970	2,595
Cash and cash equivalents	$7,076	$2,980

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

11.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture effective December 31, 2006) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The assets and liabilities of Montana Tunnels as at June 30, 2007 and December 31, 2006 below differ from the amounts for the Montana Tunnels joint venture in Note 4 due to the inclusion of assets and liabilities of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture, which primarily relate to the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at June 30, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$1,381	$(16)	$5,711	$7,076
Other non-cash current assets	3,560	111	281	3,952
	4,941	95	5,992	11,028
Property, plant and equipment	7,173	31,927	3,153	42,253
Deferred stripping costs	3,087	-	-	3,087
Restricted certificates of deposit	4,892	605	-	5,497
Total assets	$20,093	$32,627	$9,145	$61,865

Current liabilities and convertible debenture	$3,966	$195	$10,891	$15,052
Notes payable	192	32	-	224
Convertible debenture	-	-	4,045	4,045
Accrued site closure costs	7,013	389	-	7,402
Deferred gain	3,321	-	-	3,321
Total liabilities	$14,492	$616	$14,936	$30,044

Amounts as at December 31, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(64)	$9	$4,567	$4,512
Other non-cash current assets	2,579	105	870	3,554
	2,515	114	5,437	8,066
Property, plant and equipment	7,159	30,455	1,254	38,868
Restricted certificates of deposit	4,052	553	-	4,605
Deferred financing costs	-	-	265	265
Total assets	$13,726	$31,122	$6,956	$51,804

Current liabilities	$1,823	$149	$9,765	$11,737
Notes payable and other long term liabilities	527	42	370	939
Accrued site closure costs	6,760	375	-	7,135
Deferred Gain	3,750	-	-	3,750
Total liabilities	$12,860	$566	$10,135	$23,561

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

11.	SEGMENTED INFORMATION (continued)

Amounts for the three and six month periods ended June 30, 2007 and 2006, respectively, are as follows:

	Three months ended June 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$12,841	$-	$-	$12,841
Direct operating costs	7,932	-	-	7,932
Depreciation and amortization	354	-	26	380
General and administrative expenses	-	-	859	859
Accretion expense - accrued site closure costs	127	-	-	127
Amortization of deferred gain	(358)	-	-	(358)
Exploration and business development and other	-	-	185	185
	8,055	-	1,070	9,125
Operating income (loss)	4,786	-	(1,070)	3,716
Interest income	52	-	99	151
Interest expense	(239)	-	(1,229)	(1,468)
Foreign exchange gain and other	-	-	37	37
Income (loss) from continuing operations	$4,599	$-	$(2,163)	$2,436
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$1,962	$618	$4	$2,584

	Six months ended June 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$15,731	$-	$-	$15,731
Direct operating costs	10,995	-	-	10,995
Depreciation and amortization	578	-	52	630
General and administrative expenses	-	-	1,999	1,999
Accretion expense - accrued site closure costs	254	-	-	254
Amortization of deferred gain	(429)	-	-	(429)
Exploration and business development and other	-	-	1,737	1,737
	11,398	-	3,788	15,186
Operating gain (loss)	4,333	-	(3,788)	545
Interest income	97	-	242	339
Interest expense	(587)	-	(2,026)	(2,613)
Financing costs	-	-	(480)	(480)
Foreign exchange loss and other	-	-	(2)	(2)
Income (loss) from continuing operations	$3,843	$-	$(6,054)	$(2,211)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$4,341	$1,458	$1,951	$7,750

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

11.	SEGMENTED INFORMATION (continued)

	Three months ended June 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$3,667	$-	$-	$3,667
Direct operating costs	3,587	-	-	3,587
Depreciation and amortization	351	-	26	377
General and administrative expenses	-	-	1,248	1,248
Accretion expense - accrued site closure costs	237	-	-	237
Exploration and business development and other	-	-	247	247
	4,175	-	1,521	5,696
Operating loss	(508)	-	(1,521)	(2,029)
Interest income	63	-	25	88
Interest expense	(9)	-	(604)	(613)
Foreign exchange loss and other	-	-	(14)	(14)
Loss from continuing operations	$(454)	$-	$(2,114)	$(2,568)
Investing activities
Property, plant and equipment expenditures	$-	$871	$116	$987

	Six months ended June 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$9,805	$-	$-	$9,805
Direct operating costs	10,745	-	-	10,745
Depreciation and amortization	901	-	57	958
General and administrative expenses	-	-	2,472	2,472
Accretion expense - accrued site closure costs	474	-	-	474
Exploration and business development and other	-	-	605	605
	12,120	-	3,134	15,254
Operating loss	(2,315)	-	(3,134)	(5,449)
Interest income	114	-	40	154
Interest expense	(18)	-	(1,195)	(1,213)
Foreign exchange loss and other	-	-	(13)	(13)
Loss from continuing operations	$(2,219)	$-	$(4,302)	$(6,521)
Investing activities
Property, plant and equipment expenditures	$-	$4,316	$116	$4,432

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the SEC for the three and six months ended June 30, 2007 and 2006.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	June 30, 2007	December 31, 2006
Total assets in accordance with Canadian GAAP	$61,865	$51,804
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,945)	(2,038)
Deferred stripping costs (a)(iii)	(3,087)	-
Black Fox development costs(b)	(23,675)	(22,354)
Convertible debentures(c)	878	103
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,512)	(8,473)
Total assets in accordance with U.S. GAAP	$23,333	$19,042

Total liabilities in accordance with Canadian GAAP	$30,044	$23,561
Convertible debentures (c)	2,909	764
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,512)	(8,473)
Deferred gain(a)(i)	(3,321)	(3,750)
Total liabilities in accordance with U.S. GAAP	$18,929	$12,102

	June 30, 2007	December 31, 2006
Total shareholders’ equity in accordance with Canadian GAAP	$31,821	$28,243
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,945)	(2,038)
Deferred stripping costs (a)(iii)	(3,087)	-
Black Fox development costs(b)	(23,675)	(22,354)
Convertible debentures(c)	(2,031)	(661)
Deferred gain(a)(i)	3,321	3,750
Total shareholders’ equity in accordance with U.S. GAAP	$4,404	$6,940

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$23,333	$19,042

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	June 30, 2007	December 31, 2006
Share capital	$159,549	$158,790
Note warrants	3,211	1,062
Contributed surplus	38,701	31,964
Deficit	(197,057)	(184,876)
Total shareholders’ equity in accordance with U.S. GAAP	$4,404	$6,940

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Income (loss) from continuing operations for the period based on Canadian GAAP	$2,436	$(2,568)	$(2,211)	$(6,521)
Change in depreciation of property, plant and equipment (a)(ii)	50	52	94	183
Capitalized deferred stripping costs and amortization (a)(iii)	(938)	-	(3,087)	-
Black Fox development costs (b)	(643)	(1,233)	(1,321)	(2,095)
Convertible debentures (c)	92	151	(5,227)	293
Amortization of deferred gain (a)(i)	(358)	-	(429)	-
Income (loss) from continuing operations for the period based on U.S. GAAP	639	(3,598)	(12,181)	(8,140)
Loss from discontinued operations for the period based on Canadian and U.S. GAAP	-	-	-	(250)
Net income (loss) and comprehensive income (loss) for the period based on U.S. GAAP	$639	$(3,598)	$(12,181)	$(8,390)
Basic and diluted income (loss) per share in accordance with U.S. GAAP:
Continuing operations	$0.00	$(0.03)	$(0.09)	$(0.07)
Discontinued operations	-	-	-	-
Net income (loss) per share - U.S. GAAP basic and diluted	$0.00	$(0.03)	$(0.09)	$(0.07)

(a)	Montana Tunnels mine

(i) Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine ("MTM") using the proportionate consolidation method whereby the Company's proportionate share of each line item of MTM's assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements.  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher.  Under U.S. GAAP, the gain on transfer of the Company's interest MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net loss using the units of production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

(ii) Impairment of property, plant and equipment

Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs recorded in 2002 were determined using current

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
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

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $23.7 million has been recorded as at June 30, 2007.

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

(iii) As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred (Note 3(d)). Prior to January 1, 2007, under Canadian GAAP, debt financing costs were capitalized and amortized. Under U.S. GAAP, debt financing costs are capitalized.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(d)	Statements of cash flows

(i) Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and six months ended June 30, 2007 would reflect a decrease in cash used in investing activities of $0.6 million and $1.3 million, respectively, and a corresponding decrease in cash provided by operating activities for each period. Additionally, for the three and six months ended June 30, 2006 the consolidated statements of cash flow under U.S. GAAP would reflect a decrease of $0.9 million and $1.7 million, respectively, used in investing activities, respectively, and a corresponding increase in cash used in operating activities for each period.

(ii) Under Canadian GAAP, deferred stripping costs are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these stripping costs are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and six months ended June 30, 2007 would reflect a decrease in cash used in investing activities of $1.5 million and $3.7 million, respectively, and a corresponding decrease in cash provided by operating activities.

(iii) Under Canadian GAAP, debt financing costs are included in cash flows from operating activities. Under U.S. GAAP, these costs are capitalized and are included in cash flows from financing activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the six months ended June 30, 2007 would reflect a decrease in cash flows provided by financing activities of $0.3 million, and a corresponding decrease in cash used in operating activities.

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

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 12 to the attached condensed consolidated financial statements.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis. Cash operating costs per ounce is equivalent to direct operating cost as found on the Condensed Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production. Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes. The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization. See “Reconciliation of Cash Operating and Total Operating Costs Per Ounce” below.

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

On January 17, 2007, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The Rights Plan was adopted to ensure the fair treatment of shareholders in connection with any take-over bid for common shares of Apollo. The Rights Plan, adopted and effective in January 2007, was ratified by the shareholders at the Apollo Annual Meeting held in May 2007. The Rights Plan expires in January 2012.

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures with each $1,000 principal amount of the convertible debentures including 2,000 common share purchase warrants. The convertible debentures are convertible at the holder’s option at $0.50 per common share at any time until they mature. The Company has the option to force conversion of the convertible debentures under certain circumstances. The convertible debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008. The accompanying warrants, each of which is exercisable for one common share of the Company, have an exercise price of $0.50 per share and a term of two years.

Montana Tunnels

At the Montana Tunnels mine the open pit remediation program was completed in February 2007 and the mill resumed operations on March 1, 2007.

The remediation, which lasted from September 2006 to February 2007, required the removal of 8.4 million tons of waste material, at a total cost of $15.5 million. These costs, plus working capital of $2.5 million, were funded $14.25 million by Elkhorn, our joint venture partner, $1.25 million by us and $2.5 million from a working capital loan to the joint venture from Teck Cominco Metals Ltd. (“Teck Cominco”), our smelter contractor. As of June 30, 2007, Montana Tunnels owed Teck Cominco $0.3 million on this loan, which was repaid in full on July 19, 2007.

During the second quarter 2007, approximately 3,400,000 tons were mined, of which 1,367,000 tons were ore. The mill processed 1,246,000 tons of ore at an average throughput of 13,700 tons per day for the quarter and payable production was 11,000 ounces of gold, 173,000 ounces of silver, 3,784,000 lbs of lead and 6,976,000 lbs of zinc. Apollo’s share of this production was 50%. The mine commenced a project to increase mill throughput by 1,000 tons per day by re-commissioning a larger primary crusher (last utilized in 2005) which is scheduled for completion at the end of August 2007.

Ore mined	1,367,000 tons
Waste mined	2,024,000 tons
Total mined	3,391,000 tons

Ore milled	1,246,000 tons

Grade:		Recoveries:
Au ounces per ton	0.0136	Au	72.9%
Ag ounces per ton	0.2420	Ag	73.3%
Pb %	0.2160	Pb	78.1%
Zn %	0.4455	Zn	76.6%

Total cash costs for the second quarter 2007 on a by-product basis were minus $237 per ounce of gold and on a co-product basis they were $406 per ounce of gold, $8.11 per ounce of silver, $0.70 per lb of lead and $1.05 per lb of zinc.

Forecast - We continue to believe that we will meet our previously announced production forecast for the Montana Tunnels mine for the period from March 1, 2007 to December 31, 2007 of 40,000 ozs of gold, 250,000 ozs of silver, 5,750,000 lbs of lead and 12,500,000 lbs of zinc. Apollo’s share of this forecasted production would be 50%.

Black Fox

At the end of the second quarter 2007, we announced the results of a new Canada National Instrument 43-101 (“NI 43-101”) mineral reserve and resource at Black Fox. The NI 43-101, which was filed on August 13, 2007, demonstrates the continued expansion of Black Fox since the last published NI 43-101 dated August 14, 2006. The new mineral reserve and resource estimate was prepared by SRK Consulting, Denver, Colorado. SRK has confirmed that the reserve and resource study complies in all respects with NI 43-101 guidelines. The table below summarizes the Black Fox Total Mineral Reserve:

Black Fox - Probable Reserves as of June 30, 2007

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	3,362	5.8	625,000
Underground (1)	3.0	1,108	10.6	377,000

Total Reserves		4,470	7.0	1,002,000

(1)	Underground Reserves include dilution of 66,000 tonnes of indicated material with an average grade of 1.26 g/t Au.

The minable reserve was calculated based on a gold price of US$525/oz which is approximately the three-year trailing average. The average total cash cost per ounce of gold was calculated at $236 per ounce.

In addition to the reserves above, the NI 43-101 contains the indicated and inferred resources shown in the tables below:

Black Fox - Indicated Resources as of June 30, 2007(1)

Mining Method*	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t
Open Pit	1.0	997	4.5
Underground	3.0	667	10.1

* Mining method is determined by relative location above or below the 9,815m elevation.

Black Fox - Inferred Resources as of June 30, 2007(2)

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t
Open Pit	1.0	3,256	4.7
Underground	3.0	929	12.3

* Mining method is determined by relative location above or below the 9,815m elevation.

(1)
Cautionary Note to U.S. Investors concerning estimates of Indicated Mineral Resources. We advise U.S. investors that while the term “indicated mineral resources” is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission (“SEC”) does not recognize it. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

(2)
Cautionary Note to U.S. Investors concerning estimates of Inferred Mineral Resources. We advise U.S. investors that while the term “inferred mineral resources” is recognized and required by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the inferred mineral resource exists, or is economically or legally minable.

Our third party consultant, SRK Consulting, Inc., has commenced work on a bankable feasibility study which we expect to be completed in the first quarter of 2008.

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

Huizopa Project

During the first quarter 2007, the Company made payments ahead of schedule in settlement of certain claims and the outstanding land payments on its Huizopa properties. These payments resulted in Apollo’s 100% Mexican owned subsidiaries owning 100% of the 128 square kilometer mining concessions known as Huizopa.

METAL SALES & METAL PRICE AVERAGES

The table below summarizes our share of metal sales of gold, silver, lead and zinc of the Montana Tunnels mine, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended June 30,		Six months ended June 30,
	2007 (1)	2006 (2)	2007 (1)(3)	2006 (2)
Metal sales:
Gold (ounces)	5,483	1,746	6,644	4,959
Silver (ounces)	86,267	54,895	110,456	116,004
Lead (pounds)	1,891,830	325,992	2,395,807	1,196,317
Zinc (pounds)	3,488,291	769,091	4,413,306	3,040,058
Total revenue ($millions)	$12.8	$3.7	$15.7	$9.8
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$(237)	$737	$(243)	$892
Total production costs per ounce of gold	$(173)	$1,038	$(173)	$1,098
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$406	$788	$407	$742
Total cash costs per ounce of silver	$8.11	$12.78	$8.15	$13.53
Total cash costs per pound of lead	$0.70	$0.36	$0.67	$0.60
Total cash costs per pound of zinc	$1.05	$2.43	$1.03	$1.72
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$667	$628	$662	$591
Silver - London bullion mkt. ($/ounce)	$13.34	$11.58	$13.26	$10.98
Lead - London Metal Exchange ($/pound)	$0.98	$0.44	$0.90	$0.50
Zinc - London Metal Exchange ($/pound)	$1.66	$1.52	$1.62	$1.27

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per ounce of gold data)	2007 (1)	2006 (2)	2007 (1)(3)	2006 (2)
Gold ounces sold	5,483	1,165	6,644	4,378
Direct operating costs	$7,932	$3,587	$9,748	$10,745
Less: Mining taxes, royalty expenses	351	134	436	270
By-product credits	9,234	2,728	11,363	6,841
Cash operating cost	(1,653)	725	(2,051)	3,634
Cash operating cost per ounce of gold	$(301)	$623	$(309)	$830
Cash operating costs	(1,653)	725	(2,051)	3,634
Add: Mining taxes, royalty expenses	351	134	436	271
Total cash costs	(1,302)	859	(1,615)	3,905
Total cash cost per ounce of gold	$(237)	$737	$(243)	$892
Total cash costs	(1,302)	859	(1,615)	3,905
Add: Depreciation & amortization	355	351	466	901
Total production costs	(947)	1,210	(1,149)	4,806
Total production cost per ounce of gold	$(173)	$1,038	$(173)	$1,098

(1)	Effective December 31, 2006, the Mine is a 50/50 joint venture; therefore, metal sales, revenue and costs shown in the tables above represent Apollo’s 50% share of the joint venture.

(2)
The results shown for the three and six months ended June 30, 2006 reflect Apollo’s 100% ownership of the Mine during that period. Additionally, the mill at the Mine was shut down on May 12, 2006. Up until that point the Mine was milling low grade stockpiled ore.

(3)	Metal sales, revenue and costs for the first six months of 2007 only includes the four months of March through June as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue from the Sale of Minerals.

Revenue for the three months ended June 30, 2007 increased 250% to $12.8 million from $3.7 million for the same period in 2006. The increase in revenue is due to milling of higher grade ores, higher metal prices in 2007 and the fact that the mill was shut down from May 12, 2006 to March 1, 2007. These factors were partially offset because, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the revenue is 50%.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the three months ended June 30, 2007 increased 121% to $7.9 million from $3.6 million for the three months ended June 30, 2006. The increase in costs is a result of the resumption of production on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s depreciation is 50%. This reduction in Apollo’s share of the Mine’s depreciation in 2007 is offset by the decrease in depreciation in 2006 which resulted from the mill being shut down on May 12, 2006.

General and Administrative Expenses. General and administrative expenses were $0.9 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. The decrease is a result of receiving a management fee in 2007 of $0.2 million for being the operator of the Montana Tunnels joint venture and lower corporate overhead costs.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.1 million for the three months ended June 30, 2007 compared to $0.2 million for the same period in 2006. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s accretion expense is 50%.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.4 million for the three months ended June 30, 2007 and nil for the three months ended June 30, 2006.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our Huizopa Project, totaled $0.2 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 60% to $9.1 million for the three months ended June 30, 2007, from $5.7 million for the three months ended June 30, 2006.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.2 million and incurred interest expense of $1.4 million during the three months ended June 30, 2007 compared to $0.1 million in interest income and $0.6 million in interest expense during the three months ended June 30, 2006. The increase in interest expense is due to an increase in accretion expense of $0.7 million, mostly related to the Series 2007-A convertible debenture issued in February 2007, and interest of $0.2 million related to the Montana Tunnels joint venture agreement.

Income (Loss) from Continuing Operations.

As a result of the foregoing, we recorded income from continuing operations of $2.4 million, or $0.02 per share, for the three months ended June 30, 2007, as compared to a loss of $2.6 million, or $0.02 per share, for the three months ended June 30, 2006.

Net Income (Loss).

For the three months ended June 30, 2007, we recorded net income of $2.4 million, or $0.02 per share, as compared to a net loss of $2.6 million, or $0.02 per share, for the three months ended June 30, 2006. We recorded no income tax expense for the period since any taxable income will be offset by a recovery of prior tax losses.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue from the Sale of Minerals.

Revenue for the six months ended June 30, 2007 increased 60% to $15.7 million from $9.8 million for the same period in 2006. The increase in revenue is due to milling higher grade ores, higher metal prices in 2007 and the fact that the mill was shut down on May 12, 2006. These factors were partially offset because milling resumed March 1, 2007 and, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the revenue is 50%.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the six months ended June 30, 2007 increased 2% to $11.0 million from $10.7 million for the six months ended June 30, 2006. The increase in costs is a result of the resumption of production on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $0.6 million and $1.0 million for the six months ended June 30, 2007 and 2006, respectively. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s depreciation is 50%.

General and Administrative Expenses. General and administrative expenses were $2.0 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. The decrease is a result of receiving a management fee in 2007 of $0.3 million for being the operator of the Montana Tunnels joint venture and lower overhead costs.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.3 million for the six months ended June 30, 2007 compared to $0.5 million for the same period in 2006. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s accretion expense is 50%.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.4 million for the six months ended June 30, 2007 and nil for the six months ended June 30, 2006.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $1.7 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. The increase in exploration expenses is mainly due to increased activity at the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses decreased to $15.2 million for the six months ended June 30, 2007, from $15.3 million for the six months ended June 30, 2006.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.3 million and incurred interest expense of $2.6 million during the six months ended June 30, 2007 compared to $0.2 million in interest income and $1.2 million in interest expense during the six months ended June 30, 2006. The increase in interest expense is due to an increase in accretion expense of $1.0 million, mostly related to the Series 2007-A convertible debenture issued in February 2007, and interest of $0.4 million related to the Montana Tunnels joint venture agreement.

Financing Costs. Financing costs of $0.5 million for the six months ended June 30, 2007 were in connection with the convertible debentures issued in February 2007.

Loss from Continuing Operations.

As a result of the foregoing, we incurred a loss from continuing operations of $2.2 million, or $0.02 per share, for the six months ended June 30, 2007, as compared to a loss of $6.5 million, or $0.06 per share, for the six months ended June 30, 2006.

Loss from Discontinued Operations.

For the six months ended June 30, 2007, loss from discontinued operations was nil, compared to a loss of $0.3 million for the six months ended June 30, 2006.

Net Loss.

For the six months ended June 30, 2007, we incurred a net loss of $2.2 million, or $0.02 per share, as compared to a net loss of $6.8 million, or $0.06 per share, for the six months ended June 30, 2006.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities, joint venture contributions from our Montana Tunnels joint venture partner and now, during the second quarter 2007, from our share of the cash flow from the Montana Tunnels joint venture. At June 30, 2007, we had cash of $7.1 million, compared to cash of $4.5 million at December 31, 2006. The increase in cash since December 31, 2006 is the result of operating cash inflows of $1.1 million and financing cash inflows of $9.8 million, offset by investing cash outflows of $8.3 million.

During the six months ended June 30, 2007, investing activities used $8.3 million. Capitalized deferred stripping costs at the Montana Tunnels mine were $3.7 million. Capital expenditures for property, plant and equipment of $3.7 million include $1.5 million for the further development of the Black Fox Project and $1.9 million for land payments at our Huizopa Project. Investing activities include $0.9 million for the funding of the Montana Tunnels reclamation liability.

During the six months ended June 30, 2007, financing activities provided $9.8 million in cash. On February 23, 2007, we completed a private placement of $8.6 million unsecured convertible debentures (“2007 Debentures”) which had 17.2 million share purchase warrants attached. The 2007 Debentures are convertible into common shares at $0.50 per common share until maturity on February 23, 2009 and bear interest at 12% in the first year and 18% in the second year. The share purchase warrants are exercisable for two years at an exercise price of $0.50 per common share. Additionally, we borrowed $1.25 million from Teck Cominco (our 50% share) through an interest free, short-term note. Payments of notes payable accounted for a cash outflow of $1.5 million, of which $1.1 million was repayment of the Teck Cominco note.

We estimate that with our June 30, 2007 cash balance of $7.1 million and our share of the projected cash flows from the joint ventured Montana Tunnels mine, we will have sufficient funds to finance the current 2007 work programs of $3.0 million at Black Fox and $2.0 million for exploration at Huizopa, as well as corporate overhead. However, we will continue to explore financing opportunities to further develop the Black Fox Project and expand our exploration program at the Huizopa Project, which may include Canadian flow-through financing for use at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

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

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

During the three months ended June 30, 2007, we issued a note payable for property, plant and equipment at our Montana Tunnels mine for $0.6 million (Apollo’s 50% portion is $0.3 million), which is payable in monthly installments over three years.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of June 30, 2007, we have accrued $7.4 million related to reclamation, an increase of $0.3 million from December 31, 2006. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at June 30, 2007. We have accrued the present value of management’s estimate of the liability as of June 30, 2007.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net income or loss and net income or loss per share. For a detailed explanation see Note 12 of our interim financial statements.

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

For a discussion of critical accounting policies, please refer to those disclosed in our 10-K filing for the year ended December 31, 2006 and to the changes in accounting policies described below.

CHANGES IN ACCOUNTING POLICIES

a) At June 30, 2007, the Company has ore stockpiles which are included in Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

b) On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three and six months ended June 30, 2007, the Company capitalized $1.5 million and $3.7 million, respectively, in deferred stripping costs and recorded amortization thereon in the amount of $0.6 million and $0.7 million, respectively. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

c) Effective January 1, 2007, the Company adopted CICA Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3855, Financial Instruments - Recognition and Measurement, CICA Handbook Section 3865, Hedges, and CICA Handbook Section 3251, Equity. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. CICA Handbook Section 1530 also introduces a new component of equity referred to as comprehensive income. The Company has adopted these standards prospectively.

In accordance with this new standard, the Company now classifies all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

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

Under CICA Handbook Section 3855, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of CICA Handbook Section 1530 had no impact on the Company.

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

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market prices of gold and zinc. Gold and zinc prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and zinc and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The prices of gold and zinc have fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.

Furthermore, reserve calculations and life-of-mine plans using significantly lower gold and zinc prices could result in material write-downs of the Company’s investment in mining properties and increased amortization.

In addition to adversely affecting the Company's reserve estimates and its financial condition, declining gold and zinc prices could require a reassessment of the feasibility of a particular project. Such a reassessment may be the result of a management decision or may be required under financing arrangements related to a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of the project.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares or other securities convertible into, or exercisable for common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell common shares or such equity-related securities at an acceptable price should the need for funding arise.

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

Also, related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine ceased production operations, our controls at that location are not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine and as of December 31, 2006 our management believes the change in controls is significant enough to be reported as a material weakness. In an effort to address this material weakness, staffing additions were made in 2007 and staffing requirements and other changes in control are being evaluated.

We intend to continue to monitor our internal controls and we will continue to take steps to implement improvements or enhancements.

Changes in Internal Control

We made accounting staffing additions and redesigned some of our controls and procedures during the quarter ended June 30, 2007 at the corporate office and at the Montana Tunnels mine to increase segregation of duties and improve internal control over financial reporting. We are currently evaluating the effect of these changes on our internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. We believe that the resolution of this matter will not have a material impact on our financial statements.

ITEM 1A.	RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations. Those risk factors continue to be relevant to understanding our business, financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders of Apollo Gold Corporation was held on May 16, 2007. The matters voted upon and passed at the meeting were (i) the election of the directors listed below, (ii) the ratification of the re-appointment of Deloitte & Touche LLP as the Corporation’s independent auditors to hold office until the next annual meeting of shareholders, (iii) the ratification of the adoption of the Corporation’s shareholder rights plan and (iv) the approval of certain amendments to the Company’s stock option plan.

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

The board of directors recommended the re-appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, the independent auditors of the Company since 2002, as the auditors of the Corporation to hold office until the close of the next annual meeting of the shareholders. The shareholders voted in favor of this recommendation.

The shareholders voted in favor of a resolution to approve, ratify and confirm the adoption of the shareholder rights plan agreement (the “Rights Plan”) dated as of January 17, 2007 between the Corporation and CIBC Mellon Trust Company. The Rights Plan was adopted to ensure the fair treatment of shareholders in connection with any take-over bid for Common Shares of the Corporation.

The shareholders voted in favor of the amended Stock Option Plan. Added to the Stock Option Plan was an amendment provision which sets out those circumstances where the board of directors may not, without the approval of the holder’s of the Corporation’s common shares, make amendments to the Stock Option Plan.

The results of the voting on those matters are outlined in the following table:

					Broker
		Votes Against/		Votes	Non-
Proposal	Votes for	Withheld		Abstained	Votes
(i) Election of Management’s Slate of Directors:
Charles E. Stott	101,564,808	3,884,866		—	—
R. David Russell	101,514,311	3,935,363		—	—
W.S. (Steve) Vaughan	101,526,222	3,923,452		—	—
G. Michael Hobart	101,351,870	4,098,114		—	—
Robert W. Babensee	101,509,119	3,940,555		—	—
Marvin K. Kaiser	101,323,556	4,126,118		—	—
David W. Peat	101,333,741	4,115,933		—	—
(ii) Ratification of Deloitte & Touche LLP	101,945,851	3,500,801	(1)	—	—
(iii) Approval of Shareholder Rights Plan	46,100,181	21,730,849	(1)	—	—
(iv) Approval of Stock Option Plan, as amended	41,697,591	26,133,529	(1)	—	—

(1)	Based on the records of the Company’s scrutineer for the meeting, this number may include votes abstained and/or broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: August 14, 2007	/s/ R. DAVID RUSSELL
R. David Russell, President and
Chief Executive Officer

Date: August 14, 2007	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act