Form 10-Q
period 2007-09-30
APOLLO GOLD CORP
filed 2007-11-13
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐        No ☒

At November 9, 2007, there were 156,248,123 common shares of Apollo Gold Corporation outstanding.

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

•	future cash flow and operational results from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	the timing of completion of feasibility studies at Black Fox;

•	production and production costs;

•	daily production rates;

•	throughput rates;

•	cash operating costs;

•	total cash costs;

•	grades of ore mined and milled;

•	expenditures;

•	exploration;

•	permits;

•	expansion plans;

•	plans for Black Fox and Huizopa;

•	closure costs;

•	cash flows;

•	future financing;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain future financing to fund our estimated operating and capital requirements;

•	anticipated exploration, development and corporate overhead expenditures;

•	factors impacting our results of operations;

•	the impact of adoption of new accounting standards.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT
Cash and cash equivalents	$6,637	$4,512
Accounts receivable and other	2,304	728
Note receivable (Note 4)	–	1,865
Prepaids	713	301
Inventories (Note 5)	1,476	660
Total current assets	11,130	8,066
Property, plant and equipment	44,484	38,868
Deferred stripping costs (Note 3)	4,427	–
Restricted certificates of deposit	6,097	4,605
Deferred financing costs	–	265
TOTAL ASSETS	$66,138	$51,804
LIABILITIES
CURRENT
Accounts payable	$2,908	$1,710
Accrued liabilities	2,611	1,254
Notes payable	1,312	671
Property and mining taxes payable	709	442
Convertible debentures	8,598	7,660
Total current liabilities	16,138	11,737
Accrued long-term liabilities	133	370
Notes payable	195	569
Convertible debentures (Note 6)	4,676	–
Accrued site closure costs	7,536	7,135
Deferred gain (Note 4)	2,976	3,750
TOTAL LIABILITIES	31,654	23,561

Continuing operations (Note 1)

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	160,187	159,029
Equity component of convertible debentures (Note 6)	4,047	1,809
Note warrants (Note 6)	3,204	1,062
Contributed surplus	12,228	11,166
Deficit	(145,182)	(144,823)
TOTAL SHAREHOLDERS’ EQUITY	34,484	28,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,138	$51,804

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue from sale of minerals	$11,863	$372	$27,594	$10,177
Operating expenses
Direct operating costs	7,285	3,211	18,280	13,957
Depreciation and amortization	377	324	1,007	1,282
General and administrative expenses	902	1,123	2,901	3,594
Accretion expense – accrued site closure costs	126	237	380	711
Amortization of deferred gain (Note 4)	(345)	–	(774)	–
Exploration and business development	291	188	2,028	788
Loss on sale of property, plant and equipment	–	3	–	7
	8,636	5,086	23,822	20,339
Operating income (loss)	3,227	(4,714)	3,772	(10,162)
Other income (expenses)
Interest income	146	99	485	253
Interest expense (Note 8)	(1,584)	(726)	(4,197)	(1,939)
Financing costs	–	–	(480)	–
Foreign exchange gain (loss) and other	33	(29)	31	(42)
Income (loss) from continuing operations before income taxes for the period	1,822	(5,370)	(389)	(11,890)
Income taxes	295	–	295	–
Income (loss) from continuing operations for the period	2,117	(5,370)	(94)	(11,890)
Loss from discontinued operations for the period	–	–	–	(250)
Net income (loss) and comprehensive income (loss) for the period	$2,117	$(5,370)	$(94)	$(12,140)

Basic and diluted net income (loss) per share from:
Continuing operations	$0.01	$(0.04)	$0.00	$(0.10)
Discontinued operations	–	–	–	–
	$0.01	$(0.04)	$0.00	$(0.10)

Basic weighted-average number of shares outstanding	143,922,308	121,997,402	143,358,591	120,131,131
Diluted weighted-average number of shares outstanding	145,202,005	121,997,402	143,358,591	120,131,131

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars)
(Unaudited)

			Equity
			Component
	Share Capital		of
	Number		Convertible	Note	Contributed
	of Shares	Amount	Debentures	Warrants	Surplus	Deficit	Total
Balance, December 31, 2005	107,456,451	$148,526	$1,809	$781	$10,561	$(129,236)	$32,441
Units issued for cash	11,650,000	3,488	–	–	–	–	3,488
Shares issued for 2005 stock-based compensation	2,290,408	955	–	–	–	–	955
Reduction of exercise price of Note Warrants	–	–	–	305	–	–	305
Note warrants exercised	600,000	264	–	(24)	–	–	240
Shares issued for services	1,325,000	668	–	–	–	–	668
Flow-through units issued for cash	2,222,221	746	–	–	27	–	773
Units issued for cash	16,688,206	4,357	–	–	156	–	4,513
Options exercised	50,000	25	–	–	(5)	–	20
Stock-based compensation	–	–	–	–	427	–	427
Net loss	–	–	–	–	–	(15,587)	(15,587)
Balance, December 31, 2006	142,282,286	159,029	1,809	1,062	11,166	(144,823)	28,243
Change in accounting policy (Note 3)	–	–	–	–	–	(265)	(265)
Balance (as adjusted), January 1, 2007	142,282,286	159,029	1,809	1,062	11,166	(145,088)	27,978
Shares issued for services	20,000	10	–	–	–	–	10
Shares issued for Huizopa settlement (Note 7(a)(i))	1,000,000	540	–	–	–	–	540
Shares issued for Black Fox mineral rights (Note 7(a)(ii))	1,057,692	527	–	–	–	–	527
Income tax benefits renounced to shareholders of flow-through units issued in 2006 (Note 10)	–	(295)	–	–	–	–	(295)
Equity component of convertible debentures (Note 6)	–	–	2,292	–	–	–	2,292
Note warrants (Note 6)	–	–	–	2,292	–	–	2,292
Debenture compensation warrants (Note 6)	–	–	–	–	467	–	467
Note warrants exercised	198,500	229	–	(150)	–	–	79
Debentures converted	400,000	147	(54)	–	–	–	93
Stock-based compensation	–	–	–	–	595	–	595
Net loss and comprehensive loss	–	–	–	–	–	(94)	(94)
Balance, September 30, 2007	144,958,478	$160,187	$4,047	$3,204	$12,228	$(145,182)	$34,484

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities
Net income (loss) for the period	$2,117	$(5,370)	$(94)	$(12,140)
Items not affecting cash:
Depreciation and amortization	377	324	1,007	1,282
Amortization of deferred stripping costs	597	–	1,258	0
Amortization of deferred financing costs	–	80	–	239
Financing costs	–	–	174	0
Loss from discontinued operations	–	–	–	250
Reduction in exercise price of Note Warrants	–	–	–	305
Stock-based compensation	208	126	595	315
Shares issued for services and settlement of claims	–	668	550	668
Accretion expense – accrued site closure costs	126	237	380	711
Accretion expense – convertible debenture	1,052	271	2,523	775
Loss on sale of property, plant and equipment and other	(2)	24	(2)	64
Amortization of deferred gain (Note 4)	(345)	–	(774)	–
Income taxes	(295)	–	(295)	–
Net change in non-cash operating working capital items (Note 12)	797	470	433	(1,243)
Discontinued operations	–	–	–	(250)
Net cash provided by (used in) operating activities	4,632	(3,170)	5,755	(9,024)

Investing activities
Property, plant and equipment expenditures	(2,072)	(591)	(5,749)	(5,029)
Deferred stripping costs	(1,937)	–	(5,685)	–
Proceeds from disposal of property, plant and equipment	–	–	–	92
Restricted certificate of deposit and other assets	(600)	(525)	(1,492)	9,488
Net cash (used in) provided by investing activities	(4,609)	(1,116)	(12,926)	4,551

Financing activities
Proceeds on issuance of shares	–	–	–	3,488
Proceeds on issuance of convertible debentures and note warrants, net	–	–	8,062	–
Proceeds from exercise of warrants	13	240	79	240
Proceeds from notes payable	–	309	1,250	309
Payments of notes payable	(475)	(315)	(1,960)	(763)
Funding by Elkhorn Tunnels, LLC	–	3,050	1,865	3,050
Net cash (used in) provided by financing activities	(462)	3,284	9,296	6,324

Net (decrease) increase in cash and cash equivalents	(439)	(1,002)	2,125	1,851
Cash and cash equivalents, beginning of period	7,076	2,980	4,512	127
Cash and cash equivalents, end of period (Note 12)	$6,637	$1,978	$6,637	$1,978

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$867	$349	$1,471	$899
Income taxes paid	$–	$–	$–	$–

See Note 12 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
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

(a) These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 14, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2006, except as disclosed in (b), (c), and (d) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2006.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

Certain of the comparative figures have been reclassified to conform to the presentation for the three and nine months ended September 30, 2007. In particular, for the three and nine months ended September 30, 2006, $0.1 million and $0.3 million of stock-based compensation, respectively, charged to operations have been reclassified to general and administrative expenses rather than disclosed separately.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(b) Effective January 1, 2007, the Company includes ore stockpiles within Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

(c) On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three and nine months ended September 30, 2007, the Company capitalized $1.9 million and $5.7 million, respectively, in deferred stripping costs and recorded amortization thereon in the amount of $0.6 million and $1.3 million, respectively. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

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
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn in respect of the Mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine.

Elkhorn receives 55% and Apollo receives 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo would become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million). Thereafter, the sharing would be 50/50. Additionally, Elkhorn is entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 8) on its initial contribution of $13 million until it has received cash flow of $13 million. The interest distribution is based on the declining balance of this cash flow of $13 million and, as of September 30, 2007, Elkhorn had received cash flow of $2.8 million.

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$759	$(64)
Other non-cash current assets	3,336	2,570
	4,095	2,506
Property, plant and equipment	7,555	7,151
Deferred stripping costs	4,427	-
Restricted certificates of deposit	4,827	3,430
Total assets	$20,904	$13,087

Current liabilities	$3,954	$1,819
Notes payable	168	527
Accrued site closure costs	6,472	6,127
Total liabilities	$10,594	$8,473

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE (continued)

Apollo’s 50% share of the Montana Tunnels joint venture for the three and nine month periods ended September 30, 2007 are as follows:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenue from sale of minerals	$11,863	$27,594
Direct operating costs	7,283	18,278
Depreciation and amortization	351	929
Accretion expense – accrued site closure costs	114	345
	7,748	19,552
Operating income	4,115	8,042
Interest income	60	157
Interest expense	(199)	(786)
Income from continuing operations	$3,976	$7,413

Net cash used in investing activities	$(3,183)	$(8,090)
Net cash (used in) provided by financing activities	$(324)	$1,459

5.	INVENTORIES

Inventories consist of:

	September 30, 2007	December 31, 2006
Concentrate inventory	$123	$–
Stockpiled ore inventory (Note 3(b))	320	–
Materials and supplies	1,033	660
	$1,476	$660

6.	CONVERTIBLE DEBENTURES

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“2007 Debentures”). Each $1,000 of principal amount of 2007 Debentures included 2,000 common share purchase warrants (“2007 Debenture Warrants”) (Note 7(b)(i)). The 2007 Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008.

The 2007 Debentures are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share. The Company has the option to force conversion of the 2007 Debentures under certain circumstances. The Debentures are classified as a compound financial instrument for accounting purposes. The 2007 Debenture Warrants have an exercise price of $0.50 per common share and have a term of two years from the date of grant.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

6.	CONVERTIBLE DEBENTURES (continued)

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

Over the two-year term, the 2007 Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component. The accretion expense is based on the effective interest method. For the three and nine months ended September 30, 2007, the Company recorded accretion expense of $0.7 and $1.4 million, respectively, related to the 2007 Debentures, which is included in interest expense.

In addition to the 2007 Debenture Warrants, the agents were granted 1,201,200 compensation warrants with substantially the same terms and conditions as the 2007 Debenture Warrants.

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

Under the terms of the Registration Rights Agreements entered into by the Company in connection with the 2007 Debentures, the common shares underlying the 2007 Debentures and the 2007 Debenture Warrants are required to be registered for resale with the U.S. Securities and Exchange Commission (“SEC”). If the registration statement with respect to 50% of such shares was not declared effective by the SEC by May 25, 2007, the Company would be required to pay additional interest to the holders of the 2007 Debentures equal to 6% per annum. The Company did not meet the May 25, 2007 effectiveness deadline and as a result accrued additional interest of $55,000 for the period commencing May 25, 2007 through August 10, 2007, the date the effectiveness was approved by the SEC. Additionally, if the registration statement with respect to the remaining 50% of such shares was not declared effective by the SEC by August 22, 2007, the Company would be required to pay additional interest to the holders of the 2007 Debentures equal to 6% per annum until February 23, 2008 or until this condition is met. The Company did not meet the August 22, 2007 effectiveness deadline and as a result accrued additional interest of $28,000 for the period commencing August 22, 2007 through September 30, 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.	SHARE CAPITAL

(a)	Shares issued in 2007

(i) On February 28, 2007, the Company issued 1,000,000 common shares of the Company at $0.54 per share in connection with the settlement of certain claims in relation to the Huizopa property.

(ii) On September 4, 2007, the Company issued 1,057,692 common shares of the Company at $0.50 per share in connection with acquiring rights to certain mineral claims at the Black Fox property.

(b)	Warrants

The following summarizes outstanding warrants as at September 30, 2007:

Date Issued	Number of Warrants	Number of Shares	Exercise Price	Expiry Date
			Exercisable in US$
November 4, 2004	4,215,100	4,215,100	0.40	November 4, 2007	(1)
November 4, 2004	240,000	240,000	0.80	November 4, 2007	(2)
November 4, 2004	1,396,000	1,396,000	0.80	November 4, 2007	(2)
November 8, 2006	8,344,103	8,344,103	0.50	November 8, 2009
November 8, 2006	1,168,174	1,168,174	0.50	November 8, 2009
February 23, 2007	17,160,000	17,160,000	0.50	February 23, 2009
February 23, 2007	1,201,200	1,201,200	0.50	February 23, 2009
	33,724,577	33,724,577
			Exercisable in Cdn$
January 26, 2006	2,000,000	2,000,000	0.39	January 26, 2008
October 30, 2006	1,111,111	1,111,111	1.00 (3)	October 30, 2008	(3)
	3,111,111	3,111,111
	36,835,688	36,835,688

(1)	3,735,100 of these warrants were exercised prior to expiration for proceeds of $1.5 million and the remaining 480,000 of these warrants expired unexercised on November 4, 2007.
(2)	These warrants expired unexercised on November 4, 2007.
(3)	The exercise price of these warrants increased to Cdn$1.15 on October 31, 2007.

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

A summary of information concerning outstanding stock options at September 30, 2007 is as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.	SHARE CAPITAL (continued)

	Fixed Stock Options		Performance-based Stock Options
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balances, December 31, 2006	3,052,900	$1.06	1,230,852	$0.80
Options granted	3,291,939	0.57	–	–
Options cancelled	(31,750)	1.07	–	–
Options expired	–	–	(1,230,852)	0.80
Balances, September 30, 2007	6,313,089	$0.80	–	$–

(i) Fixed stock option plan

The Company has a stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company. Typically, options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at September 30, 2007, an aggregate of 5,826,597 fixed stock options were available for future grants of awards under the plan.

The following table summarizes information concerning outstanding and exercisable fixed stock options at September 30, 2007:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
678,200	February 18, 2013	$2.24	5.4	678,200	$2.24
261,000	March 10, 2014	2.05	6.4	261,000	2.05
25,000	May 19, 2014	1.44	6.6	25,000	1.44
21,200	August 10, 2014	0.95	6.9	21,200	0.95
1,162,750	March 10, 2015	0.65	7.4	1,162,750	0.65
100,000	August 4, 2015	0.27	7.8	100,000	0.27
300,000	December 12, 2015	0.20	8.2	150,000	0.20
125,000	March 28, 2016	0.65	8.5	125,000	0.65
200,000	May 23, 2016	0.53	8.7	100,000	0.53
108,000	August 10, 2016	0.48	8.9	54,000	0.48
40,000	November 9, 2016	0.32	9.1	–	–
3,142,114	February 6, 2017	0.57	9.4	–	–
100,000	September 1, 2011	0.46	3.9	–	–
49,825	August 13, 2017	0.46	9.9	–	–
6,313,089		$0.80	8.2	2,677,150	$1.15

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

7.	SHARE CAPITAL (continued)

(ii) Performance-based stock option plan

The 1,230,852 performance-based stock options that were exercisable at $0.80 expired June 25, 2007.

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Nine months ended September 30,
	2007	2006
Risk free interest rate	4.1%	4.2%
Dividend yield	0%	0%
Volatility	71%	89%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.37	$0.41

(e)	Shareholder Rights Plan

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

8.	INTEREST EXPENSE

Interest expense consists of:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Accretion on convertible debentures	$1,063	$271	$2,534	$775
Interest paid on convertible debentures	265	265	794	794
Amortization of deferred financing costs	–	80	–	237
Interest related to Montana Tunnels joint venture agreement (Note 4)	144	–	593	–
Capital leases and other	112	110	276	133
	$1,584	$726	$4,197	$1,939

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

9.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options by applying the treasury stock method.

Earnings used in determining earnings per share from continuing operations are presented below for the three months ended September 30, 2007.

($ thousands, except per share amounts)	Net income	Shares	Per Share
Basic earnings per share
Net income from continuing operations	$2,117	143,922,308	$0.01
Effect of dilutive securities: warrants	–	1,048,244	–
Effect of dilutive securities: stock options	–	231,453	–
Diluted earnings per share
Net income from continuing operations	$2,117	145,202,005	$0.01

10.	INCOME TAXES

The Company recorded a $0.3 million recovery for income taxes for the period ended September 30, 2007 in connection with the flow-through units issued in October 2006. In addition, income tax expense for the period has been offset by a recovery of prior tax losses.

11.	LITIGATION AND CLAIMS

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

12.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the three and nine months ended September 30 are:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Increase (decrease) in:
Accounts receivable and other	$23	$(78)	$(1,576)	$2,382
Prepaids	39	(336)	240	(17)
Inventories	50	231	(815)	375

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

12.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Increase (decrease) in:
Accounts payable	791	118	1,197	(4,280)
Accrued liabilities	(245)	603	1,120	574
Property and mining taxes payable	139	(68)	267	(277)
	$797	$470	$433	$(1,243)

(b)	Components of cash and cash equivalents as of September 30, 2007 and 2006 are:

	September 30, 2007	September 30, 2006
Cash	$227	$648
Short-term investments	6,410	1,330
Cash and cash equivalents	$6,637	$1,978

(c)	Non-cash transactions

During the three and nine months ended September 30, 2007, (i) Series 2007-A convertible debentures with a face value of $200,000 were converted and the Company recorded a reduction of $94,000 in convertible debentures and a corresponding increase in equity; (ii) property, plant and equipment totaling $527,000 was acquired via issuance of shares (Note 7(a)(ii)); and (iii) the Company financed a portion of its insurance program included in Prepaids by issuing a note payable of $653,000.

During the nine months ended September 30, 2007, property, plant and equipment totaling $325,000 was acquired via issuance of notes payable. Also, during the nine months ended September 30, 2007, the Company issued agent’s compensation warrants with a value of $294,000 for services rendered in connection with the issuance of the Series 2007-A convertible debentures (Note 6).

13.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture effective December 31, 2006) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The assets and liabilities of Montana Tunnels as at September 30, 2007 and December 31, 2006 below differ from the amounts for the Montana Tunnels joint venture in Note 4 due to the inclusion of assets and liabilities of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture, which primarily relate to the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at September 30, 2007 are as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

13.	SEGMENTED INFORMATION (continued)

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$759	$14	$5,864	$6,637
Other non-cash current assets	3,366	134	993	4,493
	4,125	148	6,857	11,130
Property, plant and equipment	7,563	33,793	3,128	44,484
Deferred stripping costs	4,427	–	–	4,427
Restricted certificates of deposit	5,449	648	–	6,097
Total assets	$21,564	$34,589	$9,985	$66,138

Current liabilities and convertible debenture	$3,960	$244	$11,934	$16,138
Accrued long-term liabilities	–	–	133	133
Notes payable	168	27	–	195
Convertible debenture	–	–	4,676	4,676
Accrued site closure costs	7,140	396	–	7,536
Deferred gain	2,976	–	–	2,976
Total liabilities	$14,244	$667	$16,743	$31,654

Amounts as at December 31, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(64)	$9	$4,567	$4,512
Other non-cash current assets	2,579	105	870	3,554
	2,515	114	5,437	8,066
Property, plant and equipment	7,159	30,455	1,254	38,868
Restricted certificates of deposit	4,052	553	–	4,605
Deferred financing costs	–	–	265	265
Total assets	$13,726	$31,122	$6,956	$51,804

Current liabilities	$1,823	$149	$9,765	$11,737
Notes payable and other long term liabilities	527	42	370	939
Accrued site closure costs	6,760	375	–	7,135
Deferred Gain	3,750	–	–	3,750
Total liabilities	$12,860	$566	$10,135	$23,561

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

13.	SEGMENTED INFORMATION (continued)

Amounts for the three and nine month periods ended September 30, 2007 and 2006, respectively, are as follows:
	Three months ended September 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$11,863	$–	$–	$11,863
Direct operating costs	7,285	–	–	7,285
Depreciation and amortization	351	–	26	377
General and administrative expenses	–	–	902	902
Accretion expense – accrued site closure costs	126	–	–	126
Amortization of deferred gain	(345)	–	–	(345)
Exploration and business development and other	–	–	291	291
	7,417	–	1,219	8,636
Operating income (loss)	4,446	–	(1,219)	3,227
Interest income	60	–	86	146
Interest expense	(199)	–	(1,385)	(1,584)
Foreign exchange gain and other	–	–	33	33
Income (loss) from continuing operations before income taxes	$4,307	$–	$(2,219)	$1,822
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$2,678	$1,859	$–	$4,537

	Nine months ended September 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$27,594	$–	$–	$27,594
Direct operating costs	18,280	–	–	18,280
Depreciation and amortization	929	–	78	1,007
General and administrative expenses	–	–	2,901	2,901
Accretion expense – accrued site closure costs	380	–	–	380
Amortization of deferred gain	(774)	–	–	(774)
Exploration and business development and other	–	–	2,028	2,028
	18,815	–	5,007	23,822
Operating gain (loss)	8,779	–	(5,007)	3,772
Interest income	157	–	328	485
Interest expense	(786)	–	(3,411)	(4,197)
Financing costs	–	–	(480)	(480)
Foreign exchange gain and other	–	–	31	31
Income (loss) from continuing operations before income taxes	$8,150	$–	$(8,539)	$(389)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$7,019	$3,317	$1,951	$12,287

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

13.	SEGMENTED INFORMATION (continued)

	Three months ended September 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$372	$–	$–	$372
Direct operating costs	3,211	–	–	3,211
Depreciation and amortization	298	–	26	324
General and administrative expenses	–	–	1,123	1,123
Accretion expense – accrued site closure costs	237	–	–	237
Exploration and business development and other	–	–	191	191
	3,746	–	1,340	5,086
Operating loss	(3,374)	–	(1,340)	(4,714)
Interest income	76	–	23	99
Interest expense	(109)	–	(617)	(726)
Foreign exchange loss and other	–	–	(29)	(29)
Loss from continuing operations before income taxes	$(3,407)	$–	$(1,963)	$(5,370)
Investing activities
Property, plant and equipment expenditures	$2,640	$586	$5	$3,231

	Nine months ended September 30, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,177	$-	$-	$10,177
Direct operating costs	13,957	-	-	13,957
Depreciation and amortization	1,199	-	83	1,282
General and administrative expenses	-	-	3,594	3,594
Accretion expense – accrued site closure costs	711	-	-	711
Exploration and business development and other	-	-	795	795
	15,867	-	4,472	20,339
Operating loss	(5,690)	-	(4,472)	(10,162)
Interest income	190	-	63	253
Interest expense	(127)	-	(1,812)	(1,939)
Foreign exchange loss and other	-	-	(42)	(42)
Loss from continuing operations before income taxes	$(5,627)	$-	$(6,263)	$(11,890)
Investing activities
Property, plant and equipment expenditures	$2,640	$4,908	$121	$7,669

14.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the SEC for the three and nine months ended September 30, 2007 and 2006.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

14.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	September 30, 2007	December 31, 2006
Total assets in accordance with Canadian GAAP	$66,138	$51,804
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,879)	(2,038)
Deferred stripping costs (a)(iii)	(4,427)	–
Black Fox development costs(b)	(24,810)	(22,354)
Convertible debentures(c)	657	103
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,594)	(8,473)
Total assets in accordance with U.S. GAAP	$25,085	$19,042

Total liabilities in accordance with Canadian GAAP	$31,654	$23,561
Convertible debentures (c)	2,399	764
Equity accounting for investment in Montana Tunnels joint venture(a)(i)	(10,594)	(8,473)
Deferred gain(a)(i)	(2,976)	(3,750)
Total liabilities in accordance with U.S. GAAP	$20,483	$12,102

	September 30, 2007	December 31, 2006
Total shareholders’ equity in accordance with Canadian GAAP	$34,484	$28,243
Impairment of property, plant and equipment, and change in depreciation and amortization(a)(ii)	(1,879)	(2,038)
Deferred stripping costs (a)(iii)	(4,427)	–
Black Fox development costs(b)	(24,810)	(22,354)
Convertible debentures(c)	(1,742)	(661)
Deferred gain(a)(i)	2,976	3,750
Total shareholders’ equity in accordance with U.S. GAAP	$4,602	$6,940

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$25,085	$19,042

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	September 30, 2007	December 31, 2006
Share capital	$160,183	$158,790
Note warrants	3,204	1,062
Contributed surplus	38,908	31,964
Deficit	(197,693)	(184,876)
Total shareholders’ equity in accordance with U.S. GAAP	$4,602	$6,940

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)
14.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations for the period based on Canadian GAAP	$2,117	$(5,370)	$(94)	$(11,890)
Change in depreciation of property, plant and equipment (a)(ii)	66	–	160	183
Capitalized deferred stripping costs and amortization (a)(iii)	(1,340)	–	(4,427)	–
Black Fox development costs (b)	(1,135)	(587)	(2,456)	(2,682)
Convertible debentures (c)	231	161	(4,996)	454
Amortization of deferred gain (a)(i)	(345)	–	(774)	–
Income taxes (e)	(230)	–	(230)	–
Loss from continuing operations for the period based on U.S. GAAP	(636)	(5,796)	(12,817)	(13,935)
Loss from discontinued operations for the period based on Canadian and U.S. GAAP	–	–	–	(250)
Net loss and comprehensive loss for the period based on U.S. GAAP	$(636)	$(5,796)	$(12,817)	$(14,185)
Basic and diluted income (loss) per share in accordance with U.S. GAAP:
Continuing operations	$0.00	$(0.05)	$(0.09)	$(0.12)
Discontinued operations	–	–	–	–
Net income (loss) per share – U.S. GAAP basic and diluted	$0.00	$(0.05)	$(0.09)	$(0.12)

(a)	Montana Tunnels mine

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

(ii) Impairment of property, plant and equipment

Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves. Under U.S. GAAP, write-downs recorded in 2002 were determined using current proven and probable reserves. Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and an adjustment to the related depreciation has been recorded.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

14.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(iii) Deferred stripping costs

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Under U.S. GAAP, these expenditures are expensed as incurred.

(b)	Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a reduction in property, plant and equipment of $24.8 million has been recorded as at September 30, 2007.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

14.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(d)	Statements of cash flows

(i) Under Canadian GAAP, mining development costs at the Black Fox Project are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these expenditures are included in cash flows from operating activities.  Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and nine months ended September 30, 2007 would reflect a decrease in cash used in investing activities of $1.1 million and $2.5 million, respectively, and a corresponding decrease in cash provided by operating activities for each period. Additionally, for the three and nine months ended September 30, 2006 the consolidated statements of cash flow under U.S. GAAP would reflect a decrease of $0.6 million and $2.7 million, respectively, used in investing activities, respectively, and a corresponding increase in cash used in operating activities for each period.

(ii) Under Canadian GAAP, deferred stripping costs are included in cash flows from investing activities in the consolidated statements of cash flows.  Under U.S. GAAP, these stripping costs are included in cash flows from operating activities. Accordingly, under U.S. GAAP, the consolidated statements of cash flows for the three and nine months ended September 30, 2007 would reflect a decrease in cash used in investing activities of $1.9 million and $5.7 million, respectively, and a corresponding decrease in cash provided by operating activities.

(iii) Under Canadian GAAP, debt financing costs are included in cash flows from operating activities. Under U.S. GAAP, these costs are capitalized and are included in cash flows from financing activities. Accordingly, under U.S. GAAP, the consolidated statement of cash flows for the nine months ended September 30, 2007 would reflect a decrease in cash flows provided by financing activities of $0.3 million, and a corresponding decrease in cash used in operating activities.

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

(f)	Income taxes

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

15.	SUBSEQUENT EVENTS

(a)	Jipangu settlement agreement

On October 4, 2007, the Company entered into a settlement agreement (the “Agreement”) with Jipangu, Inc., and Jipangu International, Inc. (collectively, “Jipangu”) and certain of its subsidiaries. The Agreement was entered into to settle indemnification claims made by Jipangu under the Stock Purchase Agreement dated October 17, 2005, pursuant to which the Company sold to Jipangu the stock of certain subsidiaries owning, among other things, the Florida Canyon and Standard mines, in Nevada.

The indemnification claims related to certain costs associated with a leach pad issue, a liability for certain taxes and a liability for certain employee disability claims. Under the terms of the Agreement, the Company agreed (i) to pay Jipangu $650,000 in full satisfaction of the claims related to the leach pad and the tax claims and (ii) to reimburse Jipangu in full in respect of certain employee disability claims when and if damages related to those claims exceed $200,000.

The Company had accrued $600,000 for the estimated liability as of December 31, 2006, and accrued an additional $183,000 as of September 30, 2007, $133,000 of which is recorded as an accrued long-term liability for the employee disability claims that are described in the above paragraph.

(b)	Credit facility and hedging terms

On October 12, 2007, the Company entered into a credit facility agreement for $8.0 million. The credit facility, which was drawn on October 18, 2007 for the full amount of the facility, matures September 30, 2008 and bears interest at LIBOR plus 1.25%, repayable in four quarterly payments beginning December 31, 2007. The loan is secured by all of the assets of Montana Tunnels Mining, Inc. Upon repayment or conversion of the Series 2004-B convertible debentures (the “2004 Debentures”) by December 2007, all of Apollo's assets at its Black Fox project will also be pledged as security for the loan. The quarterly payments are according to the following schedule: (i) 15% of the aggregate principal amount outstanding ("Principal Outstanding") on December 31, 2007; (ii) 33% of the Principal Outstanding on March 31, 2008; (iii) 50% of the Principal Outstanding on June 30, 2008 and; (iv) 100% of the Principal Outstanding on September 30, 2008.

The credit facility agreement requires the Company to use proceeds from the loan as follows: (i) first, for repayment of the 2004 Debentures, and (ii) second, once the 2004 Debentures have been repaid in full or converted in full to common shares of the Company, for general working capital purposes.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2007
(Stated in U.S. dollars; tabular amounts in thousands)
(Unaudited)

15.	SUBSEQUENT EVENTS (continued)

In order to meet certain loan criteria, Apollo on October 15, 2007 hedged 2,267 tonnes (approximately 5,000,000 lbs) of lead and 3,418 tonnes (approximately 7,500,000 lbs) of zinc which equates to approximately 65% and 40% respectively of Apollo's share of lead and zinc production from the Montana Tunnels Mine during the 12-month term of the facility. No gold or silver production was hedged. The lead and zinc hedge is in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb.

The Company will not apply hedge accounting to this transaction. As a result, the Company will account for these contracts as investments and will record the changes in unrealized gains and losses in the statement of income each period. The fair value of these derivatives will be recorded as a current asset or current liability at each balance sheet date.

(c)	Flow-through financing

On October 31, 2007, the Company completed an offering of 7,454,545 flow-through shares at Cdn$0.55 per share for net proceeds of Cdn$3.8 million. The underwriter received a 5.5% fee of Cdn$0.2 million and 372,727 compensation warrants. Each compensation warrant is immediately exercisable at Cdn$0.55 per common share of the Company and expires on April 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 14 to the attached condensed consolidated financial statements.

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

On October 12, 2007, the Company entered into a credit facility agreement for $8.0 million. The credit facility, which was drawn on October 18, 2007 for the full amount of the facility, matures September 30, 2008 and bears interest at LIBOR plus 1.25%, repayable in four quarterly payments beginning December 31, 2007. The loan is secured by all of the assets of Montana Tunnels Mining, Inc. Upon repayment or conversion of the Series 2004-B convertible debentures by December 2007, all of Apollo's assets at its Black Fox project will also be pledged as security for the loan. The quarterly payments are according to the following schedule: (i) 15% of the aggregate principal amount outstanding ("Principal Outstanding") on December 31, 2007; (ii) 33% of the Principal Outstanding on March 31, 2008; (iii) 50% of the Principal Outstanding on June 30, 2008 and; (iv) 100% of the Principal Outstanding on September 30, 2008. The credit facility agreement requires the Company to use proceeds from the loan as follows: (i) first, for repayment of the 2004 Debentures, and (ii) second, once the 2004 Debentures have been repaid in full or converted in full to common shares of the Company, for general working capital purposes.

In order to meet certain loan criteria, Apollo on October 15, 2007 hedged 2,267 tonnes (approximately 5,000,000 lbs) of lead and 3,418 tonnes (approximately 7,500,000 lbs) of zinc which equates to approximately 65% and 40% respectively of Apollo's share of lead and zinc production from the Mine during the 12-month term of the facility. No gold or silver production was hedged. The lead and zinc hedge is in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb.

On October 31, 2007, the Company completed an offering of 7,454,545 flow-through shares at Cdn$0.55 per share for net proceeds of Cdn$3.8 million. The underwriter received a 5.5% fee of Cdn$0.2 million and 372,727 compensation warrants. Each compensation warrant is immediately exercisable at Cdn$0.55 per common share of the Company and expires on April 30, 2009.

Montana Tunnels

At the Montana Tunnels mine the open pit remediation program was completed in February 2007 and the mill resumed operations on March 1, 2007.

The remediation, which lasted from September 2006 to February 2007, required the removal of 8.4 million tons of waste material, at a total cost of $15.5 million. These costs, plus working capital of $2.5 million, were funded $14.25 million by Elkhorn, our joint venture partner, $1.25 million by us and $2.5 million from a working capital loan to the joint venture from Teck Cominco Metals Ltd. (“Teck Cominco”), our smelter contractor. Montana Tunnels repaid the loan in full to Teck Cominco on July 19, 2007.

During the third quarter 2007, approximately 3,700,000 tons were mined, of which 1,087,000 tons were ore. The mill processed 1,154,000 tons of ore at an average throughput of 12,500 tons per day for the quarter and payable production was 9,500 ounces of gold, 158,000 ounces of silver, 3,371,000 lbs of lead and 6,611,000 lbs of zinc. Apollo’s share of this production is 50%. The project to increase mill throughput by over 1,000 tons per day, by re-commissioning a larger primary crusher (last utilized in 2005), which was scheduled for completion at the end of August 2007, was only completed in the first half of October 2007.

Ore mined	1,087,000 tons
Waste mined	2,616,000 tons
Total mined	3,703,000 tons

Ore milled	1,154,000 tons

Grade:		Recoveries:
Au ounces per ton	0.0116	Au	77.6%
Ag ounces per ton	0.2374	Ag	75.1%
Pb %	0.2066	Pb	77.3%
Zn %	0.4453	Zn	77.2%

Total cash costs for the third quarter 2007 on a by-product basis were minus $215 per ounce of gold and on a co-product basis they were $459 per ounce of gold, $8.15 per ounce of silver, $1.12 per lb of lead and $0.78 per lb of zinc.

During the third quarter 2007, the joint venture spent $1.5 million on capital projects, which included $1.0 million for the expansion of the tailings dam and $0.3 million for the upgrade of the primary crushing circuit. Apollo’s share of these capital expenditures is 50%.

4th Quarter Forecast – With the completion of the primary crusher project in October 2007, we anticipate that improvement in ore throughput will be achieved and there will be a respective increase in metal production. As a result, we believe that in the fourth quarter 2007, the Mine should achieve its best operational results of 2007.

Black Fox

On August 13, 2007, we filed a new NI 43-101 which demonstrates the continued expansion of Black Fox since the last published NI 43-101 dated August 14, 2006. The new mineral reserve and resource estimate was prepared by SRK Consulting (“SRK”), Denver, Colorado.

During the preparation of the NI 43-101, SRK and Apollo identified a potential infill drilling program of approximately 60 holes. If the drilling results of this program are positive, it could increase the amount of inferred resources that may be converted to indicated resources as part of the bankable feasibility study scheduled for completion in the first quarter of 2008. As at November 7, 2007, we had completed 39 surface holes and 7 underground holes. The table below summarizes the Black Fox Total Mineral Reserve as published in the NI 43-101:

Black Fox – Probable Reserves

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	3,362	5.8	625,000
Underground	3.0	1,108	10.6	377,000

Total Reserves		4,470	7.0	1,002,000

The minable reserve was calculated based on a gold price of US$525/oz which is approximately the three-year trailing average. The average total cash cost per ounce of gold was calculated at $236 per ounce.

In addition to the reserves above, the NI 43-101 contains the indicated and inferred resources shown in the tables below:

Black Fox – Indicated Resources (1)

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t
Open Pit	1.0	997	4.5
Underground	3.0	667	10.1

Black Fox – Inferred Resources (2)

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

Huizopa Project

During the first quarter 2007, the Company made payments ahead of schedule in settlement of certain claims and the outstanding land payments on its Huizopa properties. These payments resulted in Apollo’s 100%-owned Mexican subsidiaries owning 100% of the 128 square kilometer mining concessions known as Huizopa.

METAL SALES & METAL PRICE AVERAGES

The table below summarizes our share of metal sales of gold, silver, lead and zinc of the Montana Tunnels mine, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007 (1)	2006 (2)	2007 (1)(3)	2006 (2)
Metal sales:
Gold (ounces)	4,755	n/a	11,399	4,959
Silver (ounces)	79,048		189,504	116,004
Lead (pounds)	1,685,385		4,081,191	1,196,317
Zinc (pounds)	3,305,620		7,718,926	3,084,152
Total revenue ($millions)	$11.9		$27.6	$10.2
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$(215)		$(231)	$1,422
Total production costs per ounce of gold	$(141)		$(160)	$1,664
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$459		$429	$904
Total cash costs per ounce of silver	$8.15		$8.15	$17.07
Total cash costs per pound of lead	$1.12		$0.86	$0.77
Total cash costs per pound of zinc	$0.78		$0.92	$2.16
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$681	$627	$666	$603
Silver - London bullion mkt. ($/ounce)	$12.70	$11.67	$13.12	$11.21
Lead - London Metal Exchange ($/pound)	$1.43	$0.59	$1.07	$0.53
Zinc - London Metal Exchange ($/pound)	$1.46	$1.54	$1.56	$1.36

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per ounce of gold data)	2007 (1)	2006 (2)	2007 (1)(3)	2006 (2)
Gold ounces sold	4,755	-	11,399	4,959
Direct operating costs	$7,283	n/a	$17,031	$13,957
Less: Mining taxes, royalty expenses	327		763	282
By-product credits	8,305		19,668	6,906
Cash operating cost	(1,349)		(3,400)	6,769
Cash operating cost per ounce of gold	$(284)		$(298)	$1,365
Cash operating costs	(1,349)		(3,400)	6,769
Add: Mining taxes, royalty expenses	327		763	282
Total cash costs	(1,022)		(2,637)	7,051
Total cash cost per ounce of gold	$(215)		$(231)	$1,422
Total cash costs	(1,022)		(2,637)	7,051
Add: Depreciation & amortization	351		817	1,199
Total production costs	(671)		(1,820)	8,250
Total production cost per ounce of gold	$(141)		$(160)	$1,664

(1)	Effective December 31, 2006, the Mine is a 50/50 joint venture; therefore, metal sales, revenue and costs shown in the tables above represent Apollo’s 50% share of the joint venture.

(2)
The results shown for the three and nine months ended September 30, 2006 reflect Apollo’s 100% ownership of the Mine during that period. Additionally, the mill at the Mine was shut down on May 12, 2006. Up until that point the Mine was milling low grade stockpiled ore.

(3)
Metal sales, revenue and costs for the first nine months of 2007 only includes the seven months of March through September as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue from the Sale of Minerals.

Revenue for the three months ended September 30, 2007 increased to $11.9 million as compared to $0.4 million for the same period in 2006. The increase in revenue is due to the fact that the Montana Tunnels mill was shut down from May 12, 2006 to March 1, 2007.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the three months ended September 30, 2007 increased 127% to $7.3 million from $3.2 million for the three months ended September 30, 2006. The increase in costs is a result of the resumption of production at Montana Tunnels on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s depreciation is 50%. This reduction in Apollo’s share of the Mine’s depreciation in 2007 is offset by the decrease in depreciation in 2006 which resulted from the mill being shut down on May 12, 2006.

General and Administrative Expenses. General and administrative expenses were $0.9 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. The decrease is a result of receiving a management fee in 2007 of $0.2 million for being the operator of the Montana Tunnels joint venture and lower corporate overhead costs.

Accretion Expense – Accrued Site Closure Costs. Accrued accretion expense was $0.1 million for the three months ended September 30, 2007 compared to $0.2 million for the same period in 2006. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s accretion expense is 50%.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.3 million for the three months ended September 30, 2007 and nil for the three months ended September 30, 2006. Amortization began upon resumption of production in March 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our Huizopa Project, totaled $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 70% to $8.6 million for the three months ended September 30, 2007, from $5.1 million for the three months ended September 30, 2006.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.1 million and incurred interest expense of $1.6 million during the three months ended September 30, 2007 compared to $0.1 million in interest income and $0.7 million in interest expense during the three months ended September 30, 2006. The increase in interest expense is due to an increase in accretion expense of $0.8 million, mostly related to the Series 2007-A convertible debentures issued in February 2007, and interest of $0.1 million related to the Montana Tunnels joint venture agreement.

Income Taxes.

We recorded a $0.3 million recovery for income taxes for the three months ended September 30, 2007 in connection with the flow-through units issued in October 2006. Additionally, we recorded no income tax expense for the period since any taxable income will be offset by a recovery of prior tax losses.

Income (Loss) from Continuing Operations.

As a result of the foregoing, we recorded income from continuing operations of $2.1 million, or $0.01 per share, for the three months ended September 30, 2007, as compared to a loss of $5.4 million, or $0.04 per share, for the three months ended September 30, 2006.

Net Income (Loss).

For the three months ended September 30, 2007, we recorded net income of $2.1 million, or $0.01 per share, as compared to a net loss of $5.4 million, or $0.04 per share, for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue from the Sale of Minerals.

Revenue for the nine months ended September 30, 2007 increased 171% to $27.6 million from $10.2 million for the same period in 2006. The increase in revenue is due to milling higher grade ores, higher metal prices in 2007 and the fact that the mill was shut down from May 12, 2006 to March 1, 2007. These factors were partially offset because effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the revenue is 50%.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the nine months ended September 30, 2007 increased 31% to $18.3 million from $14.0 million for the nine months ended September 30, 2006. The increase in costs is a result of the resumption of production on March 1, 2007 after being shut down since May 2006. Also, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $1.0 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s depreciation is 50%.

General and Administrative Expenses. General and administrative expenses were $2.9 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is a result of receiving a management fee in 2007 of $0.5 million for being the operator of the Montana Tunnels joint venture and lower corporate overhead costs.

Accretion Expense – Accrued Site Closure Costs. Accrued accretion expense was $0.4 million for the nine months ended September 30, 2007 compared to $0.7 million for the same period in 2006. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the Mine’s accretion expense is 50%.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.8 million for the nine months ended September 30, 2007 and nil for the nine months ended September 30, 2006. Amortization began upon resumption of production in March 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $2.0 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in exploration expenses is due to increased activity at the Huizopa property and the settlement of certain claims in relation to the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased to $23.8 million for the nine months ended September 30, 2007, from $20.3 million for the nine months ended September 30, 2006.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.5 million and incurred interest expense of $4.2 million during the nine months ended September 30, 2007 compared to $0.3 million in interest income and $1.9 million in interest expense during the nine months ended September 30, 2006. The increase in interest expense is due to an increase in accretion expense of $1.8 million, mostly related to the Series 2007-A convertible debentures issued in February 2007, and interest of $0.6 million related to the Montana Tunnels joint venture agreement.

Financing Costs. Financing costs of $0.5 million for the nine months ended September 30, 2007 were in connection with the Series 2007-A convertible debentures issued in February 2007.

Income Taxes.

We recorded a $0.3 million recovery for income taxes for the nine months ended September 30, 2007 in connection with the flow-through units issued in October 2006, but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

Loss from Continuing Operations.

As a result of the foregoing, we incurred a loss from continuing operations of $0.1 million, or $0.00 per share, for the nine months ended September 30, 2007, as compared to a loss of $11.9 million, or $0.10 per share, for the nine months ended September 30, 2006.

Loss from Discontinued Operations.

For the nine months ended September 30, 2007, loss from discontinued operations was nil, compared to a loss of $0.3 million for the nine months ended September 30, 2006.

Net Loss.

For the nine months ended September 30, 2007, we incurred a net loss of $0.1 million, or $0.00 per share, as compared to a net loss of $12.1 million, or $0.10 per share, for the nine months ended September 30, 2006.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities, joint venture contributions from our Montana Tunnels joint venture partner and, during the second and third quarters of 2007, from our share of the cash flow from the Montana Tunnels joint venture. At September 30, 2007, we had cash of $6.6 million, compared to cash of $4.5 million at December 31, 2006. The increase in cash since December 31, 2006 is the result of operating cash inflows of $5.8 million and financing cash inflows of $9.3 million, offset by investing cash outflows of $12.9 million.

During the nine months ended Spetember 30, 2007, cash provided by operating activities of $5.8 million resulted from improved performance at the Montana Tunnels mine, which includes the resumption of production on March 1, 2007 when milling was resumed, and higher metal prices.

During the nine months ended September 30, 2007, investing activities used $12.9 million. Capitalized deferred stripping costs at the Montana Tunnels mine were $5.7 million. Capital expenditures for property, plant and equipment of $5.7 million include $2.8 million for the further development of the Black Fox Project, $1.9 million for land payments at our Huizopa Project and $1.0 million for property, plant and equipment at the Montana Tunnels mine. Investing activities include $1.4 million for the funding of the trust account for the future reclamation of the Montana Tunnels mine.

During the nine months ended September 30, 2007, financing activities provided $9.3 million in cash. On February 23, 2007, we completed a private placement of $8.6 million unsecured convertible debentures (“2007 Debentures”) which had 17.2 million share purchase warrants attached. The 2007 Debentures are convertible into common shares at $0.50 per common share until maturity on February 23, 2009 and bear interest at 12% in the first year and 18% in the second year. The share purchase warrants are exercisable for two years at an exercise price of $0.50 per common share. Additionally, in March 2007, we borrowed $1.3 million from Teck Cominco (our 50% share) through an interest free, short-term note. Payments of notes payable accounted for a cash outflow of $2.0 million, of which $1.3 million was repayment to Teck Cominco.

We estimate that with our September 30, 2007 cash balance of $6.6 million, our share of the projected cash flows from the joint ventured Montana Tunnels mine combined with the $8.0 million drawn on the credit facility entered into on October 12, 2007 and the Cdn$3.8 million raised from the flow-through equity issued October 31, 2007, we will have sufficient funds to finance the 2007 and 2008 work programs of $5.0 million at Black Fox and $2.0 million for exploration at Huizopa, as well as corporate overhead. However, we will continue to explore financing opportunities to further develop the Black Fox Project and expand our exploration program at the Huizopa Project, which may include Canadian flow-through financing for use at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

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

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

During the three months ended September 30, 2007, we financed a portion of our insurance program included in Prepaids by issuing a note payable of $0.7 million, which is payable in monthly installments over nine months. The note bears an annual percentage rate of interest of 6.25%.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of September 30, 2007, we have accrued $7.5 million related to reclamation, an increase of $0.4 million from December 31, 2006. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at September 30, 2007. We have accrued the present value of management’s estimate of the liability as of September 30, 2007.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net income or loss and net income or loss per share. For a detailed explanation see Note 14 of our interim financial statements.

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

CHANGES IN ACCOUNTING POLICIES

a) Effective January 1, 2007, the Company includes ore stockpiles within Inventories. Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

b) On March 2, 2006, the Emerging Issues Committee issued EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 on a prospective basis. During the three and nine months ended September 30, 2007, the Company capitalized $1.5 million and $3.7 million, respectively, in deferred stripping costs and recorded amortization thereon in the amount of $0.6 million and $0.7 million, respectively. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

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

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares or other securities convertible into, or exercisable for, common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell common shares or such equity-related securities at an acceptable price should the need for funding arise.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Also, related to the reduction in staffing at the Montana Tunnels mine in mid October 2005 and an additional reduction in staffing in early May 2006, at which time the mine ceased production operations, our controls at that location were not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties. Corporate management has increased its involvement with day-to-day oversight and management of the Montana Tunnels mine and as of December 31, 2006 our management believed the change in controls was significant enough to be reported as a material weakness.

In an effort to address these material weaknesses, staffing additions and other changes in control were made during the first two quarters of 2007 which continue to be evaluated. We intend to continue to monitor our internal controls and we will continue to take steps to implement improvements or enhancements.

Changes in Internal Control

During the quarter ended September 30, 2007, we made no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 4, 2007, the Company issued 1,057,692 common shares in connection with acquiring rights to certain mineral claims at the Company’s Black Fox Project. The Company relied on the exemption afforded by Section 4(2) of the Securities Act in issuing these shares.

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

APOLLO GOLD CORPORATION

Date: November 13, 2007	/s/ R. DAVID RUSSELL
R. David Russell, President and
Chief Executive Officer

Date: November 13, 2007	/s/ MELVYN WILLIAMS
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act