Form 10-K
period 2007-12-31
APOLLO GOLD CORP
filed 2008-03-25
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Registrant’s telephone number, including area code: (720) 886-9656
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	American Stock Exchange
Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of June 30, 2007, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $42,993,061 based upon the closing sale price of the common stock as reported by the American Stock Exchange on that date.

As of March 18, 2008, the registrant had 160,965,258 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States (“U.S.”) dollars. Unless otherwise indicated Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in Canada (“Cdn GAAP”). Differences between accounting principles generally accepted in the U.S. (“U.S. GAAP”) and those applied in Canada, as applicable to Apollo Gold Corporation, are discussed in Note 24 to the Consolidated Financial Statements.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” and similar expressions identify forward-looking statements. These statements include comments regarding:

•	future timing and operational results and cash flows from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	the timing of completion of a Black Fox feasibility study;

•	production and production costs;

•	daily production and mill throughput rates;

•	cash operating costs;

•	total cash costs;

•	grade of ore mined and milled;

•	grade of concentrates produced;

•	anticipated expenditures for development, exploration, and corporate overhead;

•	timing and issue of permits;

•	expansion plans for existing properties;

•	plans for Black Fox and Huizopa;

•	estimates of closure costs;

•	future financing of projects at Apollo;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain financing to fund our estimated expenditure and capital requirements;

•	factors impacting our results of operations;

•	the impact of adoption of new accounting standards.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors described in more detail in this Annual Report on Form 10-K:

•	unexpected changes in business and economic conditions;

•	significant increases or decreases in gold prices and zinc prices;

•	changes in interest and currency exchange rates;

•	timing and amount of production;

•	unanticipated grade changes;

•	unanticipated recovery or production problems;

•	changes in mining and milling costs;

•	operational problems at our mining property;

•	metallurgy, processing, access, availability of materials, equipment, supplies and water;

•	determination of reserves;

•	changes in project parameters;

•	costs and timing of development of new reserves;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	joint venture relationships;

•	political or economic instability, either globally or in the countries in which we operate;

•	local and community impacts and issues;

•	timing of receipt of government approvals;

•	accidents and labor disputes;

•	environmental costs and risks;

•	competitive factors, including competition for property acquisitions;

•	availability of external financing at reasonable rates or at all; and

•	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

1 For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

2 Industry Guide 7 does not require designation of a qualified person.

3 This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

breccia	rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix

call	a financial instrument that provides the right, but not the obligation, to buy a specified number of ounces of gold or of pounds of lead or zinc at a specified price

clasts	fragments of a pre-existing rock or fossil embedded within another rock

concentrate	a processing product containing the valuable ore mineral from which most of the waste mineral has been eliminated

cretaceous	the third and latest of the periods in the Mesozoic era

cut off or cut-off grade	when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit

diatreme	an upward sloping passage forced through sedimentary rock by volcanic activity

doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold
fault	a rock fracture along which there has been displacement

feasibility study	a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues, and risks

fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

footwall	a geologic or mining term meaning the rock below a fault or vein, or underlying a natural feature, or the mining floor

formation	a distinct layer of sedimentary rock of similar composition

geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere

geotechnical	the study of ground stability

grade	quantity of metal per unit weight of host rock

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

National Instrument 43-101	Canadian standards of disclosure for mineral projects

open pit	surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body

ore	mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions

ore body	a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable

outcrop	that part of a geologic formation or structure that appears at the surface of the earth

petrographic	the systematic classification and description of rocks, especially by microscopic examinations of thin sections

pluton	a body of igneous rock that has formed beneath the surface of the earth by consolidation from magma

put	a financial instrument that provides the right, but not the obligation, to sell a specified number of ounces of gold or of pounds of lead or zinc at a specified price

pyrite	common sulfide of iron

quartz	a mineral composed of silicon dioxide, SiO2 (silica)

quartz monzonite	a course-grained igneous rock made up principally of feldspar minerals and quartz

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

Apollo has a development project, the Black Fox Project, which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project, located in the Sierra Madres in Chihuahua, Mexico. The Huizopa project is subject to an 80% Apollo/20% Mineras Coronado joint venture agreement.

BACKGROUND

Apollo Gold Corporation

The following chart illustrates Apollo’s operations and principal operating subsidiaries and their jurisdictions of incorporation. Apollo owns 100% of the voting securities of each subsidiary.

APOLLO GOLD GROUP
(as of March 18, 2008)

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

MINE DEVELOPMENT FINANCE INC.: Provides intercompany loans and other financial services to its affiliated companies.

MINERA SOL DE ORO S.A. de C.V.: Holds rights to the Huizopa exploration property.

MINAS de ARGONAUTAS, S. de R.L de C.V.: Conducts exploration at the Huizopa exploration property in Mexico.

Financial Information

Segmented information is contained in Note 22 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report on Form 10-K.

Products

The Montana Tunnels mine produces gold, zinc, silver, and lead in gold doré and lead-gold and zinc-gold concentrates. The metals produced are sold to custom smelters, refiners and metals traders. The percentage of sales contributed by each class of product is reflected in the following table.

	Year Ended December 31,
Product Category	2007	2006	2005
Gold	32%	32%	46%
Zinc	40%	47%	34%
Silver and Lead	28%	21%	20%

The table below summarizes Montana Tunnels’ metals production and average metals prices for the periods indicated.

	Year Ended December 31,
Production Summary	2007(1) (2)	2006(3)	2005
Gold ounces	16,632	4,959	44,099
Silver ounces	250,982	116,004	524,722
Lead pounds	5,590,737	1,196,317	10,428,061
Zinc pounds	11,874,543	3,040,058	22,380,136
Average metals prices
Gold - London Bullion Mkt. ($/ounce)	$696	$604	$445
Silver - London Bullion Mkt. ($/ounce)	$13.40	$11.55	$7.31
Lead - LME Cash ($/pound)	$1.17	$0.58	$0.44
Zinc - LME Cash ($/pound)	$1.47	$1.49	$0.63

(1)	Effective December 31, 2006, the Mine became a 50/50 joint venture; therefore, 2007 metal production shown in the table above represents Apollo’s 50% share of the joint venture.

(2)	The Mine recommenced milling operations on March 1, 2007; therefore, production in 2007 is for a ten month period.

(3)	The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date for the remainder of 2006.

Gold

Montana Tunnels produced 16,632, 4,959, and 44,099 ounces of gold during the years ended December 31, 2007, 2006, and 2005, respectively.

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

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409
2005	537	411	445
2006	725	525	604
2007	841	608	696
2008*	971	847	906

* Through February 29, 2008

Zinc

Production from the Montana Tunnels mine also includes the extraction, processing and sale of zinc contained in sulfide concentrates. The mine produced approximately 11,900,000, 3,000,000, and 22,400,000 pounds of payable zinc in 2007, 2006, and 2005, respectively.

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

Annual Global Supply/ Demand Balance for Zinc, 2002-2007

	2007	2006	2005	2004	2003
	(000 tonnes)
Refined Consumption	11,667	11,107	10,629	10,651	9,848
Refined Production	11,609	10,704	10,255	10,357	9,870
Release of Inventoried Stocks	10	28	29	12	7
Increase (Decrease) World Stock	(48)	(375)	(345)	(282)	29
LME Stocks - Total	89	90	394	629	740
- Weeks’ consumption	0.4	0.4	1.9	3.1	3.9
Reported Stocks - Total	466	514	808	1,039	1,159
- Weeks’ consumption	2.1	2.3	4.0	5.1	6.1
LME Cash Price - $/tonne	3,250	3,273	1,380	1,048	828
- cents/lb	147.4	148.5	62.6	47.5	37.6

Data Source: Standard Bank Metals Report.

Zinc Price History

The following table sets forth for the periods indicated the London Metals Exchange high, low and average settlement prices of zinc in U.S. dollars per pound:

	Zinc
Year	High	Low	Average
2001	0.48	0.33	0.40
2002	0.42	0.33	0.35
2003	0.46	0.34	0.38
2004	0.56	0.42	0.56
2005	0.86	0.53	0.64
2006	1.93	1.43	1.53
2007	1.84	1.00	1.47
2008*	1.23	0.99	1.08

* Through February 29, 2008

Silver

Montana Tunnels produced 250,982, 116,004, and 524,722 ounces of silver in the years ended December 31, 2007, 2006, and 2005, respectively. The silver production is derived from the gold doré as well as the lead and zinc concentrates.

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

Silver Price History

The following table sets forth for the periods indicated the London Metals Exchange high, low and average settlement prices of silver in U.S. dollars per ounce.

	Silver
Year	High	Low	Average
2001	4.83	4.03	4.37
2002	5.13	4.22	4.60
2003	5.99	4.35	4.88
2004	8.29	5.49	6.65
2005	9.22	6.39	7.31
2006	14.94	8.83	11.57
2007	15.82	11.67	13.38
2008*	19.62	14.93	16.75

* Through February 29, 2008

Lead

Production from Montana Tunnels also includes the extraction, processing and sale of lead contained in sulfide concentrates. Montana Tunnels produced approximately 5,600,000, 1,200,000, and 10,400,000 pounds of payable lead in 2007, 2006 and 2005, respectively.

The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying. Lead in chemical form is used in alloys, glass and plastics.

Annual Global Supply/ Demand Balance for Lead, 2002-2007
	2007	2006	2005	2004	2003
	(000 tonnes)
Refined Consumption	8,458	8,048	7,616	7,257	6,826
Refined Production	8,339	8,102	7,541	6,955	6,748
Release of Stock	0	10	36	56	60
Increase (Decrease) Stock	(119)	64	(39)	(246)	(18)
LME Stocks - Total	49	41	44	40	109
- Weeks’ consumption	0.3	0.3	0.3	0.3	0.8
Reported Stocks - Total	173	378	314	298	407
- Weeks’ consumption	1.1	2.4	2.1	2.1	3.1
LME cash price - $/tonne	2,595	1,288	976	887	516
- cents/lb	117.7	58.4	44.3	40.2	23.4

Data Source: Standard Bank Metals Report.

Lead Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices for lead in U.S. dollars per pound.

	Lead
Year	High	Low
2001	0.24	0.20
2002	0.24	0.18
2003	0.34	0.19
2004	0.45	0.29
2005	0.49	0.41
2006	0.79	0.71
2007	1.80	0.78
2008*	1.54	1.12

* Through February 29, 2008

Smelting and Refining Process

Our lead and zinc concentrates are shipped by rail for smelting to Teck Cominco Metals Ltd. in Trail, British Columbia, Canada, approximately five hours from the Montana Tunnels mine. Our contract with Teck Cominco covers all concentrates produced from the Mine - L Pit. See Item 2 “Description of Properties - Montana Tunnels Mine” for further information.

We have an agreement with Johnson Matthey to refine gold doré to a final finished product. Johnson Matthey receives $0.75 for each ounce of gold doré it refines, in addition to receiving a fee of 0.5% of the payable metal for silver and 0.1% of the payable metal for gold, with a minimum charge of $750 per delivery.

Mineral Reserves

Our proven and probable mineral reserves are estimated in conformance with definitions set out in NI 43-101 and on a basis consistent with the definition of proven and probable mineral reserves set forth in SEC Industry Guide 7. See our “Glossary of Terms.”

The estimates of our mineral reserves are prepared by Apollo based on information compiled and/or validated by Mr. Richard F. Nanna, our employee and Senior Vice President of Exploration. Mr. Nanna is a professional geologist with 35 years of experience and a registered Professional Geologist in the State of Washington. Mr. Nanna is considered a qualified person under NI 43-101.

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

The following table sets forth the estimated mineral reserves attributable to the interest held by Apollo.

Proven and Probable Reserves - Gold Ounces

		As of December 31,
Mines	Apollo interest	2007	2006	2005 (1)
Montana Tunnels	50%	283,664	275,850	535,900
Black Fox Project	100%	1,002,000	448,800	457,100
Apollo Gold - Total		1,285,664	724,650	993,000

(1)	In 2005 Apollo’s share of the Montana Tunnels reserves was 100%.

Montana Tunnels Reserves - Apollo’s Interest

Apollo’s interest in the end-of-year 2007 reserves is 21.0 million tons containing 283,700 ounces of gold, 434,000 ounces of silver, 211 million pounds of zinc, and 73 million pounds of lead. The grade model was modified in 2007 with a new indicator cut off to reflect higher metal prices. Further, the M Pit was redesigned and incorporates new geological information and better access to the north end of the pit. This combination has resulted in an increase of reserves.

Montana Tunnels Mine Reserve Statement at December 31, 2007 (1)
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/T	Ag oz Ag/T	Pb %	Zn %	Ounces Au 000’s
L Pit	Proven	3,266.0	0.0149	0.172	0.216	0.611	48.5
Mill Stockpile	Proven	333.4	0.0085	0.304	0.182	0.413	2.8
Subtotal	Proven	3,599.4	0.0143	0.184	0.213	0.592	51.3

L Pit	Probable	12.8	0.0128	0.166	0.220	0.499	0.2
M Pit	Probable	17,365.6	0.0134	0.212	0.165	0.485	232.2
Subtotal	Probable	17,378.4	0.0130	0.212	0.165	0.485	232.4

Total	Proven + Probable	20,977.8	0.0135	0.207	0.173	0.504	283.7

(1)	Recovery rates are expected to be 77% for gold, 72% for silver, 85% for lead, and 82% for zinc.

The past three years average metal prices were used for the calculation of the year-end 2007 reserves, which are as follows:

Gold - $581/oz	Silver - $10.75/oz	Lead - $0.73/lb	Zinc - $1.20/lb

Black Fox Reserves

The probable mineral reserves estimates disclosed below for Black Fox were in a NI 43-101 report completed in August 2007.

The mineral reserve was calculated based on a gold price of US$525/oz. The average total cash cost per ounce of gold production was calculated at $236 per ounce.

Black Fox Probable Reserve Statement as of December 31, 2007

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	3,362	5.8	625,000
Underground	3.0	1,108	10.6	377,000

Total Reserves				1,002,000

(1)	Underground reserves include dilution of 66,000 tonnes of indicated material with an average grade of 1.26 g/t Au.

Black Fox Reserves at February 29, 2008

On February 29, 2008, we announced a new reserve of 1,330,000 ounces of gold, an increase of 328,000 ounces, based on a gold price of $650 per ounce. We expect to file a NI 43-101 report within 45 days of February 29, 2008. We expect the NI 43-101 to be a full feasibility study done to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes.

Black Fox Probable Reserve Statement As of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000

Total Reserves				1,330,000

(1)	Underground reserves assume 95% mining recovery 17% planned dilution and 5% unplanned dilution both at 0 grams per tonne grade.

Employee Relations

As of December 31, 2007, we had approximately 230 employees, including 6 employees at our principal executive office in Greenwood Village, Colorado.

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

ITEM 1A. RISK FACTORS

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

We have a history of losses.

With the exception of the most recent fiscal year during which we had a net income of $2,416,000, we have incurred significant losses. Our net losses were $15,587,000 and $22,208,000 for the years ended December 31, 2006 and 2005, respectively. There can be no assurance that we will achieve or sustain profitability in the future.

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

We historically have derived all of our revenues from the sale of gold, silver, lead and zinc, and our development and exploration activities are focused on gold. As a result, our future earnings are directly related to the price of gold. Changes in the price of gold significantly affect our profitability. Gold prices historically have fluctuated widely, based on numerous industry factors including:

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

The current demand for, and supply of, gold also affects gold prices. The supply of gold consists of a combination of new production from mining and existing stock of bullion held by government central banks, public and private financial institutions, industrial organizations and private individuals. As the amounts produced by all producers in any single year constitute a small portion of the total potential supply of gold, normal variations in current production do not usually have a significant impact on the supply of gold or on its price. Mobilization of gold held by central banks through lending and official sales may have a significant adverse impact on the price of gold.

All of the above factors are beyond our control and are impossible for us to predict. If the market prices for gold, silver, zinc or lead fall below our costs to produce them for a sustained period of time, we will experience additional losses and we could also be required by our reduced revenue to discontinue exploration, development and/or mining at one or more of our properties.

Increased costs could affect our financial condition.

We anticipate that costs at our properties including the Montana Tunnels mine, Black Fox and Huizopa as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, steel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable or increase costs of construction. A material increase in costs at any significant location could have a significant effect on a project’s economic viability or on our profitability.

We do not currently have and may not be able to raise the funds necessary to explore and develop our Black Fox and Huizopa properties.

We do not currently have sufficient funds to complete all of our planned development activities at Black Fox and our planned exploration activities at Huizopa or to develop a mine at Black Fox. The development of Black Fox and exploration of Huizopa will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

Substantially all of our assets are pledged to secure our indebtedness.

Substantially all of the Montana Tunnels assets and our Black Fox property are pledged to secure indebtedness outstanding under the Facility Agreement, dated October 12, 2007, by and among Montana Tunnels Mining, Inc., Apollo, Apollo Gold, Inc., a wholly owned subsidiary of Apollo, RMB Australia Holdings Limited and RMB Resources Inc. Since these assets represent substantially all of our assets, we will not have access to additional secured lending until this indebtedness is repaid, which may require us to raise additional funds through unsecured debt and equity offerings. Default under our debt obligations would entitle our lenders to foreclose on our assets. The inability to raise additional working capital or the foreclosure of our assets could have a material adverse effect on our financial condition and results of operations.

Our Huizopa exploration project is subject to political and regulatory uncertainty.

Our Huizopa exploration project is located in the northern part of the Sierra Madres in the State of Chihuahua, Mexico. There are numerous risks inherent in conducting business in Mexico, including political and economic instability, exposure to currency fluctuations, greater difficulties in accounts receivable collection, difficulties in staffing and managing operations and potentially adverse tax consequences. In addition, our ability to explore and develop our Huizopa exploration project is subject to maintaining satisfactory relations with the Ejido Huizopa, which is a group of local inhabitants who under Mexican law are granted rights to conduct agricultural activities and control surface access on the property. In 2006, we entered into an agreement with the Ejido Huizopa pursuant to which we agreed to make annual payments to the Ejido Huizopa in exchange for the right to use the land covering our mining concessions for all activities necessary for the exploration, development and production of potential ore deposits. There can be no assurances that the Ejido Huizopa will continue to honor the agreement. If we are unable to successfully manage our operations in Mexico or maintain satisfactory relations with the Ejido Huizopa, our development of the Huizopa property could be hindered or terminated and, as a result, our business and financial condition could be adversely affected.

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

Reserve estimates are calculated using assumptions regarding metals prices. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit, and lead to a reduction in reserves. Any material reduction in our reserves may lead to increased net losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition, including difficulty in obtaining financing and a decrease in our stock price. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

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

We are engaged in the development of new ore bodies. Our ability to sustain or increase our present level of production is dependent in part on the successful exploration and development of new ore bodies and/or expansion of existing mining operations. Decisions about the development of Black Fox and other future projects are subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

Development projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors.

It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that the Black Fox property that we are developing will be profitable.

Mineral exploration is speculative and is frequently unsuccessful.

Mineral exploration is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. If we discover a site with gold or other mineralization, it will take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

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

Our common shares are listed on the American Stock Exchange and the Toronto Stock Exchange. Our share price has declined significantly since 2004, and in 2007 the price of our common shares fluctuated from a low of $0.36 per share to a high of $0.78 per share. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by short-term changes in gold and zinc prices or in our financial condition or results of operations as reflected in our quarterly earnings reports. As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

As of March 18, 2008, approximately 34.3 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.20 to $2.24. In addition, there are approximately 15.3 million common shares issuable upon the conversion of the $7.7 outstanding principal amount of convertible debentures issued February 23, 2007 at the option of the holder at a conversion price of $0.50 per share. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional equity financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

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

While we have no reason to believe that our rights to mine on any of our properties are in doubt, title to mining properties are subject to potential claims by third parties. In September 2006, five of our claims associated with our Black Fox Project were listed as reopened for staking on the Ministry of Northern Development and Mines (MNDM) website. These claims totaling 185 acres were immediately staked by local prospectors. None of our reserves are located on these claims. Four of these overstaked claims have since been returned to us. We are negotiating with the overstaker with respect to the remaining claim; however, no guarantee can be made that such negotiations will be successful. It is our opinion that these claims were erroneously listed as open. We are working diligently to resolve this matter.

We may lose rights to properties if we fail to meet payment requirements or development or production schedules.

We derive the rights to most of our mineral properties from unpatented mining claims, leaseholds, joint ventures or purchase option agreements which require the payment of maintenance fees, rents, purchase price installments, exploration expenditures, or other fees. If we fail to make these payments when they are due, our rights to the property may lapse. There can be no assurance that we will always make payments by the requisite payment dates. In addition, some contracts with respect to our mineral properties require development or production schedules. There can be no assurance that we will be able to meet any or all of the development or production schedules. Our ability to transfer or sell our rights to some of our mineral properties requires government approvals or third party consents, which may not be granted.

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

We are subject to environmental risks.

Environmental Liability. We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price or at all.

Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state, federal and provincial environmental laws and regulations in Canada, Mexico and the U.S. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonds in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

We face strong competition from other mining companies for the acquisition of new properties.

Mines have limited lives and as a result, we may seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the United States, Canada and Mexico and other areas where we would consider conducting exploration and/or production activities. Because we face strong competition for new properties from other mining companies, most of which have greater financial resources than we do, we may be unable to acquire attractive new mining properties.

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

Potential investors that are United States taxpayers should consider that we could be considered to be a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes. Although we believe that we currently are not a PFIC and do not expect to become a PFIC in the near future, the tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our ability to predict or control, and we can not assure you that we will not become a PFIC in the future. If we are or become a PFIC, a U.S. taxpayer who disposes of (or is deemed to dispose of) our common shares at a gain or who receives a so-called “excess distribution” on our common shares generally would be subject to a special adverse tax regime. Such gains and excess distributions would be allocated ratably to the U.S. taxpayer’s holding period. The current year’s allocation would be includible as ordinary income in the current year. Prior year’s allocations would be taxed at the highest marginal rate applicable to ordinary income for each such year and would be subject to interest charges to reflect the value of the U.S. income tax deferral. Additional special adverse rules also apply to investors who are U.S. taxpayers who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special estate tax rules could be applicable to our common shares if we are a PFIC.

Possible hedging activities could expose us to losses.

In connection with our $8.0 million borrowing with RMB Australia Holdings Limited in October 2007, we were required to enter into hedges of approximately 65% and 40%, respectively, of our share of lead and zinc production from the Montana Tunnels mine during the 12 months following the date of the borrowing. In the future, we may enter into precious and/or base metals hedging contracts that may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments. There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations. Further, there can be no assurance that the use of hedging techniques will always be to our benefit. Some hedging instruments may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production. This limitation would limit our revenues and profits. Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts. Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.

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

We are a Yukon Territory, Canada, corporation. While our principal executive officer is located in the United States, many of our assets are located outside of the United States. Additionally, a number of our directors are residents of Canada. It might not be possible for investors in the United States to collect judgments obtained in United States courts predicated on the civil liability provisions of U.S. securities legislation. It could also be difficult for you to effect service of process in connection with any action brought in the United States upon such directors. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts identified in this prospectus or documents incorporated by reference herein, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States. The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 2. PROPERTIES

Maps of Operations and Properties

The maps below show the locations of the Montana Tunnels mine, the Black Fox Project and the Huizopa project in North America. These properties are described in further detail below.

Figure 1 - Property locations in North America

Montana Tunnels Mine

The mine was originally owned and operated by Pegasus Gold, a mining company incorporated in Canada. The mine commenced operations in 1987 and in 1998, Pegasus filed for bankruptcy. In 2002, Apollo purchased Montana Tunnels Mining, Inc. (“MTMI”), from the receiver in the bankruptcy proceeding.

Figure 2 - Montana Tunnels mine location in Montana, U.S.

Blossburg
Helena
12
East Helena
12
Montana City
15
Clancy
Montana Tunnels
MTMI
Jefferson City
Corbin
Wickes
15
Crow Peak
Basin
Boulder
Haystack Mountain
69

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn Tunnels LLC (“Elkhorn”), in respect of the Mine. The JV Agreement called for Elkhorn to contribute $13 million in return for a 50% interest in the Mine. Apollo is the operator of the mine.

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

Production

At Montana Tunnels the mining of the open pit was suspended on October 21, 2005 for safety reasons due to increased wall activity on the eastern side of the open pit. Following suspension of mining, the mill continued to process ore from stockpiled low grade material and produce gold doré and lead-gold and zinc-gold concentrates until May 12, 2006 when all operations ceased and the property was placed on care and maintenance.

Following the signing of the JV Agreement the Mine commenced an open pit wall remediation program on August 10, 2006, which called for removal of approximately 7 million tons of waste over a six month period and encompassed the laying back of the east and south east sectors of the pit wall and rebuilding the access ramp to the pit bottom. Upon reaching the open pit bottom in January 2007, waste material removal commenced to expose the ore body. Mill personnel were hired in late 2006 and early 2007 to begin maintenance work in preparation for the mill start up which occurred on March 1, 2007.

For the ten months of operation ending December 31, 2007, the mill processed 3,971,000 tons of ore producing gold doré and lead-gold and zinc-gold concentrates containing 37,300 ounces of gold, 659,000 ounces of silver, 12,162,000 pounds of lead and 28,576,000 million pounds of zinc. Payable metal is shown in the table below.

Montana Tunnels Mine Production History

Statistics for 2007 below are for 100% of the Montana Tunnels mine, Apollo’s share of production is 50%

Year Ended December 31,
Year	Milled Tons 000’s	Grade Au oz/T	Grade Ag oz/T	Grade Pb %	Grade Zn %
2007	3,971	0.0123	0.22	0.20	0.47
2006	1,427	0.0078	0.17	0.10	0.20
2005	4,955	0.0129	0.19	0.15	0.34

	Year Ended December 31,
Payable Metal	2007	2006	2005
Gold (oz)	33,263	4,959	44,099
Silver (oz)	501,963	116,004	524,722
Lead (lb)	11,181,474	1,196,317	10,428,061
Zinc (lb)	23,749,087	3,040,058	22,380,136

	Year Ended December 31,
	2007(1)	2006(2)	2005
Total Cost/Ton Ore Processed	$18.62	$7.08	$9.46
Cash Operating Cost/Oz Gold	$(124)	$643	$529
Total Cash Cost/Oz Gold	$(60)	$718	$563
Total Production Cost/Oz Gold	$10	$794	$618

(1)	Only 10 months of ore processing (March to December)

(2)	Only 5 months of ore processing (January to May)

The mine has produced the following aggregate amounts of the listed metals from its inception in 1987 through December 31, 2007:

Payable Production
Gold	1,584,000 ozs
Silver	29,613,000 ozs
Lead	377,000,000 lbs.
Zinc	1,020,000,000 lbs.

Description of Land, Geology, Process and Equipment

Property Ownership Status.

More than 99% of the Montana Tunnels mineable deposit is overlain by private property wholly owned by MTMI. One 0.3 acre BLM parcel is controlled by an unpatented mining claim. More than 90% of the property located within the permit boundary is private property owned by MTMI. In October 2007 Montana Tunnels purchased an additional private parcel of land to secure a 1,000 foot section of the mine access road. Properties controlled by MTMI in the vicinity of the mine and the permit boundary are summarized in the table below:

Property Holdings

Land Type	Approx. Acres	Notes
Fee Lands	2,633

Patented Mining Claims	2,415	139 claims total; 15 with partial, usually majority ownership.

Total Private Property Owned	5,050

Leased Patented Claims	45	Lease Agreement on three patented claims west of the pit. 4.5% net smelter royalty

Unpatented Claims	4,620	213 claims; majority are peripheral to land package and outside permit boundary; few cover minor BLM fractions between private parcels; acreage assumes 20-acre claims.

Other Property Mineral Rights	7,200	Private properties formerly owned by MTMI in which all mineral estate retained.

Royalty.

None of the royalties listed below apply to the currently permitted L Pit reserve deposit. The design layback of the M Pit encompasses a very small amount of mineralized material beneath three leased patented claims in the Clancy Creek area. Ores mined from these claims will be minimal and subject to a 4.5% net smelter royalty (“NSR”).

Royalty Agreements

Agreement	Royalty	Description
Louis Hill	4.5% NSR	Lease Agreement on three patented claims west of the pit.

Clara Kyler Estate	1.5% NSR	Fee land and patented claims south and southeast of tailings impoundment.

Bar Ed Ranch/Estate	1.5% NSR	7,200 acres of fee lands and patented claims to the north, northeast, and south of the permit boundary in which MTMI controls the mineral rights only.

Bar Ed Partnership	1.5% NSR	Patented claim southeast of permit boundary.

Gannon/Lemieux	1.5% NSR	12 patented claims 0.1 miles south of the Montana Tunnels pit.

Alfred Nugent	2% NSR	7 patented claims east of the mine site.

Dudley Billett, Jr.	4% NSR	One patented claim east of the tailings impoundment.

Molycorp/Anaconda	5% NSR	fractional interest in two patented claims one mile east of permit boundary.

Fife, et.al.	1.5% NSR	4 patented claims 0.75 miles south of the Montana Tunnels pit.

Geology.

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

Process and Equipment.

Open pit mining at Montana Tunnels is conducted 24 hours per day seven days per week. Mining is performed by two shovels, twelve 150 ton and two 85 ton haul trucks in addition to ancillary equipment. When operational, mine production currently averages approximately 30,000 tons per day of ore and waste.

When in full production a primary and secondary crusher is used, in series, to generate a coarse ore stockpile ahead of the concentrator. The crusher has an approximate capacity of 16,500 tons per day. The grinding circuit consists of a SAG mill, ball mill and tertiary crusher (SABC circuit) followed by conventional differential flotation. A gravity circuit, in closed loop with the ball mill, recovers 10-15% of gold produced by the concentrator. The remainder of the mill’s production is in the form of concentrates: a zinc-gold concentrate and a lead-gold-silver concentrate. The concentrates are shipped, via rail, to a smelter. The original plant was constructed during 1986 and 1987, and is currently in good working order.

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

Mineral Reserves

The table below shows the mineral reserves at Montana Tunnels.

Montana Tunnels Mine Reserve Statement at December 31, 2007(1)
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/T	Ag oz Ag/T	Pb %	Zn %	Ounces Au 000’s
L Pit	Proven	3,266.0	0.0149	0.172	0.216	0.611	48.5
Mill Stockpile	Proven	333.4	0.0085	0.304	0.182	0.413	2.8
Subtotal	Proven	3,599.4	0.0143	0.184	0.213	0.593	51.3

L Pit	Probable	12.8	0.0128	0.166	0.220	0.499	0.2
M Pit	Probable	17,365.6	0.0134	0.212	0.165	0.485	232.2
Subtotal	Probable	17,378.4	0.0134	0.212	0.165	0.485	232.4

Total	Proven + Probable	20,977.8	0.0135	0.207	0.173	0.504	283.7

(1)	Recovery rates are expected to be 80% for gold, 71% for silver, 85% for lead, and 84% for zinc.

The three years average metal prices for 2005 - 2007 were used for the calculation of the year-end 2007 reserves, which are as follows:

Gold - $581/oz	Silver - $10.75/oz	Lead - $0.73/lb	Zinc - $1.20/lb

Environmental

The permitted plan of operations allows mining of ore reserves from the L Pit mine design. Unstable pit walls in the ramp sector on the east side of the mine closed down the open pit in October 2005. A pit wall layback and pit ramp reconstruction in the east sector of the open pit was subsequently developed using extensive geotechnical analysis to ensure stability and safety for ongoing mining operations. A permit revision for the pit wall layback and associated changes was approved by the Department of Environmental Quality in December 2005. This work was initiated in August 2006 following completion of the JV Agreement with Elkhorn.

Following the closure of the open pit in October 2005, milling of low grade stockpiles continued until May 2006 at which time the mill was shut down and the property placed on care and maintenance. As a result of the unplanned milling of the low grade stockpiles, a revision to the operating permit was obtained in the fourth quarter of 2006 allowing the Mine to raise the tailings embankment thus increasing the tailings capacity to accommodate the mill tailings from the L Pit ore reserves. The raising of the tailings embankment was completed during 2007.

A major mine plan amendment continues to progress through an Environmental Impact Statement permitting process. If approved by the Montana Department of Environmental Quality and Bureau of Land Management, the M Pit mine expansion amendment would provide approximately 35 million tons of additional ore for processing and add approximately seven years to the life of the mine.

The current bonding requirements for the Montana Tunnels L Pit mine are met by the following bond instruments:

	Year Ended December 31,
Type of Bonding	2007(1)	2006(1)
Partially secured surety bond issued by CNA pursuant to the Term Bonding Agreement described immediately below	$14,988,000	$14,988,000
Cash bond posted directly with the State of Montana	129,000	129,000
Real estate bond posted directly with the State of Montana	3,576,000	3,009,000
Total Obligated Bonding Requirement Met	$18,693,000	$18,126,000

(1)	Apollo’s share of the amounts shown is 50%.

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

Drilling

As of December 31, 2007, the Montana Tunnels mine database contains 896 reverse circulation, rotary, core and blasthole drill holes, totaling 470,299 feet that were drilled from the mid-1970s to the present by numerous mining and exploration companies.

From 2002 through 2004 thirteen reverse-circulation holes for 11,000 feet were drilled to increase confidence levels in the M Pit reserve. The drill holes were placed as mine development phases provided locations to collar specific holes. Results from both the 2002 and 2004 drilling programs were favorable, providing a higher degree of definition to the current ore reserve and established the geometric distribution of the polymetallic grade mineralization in the M Pit design.

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

From 1997 until 2001, the mine produced approximately 210,000 ounces of gold.

Figure 3 - Black Fox Project location along Destor-Porcupine Fault Zone in Province of Ontario, Canada

Location

The Black Fox Project is located approximately five miles east of the township of Matheson and 40 miles east of Timmins, Ontario, Canada. The property encompasses over 2,702 acres within the Hislop and Beatty Townships. Access and surface rights are owned solely by Apollo. The property is easily accessible by interstate highway and power is supplied by Hydro One.

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

The Black Fox Project consists of Apollo owned lands of 2,236 acres, 319 acres of leased properties and 147 acres of mining claims.

None of the currently defined resources or reserves are subject to production royalties. However, Apollo owns properties totaling 1,414 acres that are subject to net smelter return royalties, ranging from 2.0% to 3.25%, if there is production in the future from any reserves found on that property.

Exploration and Development 2003-2006

In 2003, we commenced a drilling program which was concluded at the beginning of 2006 at which time we had completed 453 surface core holes and 386 underground core holes for a total of 839 holes giving a total of 206,000 meters.

Mineral Reserves

The probable mineral reserves estimates disclosed below for Black Fox were in a NI 43-101 report completed in August 2007 and were calculated based on a gold price of $525 per ounce. The average total cash cost per ounce of gold production was calculated at $236 per ounce.

Black Fox Probable Reserve Statement as of December 31, 2007

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	3,362	5.8	625,000
Underground	3.0	1,108	10.6	377,000

Total Reserves				1,002,000

(1)	Underground reserves include dilution of 66,000 tonnes of indicated material with an average grade of 1.26 g/t Au.

The reserve estimates were based on information from 1,826 drill holes totaling 324,625 meters. All assays over 170 grams of gold per tonne (5.5 oz of gold per ton) were capped at this level, representing 0.25% of the assays.

Combined Open Pit and Underground Economics

The pre-feasibility study economics, using reserves only, assuming a gold price of US$525 per ounce and assuming a milling capacity of 1,500 tonnes per day showed a Net Present Value (“NPV”) of US$104 million at a 4% discount rate and an Internal Rate of Return (“IRR”) of 33%. The total cash cost per ounce of gold produced was calculated at $236 per ounce. Various gold prices with associated NPV’s at a 4% discount rate and IRR’s are as follows:

NPV Values & IRR’s (Pre-Tax)

Gold Price US $ / oz	NPV @ 4% US $ millions	IRR %
$ 525	104	33
$ 600	159	55
$ 650	196	76

Criteria used in the Economic Analysis:

Production rate	1,500 tonnes per day
Plant gold recovery	96%

Results:
Total Cash Cost (1)	$236 per ounce gold

(1)	See note on non-GAAP financial measures in Item 6 “Selected Financial Data” below.

Open pit mining cost ($1.60/tonne of material)	$28.33 per tonne ore milled
Underground mining cost	$31.75 per tonne ore milled
Mining general and administrative	$ 3.41 per tonne ore milled
Toll mill (only for associated tonnes)	$32.57 per tonne ore milled
Owner milling	$13.26 per tonne ore milled
General and administrative cost	$ 3.90 per tonne ore milled
Total Operating Cost	$56.11 per tonne ore milled

Note: Based on Life of Mine (“LOM”) costs for open pit and underground mining as well as toll and owner operated milling.

Capital Costs (LOM and sustaining capital)
Processing plant and infrastructure	$ 71.0 million
Pre-stripping open pit	$ 8.0 million
Open pit equipment	$ 8.0 million
Underground equipment	$ 15.0 million
Underground mine development	$ 19.0 million

Total Capital (LOM and sustaining capital)	$121.0 million

The pre-feasibility study assumed that mining would commence in 2009 with ore being toll treated initially and then treated by an on-site mill from 2012 onwards.

Recommendations

Contained within the August 2007 NI 43-101 there were two main recommendations made by SRK Consulting (US), Inc.(“SRK”):

1.	Continue with the advanced feasibility level studies for the project including commissioning the bankable feasibility project as soon as possible;

2.	Continue to core drill specific areas of the ore body to further upgrade and extend the geological modeling for the project;

The report further stated, “At the time of this report, SRK has provided Apollo a listing of approximately 62 drill holes of additional required drilling. The main focus of this campaign would be to target infill areas of known mineralization in order to convert inferred resource into indicated category and subsequently incorporate into a reserve.”

Following a review of the NI 43-101 Apollo implemented the recommended drilling program at Black Fox starting August 2007.

Exploration and Development 2007

During 2007 a further 66 holes were added to the surface and underground drilling programs. As of December 31, 2007, Apollo had completed a total of 504 surface diamond drill holes, totaling 149,548 meters as well as 396 underground holes totaling 78,644 meters giving a to-date total for both of 228,192 meters.

Apollo’s drilling supplemented the data from the 286 surface and 707 underground drill holes drilled by the previous owners. A table of total drill holes is shown below.

Black Fox Project Drill Hole Database

Company	Period	Location	Number	Meters
Noranda	1989-1994	Surface	143	28,015
Exall	1995-1999	Surface	143	21,520
Exall	1996-2001	Underground	707	61,115
Apollo	2002-2006	Surface	454	136,390
Apollo	2004-2006	Underground	371	75,704
Apollo	2007	Surface	50	13,158
Apollo	2007	Underground	25	2,940
Totals			1,893	338,842

Following the recommendation of the August 2007 NI 43-101 we commenced an infill drilling program in August 2007 consisting of 66 core drill holes, 41 surface holes and 25 underground core holes. This drill program was completed in December 2007 and the results and assays of which were included within a new reserve statement announced by us on February 29, 2008 showing an increase in the gold reserve of 328,000 ounces to a total gold reserve of 1,330,000 ounces. We expect to file a NI 43-101 report within 45 days of February 29, 2008. We expect the NI 43-101 to be a full feasibility study done to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes.

Permitting of the project began in 2005 and progressed well during 2007 with the concept of a combined open pit and underground operation with a 1,500 tonnes per day on-site mill. The permitting assumes that mining would commence in late 2008 or early 2009 with ore being toll treated initially and then treated by the on-site mill from 2012 onwards.

Black Fox Reserves at February 29, 2008

On February 29, 2008, we announced a new reserve statement that incorporates the results of the infill drilling program. We expect to file a NI 43-101 report within 45 days of February 29, 2008. We expect the NI 43-101 to be a full feasibility study done to a bankable standard. The probable mineral reserve was calculated based on a gold price of US$650/oz.

Black Fox Probable Reserve Statement as of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000

Total Reserves				1,330,000

(1)	Underground reserves assume 95% mining recovery 17% planned dilution and 5% unplanned dilution both at 0 grams per tonne grade.

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

Exploration Stage Properties

Huizopa

We own Mexican subsidiaries which own 100% of the concessions at the Huizopa exploration project. Pursuant to an agreement with the previous owner (the “Previous Owner”) of one of those Mexican subsidiaries, we have a joint venture with the Previous Owner with Apollo holding an 80% interest and the Previous Owner holding a 20% free carry interest. If our Mexican subsidiary chooses not to go forward with the Huizopa project, it is obligated to transfer a controlling interest in the subsidiary that holds the option back to the Previous Owner, and to transfer 91% of the concessions it owns at the Huizopa project back to the Previous Owner.

The Huizopa project is located in the northern part of the Sierra Madres in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 170 sq. km. During 2007, we acquired new claims to the east of our holdings that expanded our land position from 128 sq. km. to 170 sq. km.

Huizopa is located about 17 km southwest of the Dolores project and approximately 33 km to the northeast of the Mulatos project. Mulatos and Dolores are both multi-million ounce gold-silver deposits owned by other companies that are currently in development. Sporadic shallow underground mining limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936. The property is very remote and will be accessed initially by helicopter. To maintain the exploration and exploitation rights for the “Rosa” and “Donna” concessions, we were required to pay $0.1 million in April 2007 and $1.5 million (plus applicable taxes in Mexico) in October 2007. These concessions represent approximately 17% of the Huizopa property. These payments were made ahead of schedule on February 28, 2007 when the Company issued 1,000,000 shares and paid $2.55 million in settlement of these contractual land payments and certain other claims on its Huizopa properties.

The geology is characterized by a series of parallel, low sulfidation gold-silver, quartz veins hosted by Tertiary-age volcanic rocks. Silver to gold ratios in the veins and from the material on historic mine dumps indicate the Huizopa area hosts an extensive gold-bearing hydrothermal system. Two major parallel quartz vein systems with north trending structures contain many single vein outcrops 7 to 10 meters thick suggesting a series of stacked veins. Strike lengths are over 2.0 km on the property with untested down dip potential. The stratigraphy of the Huizopa area has two sections of relatively mafic lava flows with intercalated volcanic clastics. The dominant strike azimuths of faults are 340º and 160º with dips ranging from vertical to 33º. Most of these structures, including the major faults with associated thick gouge or breccia zones, dip eastward. These east dipping faults are the faults associated with quartz veins, brecciation, and mineralization.

Initial favorable geochemical sampling and field studies by the Previous Owner in December 2003 were confirmed by us when we reviewed the data and conducted a field evaluation in 2004.

We established an extensive remote field camp at the project and refurbished an existing airstrip. The camp is supplied by fixed wing aircraft and helicopter.

Mapping of the mining concession began in June 2004 and have been ongoing through 2007. The results were compiled and transferred to new topography maps and air photos as well as the Mexican government’s Chabacan topographical sheet which has been enlarged from 1:50,000 scale to 1:10,000. Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated. Petrographical examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation. Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.

In 2006, a geophysical program was initiated on the property and the process to select initial drilling targets commenced in 2007. High quality drill targets were selected and a contract signed with a drilling contractor to commence helicopter supported core drilling in 2008. This initial drilling program commenced in February 2008 and is for 30 to 40 shallow core drill holes.

In the first quarter of 2006, Apollo entered into an agreement with the Ejido Huizopa (the “Ejido”), which is a group of local inhabitants who, under Mexican law, are granted rights to conduct agricultural activities and control surface access on the property. Pursuant to the agreement, and in consideration for certain payments to the Ejido, the Company has a right to use Ejido land covering the Company’s mining concessions in Huizopa for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area. The Company may, in the future, apply for a change of use of land without any additional obligations to the Ejido. In addition, the Company may traverse adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating, and maintaining improvements or facilities necessary for the Huizopa project.

In 2007 engineering, permitting and right of way issues were addressed in contemplation of the construction of a dirt road in 2008 to allow easier access to the site. Following construction of the road we anticipate that a second drill program, which will not require helicopter assistance, could commence consisting of both core drilling and reverse circulation drilling.

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

The Diamond Hill mine covers over 2,590 acres of patented and unpatented claims. We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty. We also have 50% ownership of four additional patented claims, which are peripheral to the main land package. As of December 31, 2007, we hold 103 unpatented claims and lease 19 unpatented claims. The current mine permit covers 270 acres with most of the disturbance within a 27 acre area.

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

ITEM 3. LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. District Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. During 2007 a negotiated settlement was tentatively reached between the Company and the plaintiffs and is expected to be finalized in 2008.

We are also engaged in routine litigation incidental to our business. No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority. We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common shares are listed on the American Stock Exchange under the trading symbol “AGT” and on the Toronto Stock Exchange under the trading symbol “APG.” As of March 18, 2008, 160,965,258 common shares were outstanding, and we had approximately 10,000 shareholders of record. On March 18, 2008, the closing price per share for our common shares as reported by the American Stock Exchange was $0.65 and as reported by the Toronto Stock Exchange was Cdn$0.65.

The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	American Stock Exchange		Toronto Stock Exchange
	High	Low	High	Low
	($)		(Cdn$)
2007
First Quarter	$0.74	$0.44	$0.85	$0.52
Second Quarter	0.52	0.40	0.59	0.42
Third Quarter	0.56	0.39	0.56	0.42
Fourth Quarter	0.61	0.45	0.60	0.44
2006
First Quarter	$0.75	$0.28	$0.88	$0.32
Second Quarter	0.85	0.41	0.97	0.47
Third Quarter	0.50	0.35	0.58	0.40
Fourth Quarter	0.51	0.30	0.58	0.36

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business. Future dividend decisions will consider our then current business results, cash requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation as of December 31, 2007, 2006, 2005, 2004, and 2003, derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition
(In thousands of U.S. dollars, except per share data)

Canadian GAAP	Years Ended December 31,
	2007(1)	2006	2005	2004	2003
Statements of Operations Data
Revenue from sale of minerals	$38,474	$10,177	$43,254	$38,254	$30,858
Direct operating costs	26,336	15,361	48,357	52,473	34,184
Exploration and business development	2,430	1,033	918	1,051	2,117
Operating income (loss)	4,413	(12,823)	(13,790)	(26,586)	(17,105)
Income (loss) from continuing operations	2,416	(15,237)	(15,961)	(27,295)	(15,790)
(Loss) income from discontinued operations	-	(350)	(6,247)	(3,712)	1,700
Net income (loss)	2,416	(15,587)	(22,208)	(31,007)	(14,090)
Net income (loss) per share, basic and diluted
Continuing operations	0.02	(0.13)	(0.16)	(0.34)	(0.29)
Discontinued operations	-	(0.00)	(0.06)	(0.05)	0.03
Total	$0.02	$(0.13)	$(0.22)	$(0.39)	$(0.26)

Balance Sheets Data	At December 31,
Total assets	$75,073	$51,804	$62,545	$97,635	$96,577
Long-term debt, including current portion	13,313	8,900	7,272	6,750	2,332
Total shareholders’ equity	42,873	28,243	32,441	47,221	57,857

U.S. GAAP	Years Ended December 31,
	2007(1)	2006	2005	2004	2003
Statements of Operations Data
Revenue from sale of minerals	$38,474	$10,177	$43,254	$38,254	$30,858
Direct operating costs	26,336	15,361	48,357	52,473	34,184
Exploration and business development	2,430	4,206	6,051	11,456	5,760
Operating loss	(5,964)	(15,813)	(22,183)	(36,302)	(22,574)
Loss from continuing operations	(13,898)	(11,813)	(19,826)	(38,792)	(21,021)
(Loss) income from discontinued operations	-	(350)	(4,907)	308	(1,395)
Net loss	(13,898)	(12,163)	(24,733)	(38,484)	(22,416)
Net loss per share, basic and diluted
Continuing operations	(0.10)	(0.10)	(0.19)	(0.49)	(0.38)
Discontinued operations	-	(0.00)	(0.05)	0.00	(0.03)
Total	$(0.10)	$(0.10)	$(0.24)	$(0.49)	$(0.41)

Balance Sheets Data	At December 31,
Total assets	$29,119	$19,042	$39,331	$77,749	$87,391
Long-term debt, including current portion	15,376	9,664	8,785	9,071	2,332
Total shareholders’ equity	8,771	6,940	7,714	25,014	43,311

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, metal sales, revenue and costs shown for the year ended December 31, 2007 in the tables above represent Apollo’s 50% share of the joint venture.

Summary Operational Statistics

	Year Ended December 31,
	2007(1)	2006(2)	2005
Production Summary
Gold (ounces)	16,632	4,959	44,099
Silver (ounces)	250,982	116,004	524,722
Lead (pounds)	5,590,737	1,196,317	10,428,061
Zinc (pounds)	11,874,543	3,040,058	22,380,136
Total revenues ($millions)	38,474	10,177	43,254
Costs Per Ounce on a By-Product Basis
Cash operating costs per ounce of gold	$(124)	$643	$529
Total cash costs per ounce of gold	$(60)	$718	$563
Total production costs per ounce of gold	$10	$794	$618
Total Cash Costs Per Ounce on a Co-Product Basis
Total cash costs per ounce of gold	$486	$678	$500
Total cash costs per ounce of silver	$9.02	$12.81	$8.38
Total cash costs per ounce of lead	$0.83	$0.58	$0.50
Total cash costs per ounce of zinc	$0.85	$1.62	$0.75

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, production and costs shown for the year ended December 31, 2007 in the table above represent Apollo’s 50% share of the joint venture. Costs per ounce for the year ended December 31, 2007 only includes the ten months of March through December as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

(2)	Costs per ounce are through May 2006. The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date during the remainder of 2006.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”). For a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”), see Note 24 to the attached consolidated financial statements. Unless stated otherwise, all dollar amounts are reported in U.S. dollars.

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

Certain of the comparative figures have been reclassified to conform to the 2007 presentation.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Year Ended December 31,
	2007(1)(2)	2006(1)	2005
	($ in thousands, except per ounce data)
Gold ounces sold	16,632	4,959	44,099
Direct operating costs	$25,095	$10,469	$48,357
Less: Mining and property taxes	1,079	375	1,482
By-product credits	26,086	6,907	23,531
Cash operating cost	(2,070)	3,187	23,344
Cash operating cost per ounce	(124)	643	529
Cash operating cost	(2,070)	3,187	23,344
Add: Mining and property taxes	1,079	375	1,482
Total cash cost	(991)	3,562	24,826
Total cash cost per ounce	(60)	718	563
Total cash cost	(991)	3,562	24,826
Add: Depreciation & amortization	1,162	376	2,417
Total production cost	171	3,938	27,243
Total production cost per ounce	10	794	618

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, gold ounces sold and costs shown for the year ended December 31, 2007 in the table above represent Apollo’s 50% share of the joint venture.

(2)
Costs and costs per ounce for the year ended December 31, 2007 in the table above only include the ten months of March through December as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

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

Corporate

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

On October 12, 2007, the Company entered into a credit facility agreement for $8.0 million. The credit facility, which was drawn on October 18, 2007 for the full amount of the facility, matures September 30, 2008 and bears interest at LIBOR plus 1.25%, repayable in four quarterly payments. The loan is secured by all of the assets of Montana Tunnels Mining, Inc. and Black Fox. The quarterly repayments are as per the following schedule: (i) 15% of the aggregate principal amount outstanding (“Principal Outstanding”) on December 31, 2007; (ii) 33% of the Principal Outstanding on March 31, 2008; (iii) 50% of the Principal Outstanding on June 30, 2008 and; (iv) 100% of the Principal Outstanding on September 30, 2008. As at December 31, 2007 the facility amount outstanding is $6.7 million.

On October 15, 2007, in order to meet certain loan criteria, Apollo entered into certain option contracts to buy and sell 2,267 tonnes (approximately 5,000,000 lbs) of lead and 3,418 tonnes (approximately 7,500,000 lbs) of zinc which equates to approximately 65% and 40% respectively of Apollo's share of lead and zinc production from the Mine during the 12-month term of the facility. The lead and zinc option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb. No gold or silver production was hedged.

On October 31, 2007, the Company completed an offering of 7,454,545 flow-through shares at Cdn$0.55 per share for net proceeds of Cdn$3.8 million. The underwriter received a 5.5% fee of Cdn$0.2 million and 372,727 compensation warrants. Each compensation warrant is immediately exercisable at Cdn$0.55 per common share of the Company and expires on April 30, 2009.

In December 2007, the Company repaid in full the remaining outstanding principal of $8.7 million of Series 2004-B convertible debentures upon maturity.

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

During 2007, approximately 14,024,000 tons were mined, of which 4,750,000 tons were ore. The mill commenced production on March 1, 2007 and processed 3,971,000 tons of ore at an average throughput of 13,000 tons per day for the year and therefore there is an ore stockpile at the mill site of approximately 800,000 tons of ore. Payable production was 33,000 ounces of gold, 502,000 ounces of silver, 11,181,000 lbs of lead and 23,749,000 lbs of zinc. Apollo’s share of this production is 50%. The project to increase mill throughput by over 1,000 tons per day, by re-commissioning a larger primary crusher (last utilized in 2005), which was scheduled for completion at the end of August 2007, was only completed in October 2007.

Grade:		Recoveries:
Au ounces per ton	0.0124	Au	76.0%
Ag ounces per ton	0.2221	Ag	75.1%
Pb %	0.1984	Pb	86.6%
Zn %	0.4686	Zn	87.5%

Total cash costs for 2007 on a by-product basis were minus $60 per ounce of gold and on a co-product basis they were $486 per ounce of gold, $9.02 per ounce of silver, $0.83 per lb of lead and $0.85 per lb of zinc.

During 2007, the joint venture spent $3.1 million on capital expenditures, which included $1.4 million for the expansion of the tailings dam, $0.7 million for a reconditioned CAT 992D Loader and $0.3 million for the upgrade of the primary crushing circuit. Apollo’s share of these capital expenditures is 50%.

Black Fox

On August 13, 2007, we filed an NI 43-101 which demonstrated the continued expansion of Black Fox since the previously published NI 43-101 dated August 14, 2006. The new mineral reserve estimate was prepared by SRK Consulting (US), Inc. (“SRK”).

Black Fox - Probable Reserves

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	3,362	5.8	625,000
Underground	3.0	1,108	10.6	377,000
Total Reserves				1,002,000

(1)	Underground reserves include dilution of 66,000 tonnes of indicated material with an average grade of 1.26 g/t Au.

The mineral reserve was calculated based on a gold price of US$525/oz. The average total cash cost per ounce of gold was calculated at $236 per ounce.

During the preparation of the NI 43-101 filed on August 13, 2007, SRK and Apollo identified a potential infill drilling program of approximately 60 holes. The infill drilling program, completed in December 2007, consisted of 66 holes, 41 drilled from the surface and 25 from our underground drift on the 235 meter level, with 60% of the holes encountering mineralization in excess of 2 grams per tonne.

On February 29, 2008, we announced a new reserve statement that incorporates the results of the infill drilling program, which shows a new reserve of 1,330,000 ounces of gold, an increase of 328,000 ounces, based on a gold price of $650 per ounce. We expect to file a NI 43-101 report within 45 days of February 29, 2008. We expect the NI 43-101 to be a full feasibility study done to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. The table below summarizes the Black Fox Total Mineral Reserve.

Black Fox Probable Reserve Statement as of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000
Total Reserves				1,330,000

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

Huizopa Project

During the first quarter 2007, the Company made payments ahead of schedule in settlement of certain claims and the outstanding land payments on its Huizopa properties. These payments resulted in Apollo’s 100%-owned Mexican subsidiaries owning 100% of all mining concessions known as Huizopa.

BUSINESS STRATEGY AND DEVELOPMENT

2008 Forecasted Highlights:

We have three properties: the Montana Tunnels mine (of which Apollo has a 50% interest), the Black Fox Project and the Huizopa project. Below is a summary of our expectations for these three properties in 2008.

Montana Tunnels mine - The mine is a 50/50 joint venture with Elkhorn. During 2008, the mine is expected to mine 600,000 tons waste material and 6,200,000 tons of ore for a total of 6,800,000 tons mined giving a stripping ratio of 0.1:1. The mill is expected to mill at 14,000 tons per day for an annual total of 5,100,000 tons of ore and to produce the following payable metals during 2008: 45,000 ozs of gold, 350,000 ozs of silver, 14,000,000 lbs of lead and 35,000,000 lbs of zinc. Apollo’s share of this production is: 22,500 ozs of gold, 175,000 ozs of silver, 7,000,000 lbs of lead and 17,500,000 lbs of zinc. We expect our share of capital expenditures to be approximately $0.6 million.

Black Fox Project - We published a reserve statement on February 29, 2008 showing an increase of probable gold reserves from 1,002,000 to 1,330,000 ounces. We expect to file a NI 43-101 report within 45 days of February 29, 2008 based on a combined open pit and underground mining operation along with an on site mill. We expect the NI 43-101 to be a full feasibility study done to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. Permitting of the operation is ongoing and should be completed mid 2008.

Following completion of the feasibility study a production decision will be made during the second quarter of 2008.

Huizopa project - In February 2008, a 30 to 40 core hole drilling program commenced which should be completed in the second quarter of 2008. Construction of a dirt road to the camp site is expected to be completed during the first half of 2008 allowing us to commence a second drilling program which would not need to be helicopter assisted. The cost of the first drilling program and the completion of the road are expected to be $2.5 million.

APOLLO GOLD CORPORATION

Results of Operations Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue from the Sale of Minerals.

Revenues from Montana Tunnels for the year ended December 31, 2007 increased 278% to $38.5 million, compared to $10.2 million for the year ended December 31, 2006. The increase in revenue is due to milling higher grade ores, higher metal prices in 2007 and the fact that the mill was shut down from May 12, 2006 through February 28, 2007. These factors were partially offset because, effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of revenue is 50%.

Revenues from gold for the year ended December 31, 2007 were $12.4 million, compared to $3.3 million for the year ended December 31, 2006. The average price received for gold for the years ended December 31, 2007 and 2006 was $740 and $659 per ounce, respectively.

Revenues from silver, zinc and lead for the year ended December 31, 2007 increased from $6.9 million in 2006 to $26.1 million, an increase of 278%.

For the year ended December 31, 2007, 32% of the total revenue was derived from sales of gold, 40% from the sales of zinc, and 28% from sales of silver and lead, compared to 32% from sales of gold, 47% from the sales of zinc, and 21% from sales of silver and lead for 2006.

Gold production increased from 4,959 ounces in 2006 to 16,632 ounces for the year ended December 31, 2007. This increase is due to resumption of the milling operations on March 1, 2007 at Montana Tunnels and an increase in the grade of the ore processed.

Operating Expenses.

Direct Operating Costs. For the year ended December 31, 2007, direct operating costs, which include mining costs, processing costs, smelting and refining charges, and care and maintenance costs, increased 71% to $26.3 million, from $15.4 million for the year ended December 31, 2006. The increase in costs is due to the following factors: (1) in 2006 mining was suspended until August, while mining occurred during all of 2007 and (2) the resumption of milling operations at Montana Tunnels on March 1, 2007 after being shut down since May 2006. These factors were partially offset because, effective December 31, 2006, the Mine became a 50/50 joint venture, and therefore Apollo’s share of direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $1.4 million for the year ended December 31, 2007, compared to $1.6 million for 2006. The decrease in depreciation and amortization is a result of the Mine becoming a 50/50 joint venture effective December 31, 2006, and therefore Apollo’s share of depreciation and amortization at the Mine is 50%. This decrease was partially offset due to the increase in mining activities.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007 were $4.6 million compared to $4.0 million for the year ended December 31, 2006. Stock-based compensation expense recorded during 2007 was $1.0 million, an increase of $0.5 million over 2006.

Accretion Expense. Accretion expense, relating to accrued site closure costs at the Montana Tunnels mine was $0.5 million for the year ended December 31, 2007, compared to $0.9 million for the year ended December 31, 2006. Effective December 31, 2006, the Mine is a 50/50 joint venture, and therefore Apollo’s share of the accretion expense is 50%.

Amortization of deferred gain. Amortization of deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $1.2 million for the year ended December 31, 2007. As the Montana Tunnels joint venture became effective December 31, 2006, there was no gain amortized in 2006.

Exploration and Business Development. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $2.4 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. The increase in exploration expenses is due to increased activity at our Huizopa property and the settlement of certain claims in relation to the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses for the year ended December 31, 2007 increased 48% to $34.1 million from $23.0 million for the year ended December 31, 2006. Most of this increase in costs is due to the resumption of mining and milling operations at the Montana Tunnels mine.

Other Income (Expense).

Interest Income, Interest Expense and Financing Costs. We realized interest income of $0.7 million for the year ended December 31, 2007 compared to interest income of $0.4 million for the year ended December 31, 2006 due to higher cash balances throughout the year. We incurred interest expense of $5.7 million during 2007 and $2.7 million during 2006. The increase in interest expense is due to the accretion on the convertible debentures issued in February 2007. Financing costs of $0.7 million were recorded in 2007 in conjunction with the convertible debentures issued February 2007.

Realized and Unrealized Gains on Derivative Instruments. For the year ended December 31, 2007, we realized gains of $0.4 million from lead and zinc derivative instruments and recorded $2.1 million in unrealized gains for the fair value of lead and zinc derivative instruments maturing in 2008. We held no derivative instruments in 2006.

Foreign Exchange Loss and Other. We realized foreign exchange loss and other expenses of $0.2 million and $0.2 million during the years ended December 31, 2007 and 2006, respectively, from cash balances not held in United States dollars.

Income Tax Recovery. We recorded a $1.4 million recovery of income taxes in connection with the flow-through equity offering in October 2007, but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

Income (Loss) from Continuing Operations.

As a result of the foregoing, the Company had income from continuing operations of $2.4 million, or $0.02 per share, for the year ended December 31, 2007, as compared to a loss of $15.2 million or $0.13 per share, for the year ended December 31, 2006.

Loss from Discontinued Operations.

For the year ended December 31, 2007, there was no gain or loss from discontinued operations as compared to a loss of $0.4 million for the year ended December 31, 2006.

Net Income (Loss) for the Year.

For the year ended December 31, 2007, we recorded net income of $2.4 million, or $0.02 per share, as compared to a net loss of $15.6 million, or $0.13 per share, for the year ended December 31, 2006.

Results of Operations Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue from the Sale of Minerals.

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

Depreciation and Amortization. Depreciation and amortization expenses were $1.6 million for the year ended December 31, 2006, compared to $2.6 million for 2005. The decrease is the result of reduced mining activities during 2006 while the mine was temporarily on care and maintenance.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006 decreased to $4.0 million compared to $8.2 million for the year ended December 31, 2005. This decrease in expenses is due to reduced numbers of personnel and related costs at the corporate office level, as well as a decrease in most outside services costs, such as legal and accounting.

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

Other Income (Expense).

Interest Income and Interest Expense. We realized interest income of $0.4 million during both of the years ended December 31, 2006 and 2005. We incurred interest expense of $2.7 million during 2006 and $2.5 million during 2005. Most of the interest expense is due to the accretion on the convertible debentures issued in November 2004.

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

Summary of Quarterly Results

	2007 Quarter Ended In				2006 Quarter Ended In
	Dec(1)(2)	Sept(1)(2)	June(1)(2)	March(1)(3)	Dec(4)		Sept(5)		June(6)	March(7)
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$10,880	$11,863	$12,841	$2,890		$-		$372	$3,667	$6,138
Operating income (loss)	641	3,227	3,716	(3,171)		(2,661)		(4,714)	(2,029)	(3,419)
Income (loss) from continuing operations for the period	2,510	2,117	2,436	(4,647)		(3,347)		(5,370)	(2,568)	(3,952)
Net income (loss)	2,510	2,117	2,436	(4,647)		(3,447)		(5,370)	(2,568)	(4,202)
Net income (loss) per share, basic and diluted	0.02	0.01	0.02	(0.03)		(0.03)		(0.04)	(0.02)	(0.04)
Gold production in ounces	5,233	4,755	5,483	1,161		-		581	1,165	3,213
Total cash cost per ounce of gold - by-product basis	$315	$(215)	$(237)	$(270)	$	N/A	$	N/A	$737	$932
Total cash cost per ounce of gold - co-product basis	$632	$459	$406	$418	$	N/A	$	N/A	$788	$730

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, revenue, costs, and gold production shown for quarters during the year ended December 31, 2007 in the tables above represent Apollo’s 50% share of the joint venture.

(2)	Normal mine and milling operations during the quarter.

(3)	Remediation of the open pit completed in January 2007. Milling commenced on March 1, 2007. Cash costs per ounce of gold represent March 2007 only.

(4)	Remediation of the open pit continued.

(5)	No production, gold ounces represent adjustments from smelter. Remediation of the open pit commenced in September 2006.

(6)	Milled low grade ore stockpiles until the mill was shutdown on May 12, 2006, no mining operations during the quarter.

(7)	Milled low grade ore stockpiles, no mining operations during the quarter.

Financial Condition, Liquidity and Capital Resources

To date, we have funded our operations through issuances of debt and equity securities, joint venture contributions from Elkhorn Tunnels, LLC and cash generated by the Montana Tunnels joint venture. At December 31, 2007, we had cash and cash equivalents of $4.9 million, compared to $4.5 million at December 31, 2006. The increase in cash from December 31, 2006 is the result of cash provided by operating activities of $7.5 million, primarily from the Montana Tunnels joint venture, and cash provided by financing activities of $12.3 million, primarily from proceeds from the issuance of debt and equity, offset by repayment of the 2004 Series-B convertible debentures and capital expenditures. The cash inflows from operating and financing activities were offset by cash used in investing activities of $19.3 million.

In 2007, cash used in investing activities totaled $19.3 million. Capital expenditures were $8.3 million, which included $5.1 million for further development of the Black Fox Project, $2.0 million for payments to increase our investment at our Huizopa property and $1.2 million for our share of capital expenditures at Montana Tunnels. Our share of capitalized deferred stripping costs at Montana Tunnels was $6.8 million. We added $3.1 million to restricted cash, $2.1 million of which was for our share of the Montana Tunnels reclamation bonding requirement and $1.0 million on deposit as partial security of the $8.0 million credit facility. Additionally, we purchased long-term investments of $1.5 million.

During the year ended December 31, 2007, financing activities provided a net $12.3 million in cash. Financing inflows included (a) issuance of the Series 2007-A convertible debentures and note warrants for net proceeds of $8.1 million completed in February 2007, (b) an $8.0 million credit facility (October 2007) which used the Montana Tunnels property and the Black Fox property as collateral, (c) issuance of flow-through shares in October 2007 for net proceeds of $4.0 million (Cdn$3.8 million) and (d) proceeds of $1.6 million from warrants exercised. Financing outflows included repayment of $8.7 million principal of Series 2004-B convertible debentures and repayments of notes payable and other debt totaling $3.7 million which included $1.3 million in principal payments for the October 2007 credit facility.

We estimate that with our year end cash balance of $4.9 million, as supplemented by our share of the projected cash flow from the joint ventured Montana Tunnels mine, we will have sufficient funds to repay current debt of $7.6 million, finance the current 2008 work programs of $3.6 million at Black Fox and $2.5 million for exploration at Huizopa, as well as corporate overhead. However, we will continue to explore financing opportunities to further develop the Black Fox Project and expand our exploration program at the Huizopa project, which may include Canadian flow-through share financing for use at the Black Fox Project. The availability, amount, terms and timing of this financing are not certain at this time.

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

Table of Contractual Obligations

	Payment Due by Period
Contractual Obligations (as of December 31, 2007)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Thousands)
Convertible debenture	$8,380	$-	$8,380	$-	$-
Interest on convertible debenture	2,711	1,203	1,508	-	-
Capital lease obligations	866	699	167	-	-
Operating lease obligations	183	101	82	-	-
Purchase obligations	21	21	-	-	-
Notes payable and other current debt	7,776	7,617	159	-	-
Other long-term liabilities reflected on the balance sheet (1)	13,281	-	-	-	13,281

(1)
Other long-term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Accrued site closure costs” of $9.4 million as shown on the balance sheet as of December 31, 2007 (full value is $17.8 million before removing 50% joint venture interest). The amount shown above is undiscounted to show full expected cash requirements to Apollo (full value is $24.8 million before removing 50% joint venture interest). As of December 31, 2007, restricted cash of $6.7 million ($12.1 million before removing 50% joint venture interest) has been placed in trust as security relating to the asset retirement obligation.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2007.

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

As of December 31, 2007, we have accrued $18.0 million (Apollo’s share is $9.4 million) related to reclamation, severance and other closure requirements at our properties, an increase of $2.4 million from December 31, 2006. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at December 31, 2007. We have accrued what management believes is the present value of our best estimate of the liabilities as of December 31, 2007; however, it is possible that our obligations may change in the near or long term depending on a number of factors.

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

Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structure, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any VIE’s as at December 31, 2007 and 2006.

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

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs. EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, which requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 retrospectively without restatement. During the year ended December 31, 2007, the Company capitalized $6.8 million in deferred stripping costs and recorded amortization thereon in the amount of $2.0 million. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

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

Changes in Accounting Pronouncements

Effective January 1, 2007, we adopted CICA Sections 1530, Comprehensive Income, 3251, Equity, 3855, Financial Instruments - Recognition and Measurement, 3861, Financial Instruments - Disclosure and Presentation, and 3865, Hedges. These new CICA Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. CICA Section 1530 also introduces a new component of equity referred to as comprehensive income. We have adopted these standards retrospectively without restatement.

In accordance with CICA Section 3855, we now classify all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

Upon adoption of this new standard, we designated cash and cash equivalents as held-for-trading, which are measured at fair value. Derivative instruments are classified as held for trading, which are measured at fair value. Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost. Long-term investments and restricted certificates of deposit are classified as available for sale, and are measured at fair value. Accounts payable and accrued liabilities, property and mining taxes payable, convertible debentures, notes payable and other current debt, and accrued site closure costs are classified as other liabilities, which are measured at amortized cost.

In addition, we adopted a policy to expense debt financing costs when they are incurred and as a result we recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under our previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of CICA Section 1530 had no impact on our financial statements.

Recent Accounting Pronouncements

In June 2007, the CICA issued Section 3031 - Inventories, to replace the former Section 3030 - Inventories. Section 3031 applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. Section 3031 establishes standards for the measurement and disclosure of inventories. It provides the Canadian equivalent to International Accounting Standard IAS 2 - Inventories. The main features of the new Section 3031 are:

•  Measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost, including allocation of overheads and other costs to inventory.

•  Cost of inventories of items that are not ordinarily interchangeable, and goods or services produced and segregated for specific projects, assigned by using a specific identification of their individual costs.

•  Consistent use (by type of inventory with similar nature and use) of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories.

•  Reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories.

We do not expect the adoption of Section 3031 on January 1, 2008, to have a material impact on our financial condition or operating results.

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the three years ended December 31, 2007, 2006, and 2005, respectively.

	2007	2006	2005
	(Thousands)
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$381	$118	$335
Consulting services paid to a relative of an officer and director of the Company	9	14	18

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties. Also, a director of the Company participated in the October 2007 flow-through share offering and purchased 54,545 flow-through shares in connection with the offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

We currently have minimal debt and thus no material interest rate exposure related to debt. We typically invest excess cash in high quality short-term debt instruments. The rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2008, a one percent change in interest rates would not materially impact our annual income. We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

We are engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold is our primary product and, as a result, changes in the price of gold could significantly affect our results of operations and cash flows. We have entered into derivative contracts to protect the selling price for certain anticipated lead and zinc production through September 30, 2008 and we may in the future more actively manage our exposure through additional hedging programs.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During the fiscal period covered by this report, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Apollo in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information that is required to be disclosed in its reports is accumulated and communicated to our management, including Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As previously disclosed in our past filings with the SEC, we had identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2006. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In January 2006, a major restructuring and streamlining at the corporate office significantly changed the design and structure of the internal controls and procedures at the corporate level. The weakness that we were addressing related to the lack of appropriate review of non-routine or complex accounting matters, related accounting entries, and appropriate documentation, disclosure and application of Canadian and U.S. GAAP, primarily due to a lack of sufficient personnel with a level of technical accounting expertise commensurate with our reporting requirements. In addition, related to the reduction in staffing at the Montana Tunnels mine in mid October 2005, and an additional reduction in staffing in early May 2006, at which time the mine ceased production operations, our controls at that location were not operating as previously designed related to segregation of duties over procurement, inventory control and accounting duties.

To address these material weaknesses, staffing additions and other changes, enhancements and improvements to our internal controls were made during the first two quarters of 2007, including increased involvement by corporate management in the oversight and management of the Montana Tunnels mine. We have completed our evaluation of these staffing additions and other changes, improvements and enhancements as of the date of this Annual Report of Form 10-K for the year ended December 31, 2007 and concluded that the material weaknesses previously reported have been eliminated.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the last fiscal quarter of 2007 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Apollo Gold Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered chartered accountants regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered chartered accountants pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Apollo is incorporated by reference to the section entitled “Proposal #1 - Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of shareholders (the “Proxy Statement”). Reference is made to the information set forth under the section entitled “Executive Officers” in the Proxy Statement which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information set forth under the section entitled “Compensation Table for Named Executive Officers” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Reference is made to the information set forth under the section entitled “Beneficial Ownership Table” in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information contained under the section entitled “Interests of Insiders and Others in Material Transactions” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information contained under the section entitled “Report of the Audit Committee” contained in the Proxy Statement, which information is incorporated by reference in this Annual Report on Form 10-K.

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

(3) The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Exhibit Name
3.1	Certificate of Continuance filed May 28, 2003, filed with the SEC on June 23, 2003 as Exhibit 3.12 to the Registration Statement on Form 10 (File No. 001-31593).

3.2	By-Laws of the Registrant, as amended to date, filed with the SEC on June 23, 2003 as Exhibit 3.13 to the Registration Statement on Form 10 (File No. 001-31593).

4.1	Sample Certificate of Common Shares of the Registrant, filed with the SEC on June 23, 2003 as Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-31593).

4.2	Subscription Agreement, dated December 31, 2004, by and among Apollo Gold Corporation and certain investors, filed with the SEC on January 5, 2005 as Exhibit 4.1 to the Current Report on Form 8-K.

4.3
Form of Registration Rights Agreement, dated December 31, 2004, by and among Apollo Gold Corporation and certain investors, filed with the SEC on January 5, 2005 as Exhibit 4.2 to the Current Report on Form 8-K.

4.4
Form of Flow Through Subscription Agreement, dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.1 to the Current Report on Form 8-K.

4.5	Form of Flow Through Unit Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.2 to the Current Report on Form 8-K.

4.6	Form of Broker Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.3 to the Current Report on Form 8-K.

4.7	Form of Purchase Agreement, dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.4 to the Current Report on Form 8-K.

4.8	Form of U.S. Unit Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.5 to the Current Report on Form 8-K.

4.9	Form of Compensation Warrant, dated October 30, 2006, filed with the SEC on November 1, 2006 as Exhibit 4.6 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
4.10
Shareholder Rights Plan Agreement, dated January 17, 2007, by and between Apollo Gold Corporation and CIBC Mellon Trust Company filed with the SEC on January 19, 2007 as Exhibit 4.1 to the Current Report on Form 8-K

4.11
Form of Subscription Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.12	Form of Convertible Debenture, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.13	Form of Purchase Warrant, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.14	Form of Compensation Warrant, dated February 23, 2007, filed with the SEC on February 26, 2007 as Exhibit 4.4 to the Current Report on Form 8-K.

4.15
Form of Registration Rights Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.5 to the Current Report on Form 8-K.

4.16	Underwriting Agreement, dated October 31, 2007, between Apollo Gold Corporation and Haywood Securities Inc., filed with the SEC on November 1, 2007 as Exhibit 1.1 to the Current Report on Form 8-K.

4.17	Form of Subscription Agreement, dated October 31, 2007, among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.18
Form of Registration Rights Agreement, dated October 31, 2007, among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.19
Compensation Option Certificate, dated October 31, 2007, issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on November 1, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

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

Exhibit No.	Exhibit Name
10.7	Apollo Gold Corporation Plan of Arrangement Stock Option Incentive Plan, filed with the SEC on June 23, 2003, as Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-31593).

10.8
Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan), filed with the SEC on June 23, 2003 as Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-31593).

10.9
Form of Indemnification Agreement, dated various dates, between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on September 24, 2004 as Exhibit 10.1 to the Current Report on Form 8-K.

10.10
Form of Indemnification Agreement, dated various dates, by and among Apollo Gold, Inc.; Apollo Gold Exploration, Inc.; Apollo Gold Finance Inc.; and Donald W. Vagstad, filed with the SEC on September 24, 2004 as Exhibit 10.2 to the Current Report on Form 8-K.

10.11
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

10.12
Term Bonding Agreement dated August 1, 2002 among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc., filed with the SEC on June 23, 2003 as Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-31593).

10.13
Stock Purchase Agreement among Jipangu Inc., Jipangu International Inc., Apollo Gold, Inc. and Apollo Gold Corporation made as of October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.1 to the Current Report on Form 8-K.

10.14	Promissory Note by Apollo Gold Corporation as Maker and Jipangu Inc. as Holder, dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.2 to the Current Report on Form 8-K.

10.15
General Security Agreement by Apollo Gold Corporation as Debtor in favor of The Canada Trust Company, dated as of January 4, 2006, filed with the SEC on January 13, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.16
Mine Development and Operating Agreement, dated July 28, 2006, between Montana Tunnels Mining, Inc. and Elkhorn Tunnels, LLC, filed with the SEC on August 2, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.17
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

10.24
Facility Agreement, dated October 12, 2007, among Montana Tunnels Mining, Inc., Apollo Gold Corporation, Apollo Gold, Inc., RMB Australia Holdings Limited and RMB Resources Inc., filed with the SEC on October 18, 2007 as Exhibit 10.1 to the Current Report on Form 8-K.

10.25	Employment Agreement between Apollo Gold Corporation and Montana Tunnels Mining, Inc. and Timothy G. Smith, effective as of February 15, 2004.*

10.26	Employment Agreement by and between Apollo Gold Corporation and Brent E. Timmons, effective as of April 1, 2007.*

21.1	List of subsidiaries of the Registrant*

23.1	Consent of Deloitte & Touche LLP*

23.2	Consent of SRK Consulting (US), Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 18, 2008 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. David Russell
R. David Russell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Russell	President and Chief Executive Officer, and
R. David Russell	Director (Principal Executive Officer)	March 18, 2008

/s/ Charles E. Stott	Chairman of the Board of Directors	March 18, 2008
Charles E. Stott

/s/ G. Michael Hobart	Director	March 18, 2008
G. Michael Hobart

/s/ Robert W. Babensee	Director	March 18, 2008
Robert W. Babensee

/s/ W. S. Vaughan	Director	March 18, 2008
W. S. Vaughan

/s/ Marvin K. Kaiser	Director	March 18, 2008
Marvin K. Kaiser

/s/ David W. Peat	Director	March 18, 2008
David W. Peat

/s/ Melvyn Williams	Chief Financial Officer and Senior Vice President -	March 18, 2008
Melvyn Williams	Finance and Corporate Development (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Apollo Gold Corporation

We have audited the accompanying consolidated balance sheets of Apollo Gold Corporation (the “Company”) as at December 31, 2007 and 2006, and the consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 18, 2008

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements such as the changes described in Note 3 to the consolidated financial statements. The standards of the Public Company Accounting Oversight Board (United States) also require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated March 18, 2008 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles or permit such a reference to such conditions and events in the auditors’ report when these matters are properly accounted for and adequately disclosed in the consolidated financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 18, 2008

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS	(In thousands of
CURRENT	U.S. Dollars)
Cash and cash equivalents	$4,852	$4,512
Derivative instruments (Note 5)	2,101	-
Restricted certificates of deposit (Note 8)	1,000	-
Accounts receivable and other	1,846	728
Note receivable	-	1,865
Prepaids	509	236
Inventories (Note 6)	2,169	660
Total current assets	12,477	8,001
Long-term investments (Note 5)	1,467	-
Property, plant and equipment (Note 7)	48,378	38,868
Deferred stripping costs (Note 3(i))	4,787	-
Restricted certificates of deposit (Note 8)	6,715	4,605
Other long-term assets	84	65
Future income tax assets (Note 15)	1,165	-
Deferred financing costs (Note 3(s))	-	265
TOTAL ASSETS	$75,073	$51,804
LIABILITIES
CURRENT
Accounts payable	$2,748	$1,710
Accrued liabilities	2,940	1,254
Property and mining taxes payable	957	442
Notes payable and other current debt (Note 9)	7,617	671
Convertible debenture (Note 10)	-	7,660
Total current liabilities	14,262	11,737
Accrued long-term liabilities	289	370
Notes payable (Note 9)	159	569
Convertible debenture (Note 10)	5,537	-
Accrued site closure costs (Note 12)	9,442	7,135
Deferred gain (Note 4)	2,511	3,750
TOTAL LIABILITIES	32,200	23,561

Continuing operations (Note 1)
Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Share capital (Note 13)	166,424	159,029
Equity component of convertible debentures (Note 10)	2,238	1,809
Note warrants (Note 10)	2,292	1,062
Contributed surplus	14,591	11,166
Deficit	(142,672)	(144,823)
TOTAL SHAREHOLDERS’ EQUITY	42,873	28,243
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,073	$51,804

APPROVED ON BEHALF OF THE BOARD

/s/ Charles E. Stott
Charles E. Stott, Director

/s/ David W. Peat
David W. Peat, Director

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(In thousands of U.S. dollars, except for share and per share amounts)
Revenue from sale of minerals	$38,474	$10,177	$43,254
Operating expenses
Direct operating costs	26,336	15,361	48,357
Depreciation and amortization	1,380	1,647	2,551
General and administrative expenses	4,647	4,004	8,185
Accretion expense - accrued site closure costs	507	948	881
Amortization of deferred gain (Note 4)	(1,239)	-	-
Loss (gain) on sale of property, plant and equipment	-	7	(3,848)
Exploration and business development	2,430	1,033	918
	34,061	23,000	57,044
Operating income (loss)	4,413	(12,823)	(13,790)
Other income (expenses)
Interest income	701	421	397
Interest expense (Note 14)	(5,738)	(2,677)	(2,533)
Financing costs	(693)	-	-
Realized gain on investments - derivative instruments	395	-	-
Unrealized gains on investments - derivative instruments	2,101	-	-
Foreign exchange loss and other	(157)	(158)	(35)
Income (loss) from continuing operations before income taxes	1,022	(15,237)	(15,961)
Income tax recovery (Note 15)	1,394	-	-
Income (loss) from continuing operations	2,416	(15,237)	(15,961)
Loss from discontinued operations (Note 23)	-	(350)	(6,247)
Net income (loss) and comprehensive income (loss)	$2,416	$(15,587)	$(22,208)

Basic and diluted net income (loss) per share from:
Continuing operations	$0.02	$(0.13)	$(0.16)
Discontinued operations	-	(0.00)	(0.06)
	$0.02	$(0.13)	$(0.22)
Basic weighted-average number of shares outstanding	145,645,178	123,621,267	101,811,291
Diluted weighted-average number of shares outstanding (Note 16)	146,427,970	123,621,267	101,811,291

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of Shares	Share Capital	Equity Component of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
	(In thousands of U.S. dollars, except for number of shares)
Balance, December 31, 2004	90,973,120	$142,026	$1,815	$781	$9,627	$(107,028)	$47,221

Units issued for cash (Note 13(c)(i))	4,199,998	2,587	-	-	194	-	2,781
Shares issued for increase in Huizopa interest (Note 13(c)(ii))	1,000,000	410	-	-	-	-	410
Shares issued for cash (Note 13(c)(iii))	10,000,000	3,183	-	-	-	-	3,183
Conversion of convertible debentures	33,333	23	(6)	-	-	-	17
Engagement fee shares and warrants (Note 13(c)(iv))	350,000	100	-	-	143	-	243
Completion fee shares (Note 13(c)(v))	900,000	197	-	-	-	-	197
Stock-based compensation	-	-	-	-	597	-	597
Net loss	-	-	-	-	-	(22,208)	(22,208)
Balance, December 31, 2005	107,456,451	148,526	1,809	781	10,561	(129,236)	32,441

Units issued for cash (Note 13(b)(i))	11,650,000	3,488	-	-	-	-	3,488
Shares issued for 2005 stock-based compensation (Note 13(b)(ii))	2,290,408	955	-	-	-	-	955
Reduction of exercise price of Note Warrants (Note 10(b))	-	-	-	305	-	-	305
Note warrants exercised	600,000	264	-	(24)	-	-	240
Shares issued for services (Note 13(b)(iii))	1,325,000	668	-	-	-	-	668
Flow-through units issued for cash (Note 13(b)(iv))	2,222,221	746	-	-	27	-	773
Units issued for cash (Note 13(b)(v))	16,688,206	4,357	-	-	156	-	4,513
Options exercised	50,000	25	-	-	(5)	-	20
Stock-based compensation	-	-	-	-	427	-	427
Net loss	-	-	-	-	-	(15,587)	(15,587)
Balance, December 31, 2006	142,282,286	159,029	1,809	1,062	11,166	(144,823)	28,243
Change in accounting policy (Note 3(s))	-	-	-	-	-	(265)	(265)
Balance (as adjusted) January 1, 2007	142,282,286	159,029	1,809	1,062	11,166	(145,088)	27,978

Shares issued for services	120,000	52	-	-	-	-	52
Shares issued for Huizopa settlement (Note 13 (a)(i))	1,000,000	540	-	-	-	-	540
Shares issued for Black Fox mineral rights (Note 13(a)(ii))	1,057,692	527	-	-	-	-	527
Flow-through shares issued for cash and related compensation warrants (Note 13(a)(iii))	7,454,545	3,857	-	-	58	-	3,915
Income tax benefits renounced to shareholders of flow-through units issued in 2006	-	(234)	-	-	-	-	(234)
Equity component of convertible debentures (Note 10(a))	-	-	2,292	-	-	-	2,292
Note warrants (Note 10(a))	-	-	-	2,292	-	-	2,292
Debenture compensation warrants (Note 10(a))	-	-	-	-	467	-	467
Note warrants exercised (Note 10(b))	3,933,600	2,506	-	(1,062)	129	-	1,573
Conversion of debentures (Note 10(a))	400,000	147	(54)	-	-	-	93
Redemption of debentures (Note 10(b))	-	-	(1,809)	-	1,809	-	-
Stock-based compensation	-	-	-	-	962	-	962
Net income	-	-	-	-	-	2,416	2,416
Balance, December 31, 2007	156,248,123	$166,424	$2,238	$2,292	$14,591	$(142,672)	$42,873

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands of U.S. dollars)
OPERATING ACTIVITIES
Net income (loss) for the year	$2,416	$(15,587)	$(22,208)
Items not affecting cash:
Depreciation and amortization	1,380	1,647	2,551
Amortization of deferred stripping costs	2,001	-	-
Amortization of deferred financing costs	-	319	319
Financing costs	174	-	-
Loss from discontinued operations	-	350	6,247
Reduction in exercise price of Note Warrants	-	305	-
Stock-based compensation	962	427	597
Shares issued for services and settlement of claims	592	668	-
Accretion expense - accrued site closure costs	507	948	881
Accretion expense - convertible debentures	3,517	1,059	1,085
Foreign exchange loss and other	174	80	404
Realized gains on derivative instruments	(395)	-	-
Unrealized gains on derivative instruments	(2,101)	-	-
Loss (gain) on sale of property, plant and equipment	-	7	(3,848)
Amortization of deferred gain	(1,239)	-	-
Income taxes	(1,394)	-	-
Net change in non-cash operating working capital items (Note 20)	891	(1,482)	1,845
Discontinued operations	-	(350)	848
Net cash provided by (used in) operating activities	7,485	(11,609)	(11,279)
INVESTING ACTIVITIES
Property, plant and equipment expenditures	(8,281)	(5,417)	(5,487)
Purchase of long-term investments	(1,500)	-	-
Proceeds from sale of derivative instruments	395	-	-
Deferred stripping costs	(6,787)	-	-
Proceeds from disposal of property, plant and equipment	-	92	4,526
Restricted certificates of deposit and other assets	(3,110)	9,007	(12,671)
Proceeds from disposition of discontinued operations	-	-	14,000
Discontinued operations	-	-	1,022
Net cash (used in) provided by investing activities	(19,283)	3,682	1,390
FINANCING ACTIVITIES
Proceeds on issuance of shares and warrants	3,954	8,773	5,944
Proceeds from exercise of warrants and options	1,573	260	-
Proceeds on issuance of convertible debentures and note warrants, net	8,062	-	-
Proceeds from notes payable and other current debt	9,250	-	-
Repayment of convertible debentures	(8,731)	-	-
Repayments of notes payable	(3,692)	(1,357)	(752)
Funding by joint venture partner, Elkhorn Tunnels, LLC	1,865	4,635	-
Discontinued operations	-	-	(2,030)
Net cash provided by financing activities	12,281	12,311	3,162
Effect of exchange rate changes on cash	(143)	1	(32)
NET INCREASE (DECREASE) IN CASH	340	4,385	(6,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,512	127	6,886
CASH AND CASH EQUIVALENTS, END OF YEAR (Note 20)	$4,852	$4,512	$127
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,973	$1,299	$1,204
Income taxes paid	$-	$-	$-

See Note 20 for additional supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements
Years ended December 31, 2007, 2006 and 2005
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

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn. The Mine is an open pit mine and mill located in the State of Montana that produces gold doré and lead-gold and zinc-gold concentrates. The Company also owns the Diamond Hill mine, which is also located in the State of Montana and is currently under care and maintenance.

Apollo has a development property, the Black Fox development project (the “Black Fox Project”), which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project (the “Huizopa Project”), located in the Sierra Madres in Chihuahua, Mexico. The Huizopa Project is subject to an 80% Apollo/20% Mineras Coronado joint venture agreement.

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 24, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

(a)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structures, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any VIE’s as at December 31, 2007 and 2006.

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

The preparation of financial statements in conformity with Canadian GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, deferred stripping, available resources, available operating capital, stock-based compensation and required reclamation costs. These estimates each affect management’s evaluation of asset impairment and the recorded balances of property, plant and equipment, reclamation and site closure costs and the future tax asset valuation allowance. It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

(c)	Foreign currency transactions

Transactions denominated in Canadian dollars have been translated into U.S. dollars at the approximate rate of exchange prevailing at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the year-end exchange rate. Exchange gains and losses are included in operating results.

(d)	Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits. The original maturity dates of term deposits are not in excess of 90 days.

(e)	Long-term investments

The Company accounts for its investments in auction rate securities as available-for-sale securities (see Note 3(s)). The Company has recorded an other than temporary impairment on its auction rate securities in the consolidated statement of operations of $33,000 during the year ended December 31, 2007, and as such, no amounts have been recorded in other comprehensive income.

(f)	Inventories

Metals inventories are stated at the lower of weighted-average production cost and net realizable value determined by using the first-in, first-out method. Materials and supplies are valued at the lower of average direct cost of acquisition and replacement cost.

Ore stockpiles represent ore that has been mined and is available for further processing. Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value, after a reasonable allowance for further processing and sales costs.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)	Property, plant and equipment

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization is calculated using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces or value of metals over proven and probable reserves and a portion of resources expected to be converted to reserves based on past results.

Buildings and equipment are recorded at acquisition cost and amortized over the remaining proven and probable reserves of the mine site on a units-of-production basis. Equipment that is mobile is amortized on a straight-line basis over the estimated useful life of the equipment of five to ten years. Repair and maintenance costs are expensed as incurred.

Financing and acquisition costs including interest and fees are capitalized to the extent that expenditures are incurred for the acquisition of assets and mineralized properties and related development activities. Capitalization ceases when the asset or property is substantially complete and ready to produce at commercial rates.

(h)	Mineral rights

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

(i)	Stripping costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred. EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. The Company adopted EIC-160 as of January 1, 2007 retrospectively without restatement and during the year ended December 31, 2007, the Company capitalized $6.8 million in deferred stripping costs and recorded amortization thereon in the amount of $2.0 million. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

(j)	Exploration expenditures

Exploration expenditures are expensed as incurred during the reporting period.

(k)	Property evaluations

The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment at least annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annually, or if the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) and corresponding co-product credits along with estimated future metals prices and estimated operating and capital costs. The inclusion of mineral resources is based on various circumstances, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the ore is commercially recoverable. If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value, determined using discounted cash flows, and the write-off charged to earnings in the current period.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Derivative instruments

Apollo generally avoids gold hedging. Apollo’s policy is to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices. We have, however, entered into derivative contracts to protect the selling price for certain anticipated lead and zinc production (see Note 9).

The Company has not applied hedge accounting to this transaction. As a result, the Company accounts for these contracts as investments and records the changes in unrealized gains and losses in the statement of income each period. The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date.

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

(o)	Stock incentive plans

The Company accounts for stock options using the fair value based method of accounting for all stock-based awards. The Company uses the Black-Scholes option pricing model to estimate fair value and records stock-based compensation in operations over the vesting periods of the awards. If and when the stock options are ultimately exercised, the applicable amounts of additional contributed surplus are transferred to share capital.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Income taxes

The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforwards (see Note 15), there is uncertainty as to utilization prior to their expiry. Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance with the exception of $1.2 million recorded as a future income tax asset for the future renouncement of exploration costs in connection with the October 2007 flow-through share offering (Note 15).

(q)	Income (loss) per share

The basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. The fully diluted income (loss) per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the year, if dilutive. For this purpose, the “treasury stock method” is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

(r)	Comparative figures

Certain of the prior year’s figures have been reclassified to conform to the current year’s presentation. In particular, for the years ended December 31, 2006 and 2005, $0.4 million and $0.6 million of stock-based compensation, respectively, charged to operations have been reclassified to general and administrative expenses rather than disclosed separately.

(s)	Changes in accounting pronouncements

Effective January 1, 2007, the Company adopted CICA Sections 1530, Comprehensive Income, 3251, Equity, 3855, Financial Instruments - Recognition and Measurement, 3861, Financial Instruments - Disclosure and Presentation, and 3865, Hedges. These new CICA Sections provide comprehensive requirements for the recognition and measurement of financial instruments, transaction costs incurred on financial instruments, as well as standards on when and how hedge accounting may be applied. CICA Section 1530 also introduces a new component of equity referred to as comprehensive income. The Company has adopted these standards retrospectively without restatement.

In accordance with CICA Section 3855, the Company now classifies all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities. Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Transaction costs are expensed as incurred.

Upon adoption of this new standard, the Company has designated its cash and cash equivalents as held-for-trading, which are measured at fair value. Derivative instruments are classified as held for trading, which are measured at fair value. Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost. Long-term investments and restricted certificates of deposit are classified as available for sale, and are measured at fair value. Accounts payable and accrued liabilities, property and mining taxes payable, convertible debentures, notes payable and other current debt, and accrued site closure costs are classified as other liabilities, which are measured at amortized cost.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

Comprehensive income is the change in shareholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of CICA Section 1530 had no impact on the Company.

(t)	Recent accounting pronouncements

In March 2007, the CICA issued Section 3862 - Financial Instruments - Disclosures, which replaces Section 3861 and provides expanded disclosure requirements that provide additional detail by financial asset and liability categories. The CICA also issued Section 3863 - Financial Instruments - Presentation, to enhance financial statement users’ understanding of the significance of financial instruments to an entity’s financial position, performance and cash flows. Sections 3862 and 3863 applies to interim and annual financial statements to fiscal years beginning on or after October 1, 2007, and are not expected to have a material impact on the Company’s financial condition or operating results.

In June 2007, the CICA issued Section 3031 - Inventories, to replace the former Section 3030 - Inventories. Section 3031 applies to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. Section 3031 establishes standards for the measurement and disclosure of inventories. It provides the Canadian equivalent to International Accounting Standard IAS 2 - Inventories. The main features of the new Section 3031 are:

•    Measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost, including allocation of overheads and other costs to inventory.

•    Cost of inventories of items that are not ordinarily interchangeable, and goods or services produced and segregated for specific projects, assigned by using a specific identification of their individual costs.

•    Consistent use (by type of inventory with similar nature and use) of either first-in, first-out (FIFO) or weighted average cost formula to measure the cost of other inventories.

•    Reversal of previous write-downs to net realizable value when there is a subsequent increase in the value of inventories.

The Company does not expect the adoption of Section 3031 on January 1, 2008, to have a material impact on its financial condition or operating results.

In December 2006, the CICA issued Section 1535 - Capital Disclosures, which is effective for interim and annual financial statements beginning on or after October 1, 2007. This Section establishes standards for disclosing information about an entity’s capital and how it is managed. Under this standard, the Company will be required to disclose the following, based on the information provided internally to the Company’s key management personnel:

•            Qualitative information about its objectives, policies and processes for managing capital.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

•    Summary quantitative data about what it manages as capital.

•    Whether during the period it complied with any externally imposed capital requirement to which it is subject.

•    When the Company has not complied with such externally imposed capital requirements, the consequences of such non-compliance.

The Company does not expect the adoption of Section 1535 on January 1, 2008, to have a material impact on its financial condition or operating results.

The CICA amended section 1400 - General Standards of Financial Statement Presentation to include requirements for management to assess and disclose an entity’s ability to continue as a going concern. The amendment applies to interim and annual financial statements on or after January 1, 2008, and is not expected to have a material impact on the Company’s financial condition or operating results.

4.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS

(a)	Joint Venture Agreement at Montana Tunnels

On July 28, 2006, Apollo entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine and Montana Tunnels Mining, Inc. (“MTMI”) contributed all of its assets and liabilities related to the Mine into the joint venture for a 50% interest in the Mine. Effective December 31, 2006, the Mine became a 50/50 joint venture. MTMI is the operator of the Mine. A separate committee consisting of two designees from each of MTMI and Elkhorn oversees the joint venture.

Elkhorn receives 55% and Apollo receives 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo will become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million). Thereafter, the sharing will be 50/50. Additionally, Elkhorn is entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 14) on its initial contribution of $13 million until it has received cash flow of $13 million. The interest distribution is based on the declining balance of this cash flow of $13 million and, as of December 31, 2007, Elkhorn had received cash flow of $4.7 million.

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $1.2 million for the year ended December 31, 2007.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

4.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS (continued)

	December 31, 2007	December 31, 2006
Cash and cash equivalents	$306	$(64)
Other non-cash current assets	3,190	2,570
	3,496	2,506
Property, plant and equipment	9,167	7,151
Deferred stripping costs	4,787	-
Restricted certificates of deposit	5,435	3,430
Total assets	$22,885	$13,087

Current liabilities	$3,573	$1,819
Notes payable	145	527
Accrued site closure costs	8,314	6,127
Total liabilities	$12,032	$8,473

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture for the year ended December 31, 2007 is as follows:

Year ended December 31, 2007
Revenue from sale of minerals	$38,474
Direct operating costs	26,324
Depreciation and amortization	1,276
Accretion expense - accrued site closure costs	460
28,060
Operating income	10,414
Interest income	219
Interest expense	(946)
Income from continuing operations	$9,687

Net cash provided by operating activities	$12,165
Net cash used in investing activities	$(10,032)
Net cash used in financing activities	$(1,763)

(b)	Additional Agreements with Elkhorn Goldfields (“EGI”)

At the same time Apollo entered into the JV Agreement, Apollo also entered into two other agreements with EGI, an affiliate of Elkhorn. The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $0.8 million. The option has an exercise term of two years, expiring on July 31, 2008. The second agreement is a mill operating and option agreement pursuant to which EGI will have the right to have the Company process the ore from EGI’s Elkhorn mine through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex. The milling agreement also provides EGI a two-year option to purchase the Diamond Hill mill for $1.0 million.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

5.	DERIVATIVE INSTRUMENTS AND LONG-TERM INVESTMENTS

Fair value of derivative instruments and long-term investments as of December 31, 2007 consists of:

	Cost Basis	Unrealized Gain (Loss)	Fair Value
Derivative financial instruments - lead and zinc (Note 9)	$-	$2,101	$2,101
Long-term investments: Auction rate securities (Note 3(e))	$1,500	$(33)	$1,467

There were no derivative instruments or long-term investments at December 31, 2006.

6.	INVENTORIES

Inventories consist of:

	2007	2006
Concentrate inventory	$341	$-
Doré inventory	56	-
Stockpiled ore inventory	749	-
Materials and supplies	1,023	660
	$2,169	$660

7.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31 are as follows:

	2007			2006
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Mine assets
Building, plant and equipment	$6,955	$3,423	$3,532	$6,106	$2,441	$3,665
Mining properties and development costs	38,758	2,075	36,683	31,440	1,627	29,813
	45,713	5,498	40,215	37,546	4,068	33,478
Mineral rights	8,163	-	8,163	5,390	-	5,390
Total property, plant and equipment	$53,876	$5,498	$48,378	$42,936	$4,068	$38,868

Leased assets included above in Building, plant and equipment	$1,857	$472	$1,385	$1,488	$165	$1,323

8.	RESTRICTED CERTIFICATES OF DEPOSIT

As at December 31 restricted certificates of deposit are as follows:

	2007	2006
Restricted certificates of deposit, current - Debt covenants (a)	$1,000	$-
Restricted certificates of deposit, non-current
Restricted certificates of deposit - Site closure obligations - Montana Tunnels (b)	6,057	4,052
Restricted certificates of deposit - Site closure obligations - Black Fox and other	658	553
	$6,715	$4,605

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

8.	RESTRICTED CERTIFICATES OF DEPOSIT (continued)

(a)	Restricted certificates of deposit - Debt Covenants

The restricted certificates of deposit - debt covenants represents short-term certificates of deposit designated as partial security for the credit facility agreement (Note 9) and which is required to be held until the credit facility is repaid in 2008.

(b)	Restricted certificates of deposit - Site closure obligation - Montana Tunnels

The restricted certificates of deposit represents cash that has been placed in trust as security to the State of Montana relating to the site closure obligations of the Montana Tunnels mine (see Note 12).

The Company has entered into an agreement with CNA, an insurer, to complete the bonding requirements at MTMI. CNA committed to an approximate $15 million 15-year term bonding (Apollo share is $7.5 million) facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement. The agreement obligates MTMI to make current payments of $366,000 monthly (Apollo share is $183,000) until the balance in the trust account is equal to the penal sum of the CNA bond. The monthly payments are adjusted annually in August of each year and are dependent upon the average gold price for the previous twelve months. At December 31, 2007, the restricted certificates of deposit for bonding requirements at Montana Tunnels is $10.9 million (Apollo share is $5.4 million) (2006 - $7.5 million, Apollo share was $3.7 million).

9.	NOTES PAYABLE AND OTHER CURRENT DEBT

The notes payable are secured by certain machinery and equipment and bear interest at various rates between 5.7% and 28.2% (2006 - 5.7% and 28.2%). Notes payable and the credit facility described below are repayable as follows at December 31, 2007:

	Notes Payable	Credit Facility	Total
2008	$947	$6,670	$7,617
2009	114	-	114
2010	45	-	45
Total	1,106	6,670	7,776
Less current portion	(947)	(6,670)	(7,617)
Long-term portion	$159	$-	$159

On October 12, 2007, the Company entered into a credit facility agreement for $8.0 million. The credit facility, which was drawn on October 18, 2007 for the full amount of the facility, matures on September 30, 2008 and bears interest at LIBOR plus 1.25%, and is repayable in four quarterly payments. The loan is secured by all of the assets of Montana Tunnels Mining, Inc and the Black Fox property. The quarterly payments are according to the following schedule: (i) 15% of the aggregate principal amount outstanding ("Principal Outstanding") on December 31, 2007; (ii) 33% of the Principal Outstanding on March 31, 2008; (iii) 50% of the Principal Outstanding on June 30, 2008 and; (iv) 100% of the Principal Outstanding on September 30, 2008.

The credit facility agreement required the Company to use proceeds from the loan as follows: (i) first, for repayment of the 2004 Debentures, and (ii) second, once the 2004 Debentures have been repaid in full or converted in full to common shares of the Company, for general working capital purposes.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

9.	NOTES PAYABLE AND OTHER CURRENT DEBT (continued)

As a requirement of the credit facility, the Company entered into certain option contracts to buy and sell 2,267 tonnes (approximately 5,000,000 lbs) of lead and 3,418 tonnes (approximately 7,500,000 lbs) of zinc which equates to approximately 65% and 40% respectively of Apollo's share of lead and zinc production from the Montana Tunnels Mine during the 12-month term of the facility. The lead and zinc option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb. No gold or silver production was hedged.

The Company has not applied hedge accounting to this transaction. As a result, the Company accounts for these contracts as investments and records the changes in unrealized gains and losses in the statement of income each period. The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date.

10.	CONVERTIBLE DEBENTURES

(a)	Series 2007-A Convertible Debentures

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“2007 Debentures”). Each $1,000 of principal amount of 2007 Debentures included 2,000 common share purchase warrants (“2007 Debenture Warrants”) (Note 13(d)). The 2007 Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008. During 2007, $0.2 million principal amount of 2007 Debentures were converted. An additional $0.7 million principal amount has been converted subsequent to December 31, 2007.

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

Over their two-year term, the 2007 Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component. The accretion expense is based on the effective interest method. For the year ended December 31, 2007, the Company recorded accretion expense of $2.5 million related to the 2007 Debentures, which is included in interest expense.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

10.	CONVERTIBLE DEBENTURE (continued)

The fair values of the Conversion Option, the 2007 Debenture Warrants, and the compensation warrants were determined using the Black-Scholes option pricing model assuming no expected dividends, a volatility of the Company’s share price of 70%, an interest rate of 4.1%, and an expected life of two years.

(b)	Series 2004-B Convertible Debentures

On November 4, 2004, the Company completed a $10.5 million offering consisting of $8.8 million special notes and $1.7 million special warrants. These special notes were converted into $8.8 million convertible secured debentures (the “2004 Debentures”) and 5,253,750 warrants (the “Note Warrants”). The 2004 Debentures matured on December 16, 2007 and bore interest at a rate of 12% per annum. The Note Warrants expired on November 4, 2007 and were each exercisable for one common share of the Company at a price of $0.40 per common share, except as noted. Approximately 3.9 million Note Warrants were exercised during the year ended December 31, 2007 for proceeds of $1.6 million.

The 2004 Debentures were convertible, at the option of the holder into common shares of the Company at a price of $0.75 per common share. Since redemption could be made either by cash or by common shares at the option of the Company, the 2004 Debentures were classified as a compound financial instrument for accounting purposes.

The value of the 2004 Debentures was comprised of a $5.6 million fair value of the 2004 Debentures, $2.2 million fair value of the holder’s option to convert the principal balance into common shares, and $0.9 million fair value of the Note Warrants. These components were measured at their respective fair values on the date that the 2004 Debentures and Note Warrants were issued. The $5.6 million fair value of the 2004 Debentures were classified as a liability and the $3.1 million combined fair value of the conversion option and Note Warrants were classified in shareholders’ equity. Over the three-year term of the 2004 Debentures, the fair value of the 2004 Debentures was accreted to their face value. The periodic accretion of the 2004 Debentures was charged to accretion expense. For the year ended December 31, 2007, the Company recorded accretion of $2.1 million (2006 - $2.1 million) related to the 2004 Debentures as a charge to accretion expense with a corresponding credit to the liability component of the 2004 Debentures based on a straight line method which approximates the effective interest method.

The Company incurred equity issuance costs of $0.4 million and deferred financing costs of $0.8 million. Deferred financing costs were previously amortized over the term of the 2004 Debentures. Effective January 1,
2007, the Company expensed the remaining $265,000 as a result of change in accounting policy (See Note 3(s)). During both 2006 and 2005, $319,000 of deferred financing costs was charged to operations.

On January 6, 2006, Apollo pledged the Company’s Black Fox property as substitute collateral for the 2004 Debentures, which were previously secured by $11.0 million restricted cash. Related to this transfer of collateral the Company agreed to reduce the exercise price on 5,013,600 of the Note Warrants attached to the 2004 Debentures from $0.80 to $0.40 per common share. The reduction in the exercise price applied to all warrants attached to the 2004 Debentures except for the 240,000 warrants held by the Company’s insiders, which remained exercisable at $0.80 per common share. The Company recorded a financing cost of $0.3 million for the reduction in exercise price of the Note Warrants for the year ended December 31, 2006.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for all U.S. employees. Employee benefits under the plan are limited by federal regulations. All U.S. employees are eligible to participate on their date of hire. The Company currently matches 50% of the first 6% invested beginning three months after hire date. The Company match was reinstated in August 2006 after being discontinued in September 2004. The vesting schedule is typically two years.

The amounts charged to earnings for the Company’s defined contribution plan totaled $88,000, $10,000, and $nil for the years ended December 31, 2007, 2006 and 2005, respectively.

12.	ACCRUED SITE CLOSURE COSTS

All of the Company’s operations are subject to reclamation and closure requirements. Although the ultimate amount of site restoration costs is uncertain, on a regular basis, the Company monitors these costs and together with third party engineers prepares internal estimates to evaluate its bonding requirements. The estimates prepared by management are then reconciled with legal and regulatory requirements.

At December 31, 2007, the accrued site closure liabilities amounted to $9.4 million (2006 - $7.1 million). The liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property which in aggregate are valued at approximately $10.6 million.

In view of the uncertainties concerning future removal and site restoration costs, as well as the applicable laws and regulations, the ultimate costs to the Company could differ materially from the amounts estimated by management. Future changes, if any, due to their nature and unpredictability, could have a material impact and would be reflected prospectively, as a change in accounting estimate.

The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2004	$11,753
Accretion	881
Balance, December 31, 2005	12,634
Accretion	948
Increase in reclamation assets	375
Decrease in reclamation assets	(695)
Montana Tunnels Joint Venture - allocation to Elkhorn	(6,127)
Balance, December 31, 2006	7,135
Accretion	507
Increase in reclamation assets	1,800
Balance, December 31, 2007	$9,442

As of December 31, 2007, the total, undiscounted amount of the estimated future obligations associated with the retirement of the Company’s properties is estimated to be $13.3 million. The $9.4 million (2006 - $7.1 million) fair value of these obligations was determined using credit adjusted risk-free discount rates of 7.5% to 9.0% and expected payment of obligations over twelve years.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

13.	SHARE CAPITAL

(a)	Shares issued in 2007

(i) On February 28, 2007, the Company issued 1,000,000 common shares of the Company at $0.54 per share in connection with the settlement of certain claims in relation to the Huizopa property.

(ii) On September 4, 2007, the Company issued 1,057,692 common shares of the Company at $0.50 per share in connection with acquiring rights to certain mineral claims at the Black Fox property.

(iii) On October 31, 2007, the Company completed an offering of 7,454,545 flow-through shares of the Company at Cdn$0.55 per common share for net proceeds of $4.0 million (Cdn$3.8 million) and fair value of broker compensation warrants of $58,000. In connection with this offering, 372,727 share purchase warrants were issued to the agent. Each share purchase warrant is immediately exercisable at Cdn$0.55 per common share of the Company and expires on April 30, 2009. The share purchase warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 72%, an expected life of the warrants of 1.5 years, and an annual risk-free rate of 4.2%.

(b)	Shares issued in 2006

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

(iv) On October 30, 2006, the Company completed an offering of 2,222,221 flow-through units of the Company at Cdn$0.45 per unit for net proceeds of $773,000 (Cdn$903,000) and fair value of broker compensation warrants of $27,000. Each flow-through unit is comprised of one flow-through common share of the Company and one-half of one share purchase warrant, with each whole warrant exercisable into one common share of the Company for a period of two years from closing at an exercise price of Cdn$1.00 for the first twelve months and Cdn$1.15 for the last twelve months. In connection with this offering, 166,666 broker compensation warrants were issued. (See Note 12(d) for a description of the broker compensation warrants.) The broker compensation warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 88%, an expected life of the warrants of two years, and an annual risk-free rate of 4.0%.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

13.	SHARE CAPITAL (continued)

The placement agents’ warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 85%, an expected life of the warrants of three years, and an annual risk-free rate of 4.0%.

(c)	Shares issued in 2005

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

(iv) The Company issued to BMO Nesbitt Burns Inc. (“BMO”) on June 30, 2005, as an engagement fee to act as a financial adviser to the Company with respect to the sale of the Nevada Assets (Note 23), 350,000 common shares of the Company and 1,250,000 common share purchase warrants of the Company, with each warrant immediately exercisable into one common share of the company at an exercise price of Cdn$0.40 and an expiry date of June 30, 2007. The 1,250,000 common share purchase warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 78%, an expected life of the warrants of two years, and an annual risk-free rate of 3.6%.

(v) On November 30, 2005, the Company issued 900,000 common shares to BMO at $0.22 (Cdn$0.26) per share, as a completion fee related to the closing of the sale of the Nevada Assets.

(d)	Warrants

The following summarizes outstanding warrants as at December 31, 2007:

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
	Exercisable in US$
November 8, 2006	8,344,103	0.50	November 8, 2009
November 8, 2006	1,168,174	0.50	November 8, 2009
February 23, 2007	17,160,000	0.50	February 23, 2009
February 23, 2007	1,201,200	0.50	February 23, 2009
	27,873,477
	Exercisable in Cdn$
January 26, 2006	2,000,000	Cdn$ 0.39 (1)	January 26, 2008
October 30, 2006	1,111,111	Cdn$ 1.15	October 30, 2008
October 31, 2007	372,727	Cdn$ 0.55	April 30, 2009
	3,483,838
	31,357,315

(1)	All 2,000,000 of these warrants were exercised prior to expiration in January 2008.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

13.	SHARE CAPITAL (continued)

In addition, 166,666 broker compensation warrants were issued and were immediately exercisable on October 30, 2006. The broker compensation warrants were issued in connection with the private placement described in Note 13(b)(iv). Each broker compensation warrant is exercisable at Cdn$0.45 for two years into one common share of the Company and one-half of one share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at Cdn$1.15 through October 30, 2008. The broker compensation warrants expire on October 30, 2008.

(e)	Options

A summary of information concerning outstanding stock options at December 31, 2007 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2004	2,196,300	$2.10	1,904,756	$0.80
Options granted	3,039,700	0.58	-	-
Options cancelled	(1,361,900)	1.42	(110,174)	0.80
Balances, December 31, 2005	3,874,100	1.15	1,794,582	0.80
Options granted	473,000	0.53	-	-
Options exercised	(50,000)	0.39	-	-
Options expired	(900,000)	1.20	-	-
Options cancelled	(344,200)	1.05	(563,730)	0.80
Balances, December 31, 2006	3,052,900	1.06	1,230,852	0.80
Options granted	3,291,939	0.57	-	-
Options cancelled	(117,336)	0.72	-	-
Options expired	-	-	(1,230,852)	0.80
Balances, December 31, 2007	6,227,503	$0.81	-	$-

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

13.	SHARE CAPITAL (continued)

(i)	Fixed stock option plan

The Company has a fixed stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company at a price based on the trading price of the Common Shares one trading day preceding the date of grant. Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at December 31, 2007, an aggregate of 5,912,183 fixed stock options were available for future grants of awards under the plan.

The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2007:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
678,200	February 18, 2013	$2.24	5.1	678,200	$2.24
260,000	March 10, 2014	2.05	6.2	260,000	2.05
25,000	May 19, 2014	1.44	6.4	25,000	1.44
21,200	August 10, 2014	0.95	6.6	21,200	0.95
1,162,000	March 10, 2015	0.65	7.2	1,162,000	0.65
100,000	August 4, 2015	0.27	7.6	100,000	0.27
300,000	December 12, 2015	0.20	8.0	300,000	0.20
125,000	March 28, 2016	0.65	8.2	125,000	0.65
200,000	May 23, 2016	0.53	8.4	100,000	0.53
108,000	August 10, 2016	0.48	8.6	54,000	0.48
40,000	November 9, 2016	0.32	8.9	20,000	0.32
3,058,278	February 6, 2017	0.57	9.1	-	-
49,825	May 23, 2017	0.46	9.6	-	-
100,000	September 1, 2011	0.46	3.7	-	-
6,227,503		$0.81	8.0	2,845,400	$1.10

The aggregate intrinsic value of options outstanding is $5.0 million and the aggregate intrinsic value of options currently exercisable is $3.1 million. The intrinsic value of options exercised for the year ending December 31, 2006 was $20,000. There were no options exercised during the years ended December 31, 2007 and 2005.

Stock compensation expense is recognized on a straight-line basis over the vesting period. Expense recognized for the years ended December 31, 2007, 2006 and 2005 was $1.0 million, $0.4 million and $0.6 million, respectively. As at December 31, 2007 there was $0.3 million of total unrecognized compensation cost related to unvested options, which will be amortized over their remaining vesting period of 1.75 years.

(ii)	Performance-based stock option plan

In 2002, 2,780,412 performance-based options with an expiry date of June 25, 2007 and an exercise price of $0.80 were granted to certain directors, officers and employees. In fiscal 2003, the balance of the options vested based upon the established fiscal 2003 performance criteria. On June 25, 2007, all of the performance-based stock options outstanding expired.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

13.	SHARE CAPITAL (continued)

(f)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2007	2006	2005
Risk-free interest rate	4.0%	4.1%	3.7%
Dividend yield	0%	0%	0%
Volatility	71%	89%	73%
Expected life in years	6	6	5
Weighted average grant-date fair value of stock options	$0.37	$0.40	$0.36

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

(g)	Shareholder Rights Plan

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

14.	INTEREST EXPENSE

As at December 31, interest expense consists of:

	2007	2006	2005
Accretion on convertible debentures	$3,528	$1,059	$1,085
Interest paid on convertible debentures	1,016	1,058	1,058
Amortization of deferred financing costs	-	319	319
Interest related to Montana Tunnels joint venture agreement (Note 4)	711	-	-
Capital leases and other	483	241	71
	$5,738	$2,677	$2,533

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

15.	INCOME TAXES

The Company recorded a tax benefit of $1.4 million for the year ended December 31, 2007, due to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance. The Company did not record a provision or benefit for income taxes for the years ended December 31, 2006 and 2005, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the (income) loss before tax provision due to the following:

	2007	2006	2005
Statutory tax rate	33.12%	33.12%	34.90%
Provision for (recovery of) income taxes computed at standard rates	$338	$(5,046)	$(5,570)
Differences due to foreign tax rates	37	(718)	(817)
Flow through share recovery	(1,394)	-	-
Effect of tax losses not benefited in the period they arose	(375)	5,764	6,387
	$(1,394)	$-	$-

The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

	2007	2006
Future income tax assets
Net operating losses carried forward	$51,239	$47,075
Exploration and development expenses	(505)	303
Property, plant and equipment	1,003	1,964
Accrued site closure costs	3,492	4,730
Issuance of flow-through shares	1,165	-
Other	2,902	4,939
	59,296	59,011
Less: Valuation allowance	(58,131)	(59,011)
Net future income tax asset	$1,165	$-

Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations. The Company has placed a full valuation allowance on its excess tax assets due to a lack of past taxable profits. It does not believe significant income tax obligations will occur in the near future. At December 31, 2007, the Company has the following unused tax losses available for tax carryforward purposes:

Country	Amount	Expiry
Canada	$24,308	2008-2027
United States	113,913	2011-2027

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

16.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options by applying the treasury stock method.

Earnings used in determining earnings per share from continuing operations are presented below for the year ended December 31, 2007.

($ thousands, except per share amounts)	Net income	Shares	Per Share
Basic earnings per share
Net income from continuing operations	$2,416	145,645,178	$0.02
Effect of dilutive securities: warrants	-	536,852	-
Effect of dilutive securities: stock options	-	245,940	-
Diluted earnings per share
Net income from continuing operations	$2,416	146,427,970	$0.02

Diluted loss per share for 2006 and 2005 is not presented as there were no dilutive securities for these years.

Warrants and stock options to purchase 34.9 million, 20.0 million and 28.3 million shares of common stock at average exercise prices of $0.61, $0.75 and $1.18 were outstanding as of December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted weighted average number of common shares because the strike prices of the warrants and stock options exceeded the price of the common stock. Other warrants and stock options to purchase 8.4 million and 1.8 million shares of common stock that were outstanding as of December 31, 2006 and 2005 were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

17.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

(a)	Market risk

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

17.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

(b)	The estimated fair value of the Company’s financial instruments was as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,852	$4,852	$4,512	$4,512
Derivative instruments	2,101	2,101	-	-
Accounts receivable and other	1,846	1,846	728	728
Note receivable	-	-	1,865	1,865
Long-term investments	1,467	1,467	-	-
Accounts payable	2,748	2,748	1,710	1,710
Accrued liabilities	2,940	2,940	1,254	1,254
Notes payable and other liabilities
Current	7,617	7,617	671	671
Non-current	448	448	939	939
Convertible debentures	5,537	8,380	7,660	8,731

18.	COMMITMENTS AND CONTINGENCIES

(a)	Royalties

The Company’s properties are subject to royalty obligations based on minerals produced from the properties. The Montana Tunnels (L Pit, the currently permitted pit) and Black Fox Project current reserves are not subject to royalty obligations. Royalty obligations for the M Pit of Montana Tunnels and Huizopa Project may arise upon mine production.

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

In May 2006, a purported class action lawsuit was filed in U.S. District Court Missoula Division of Montana by 14 former employees at the Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that the Company gave deficient WARN Act notice and are seeking damages for back pay and benefits. A negotiated settlement was tentatively reached between the Company and the plaintiffs and is expected to be finalized in 2008. The Company believes the resolution of this matter will not have a material impact on the Company’s financial statements.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

18.	COMMITMENTS AND CONTINGENCIES (continued)

(d)	Indemnification obligations

The Company is subject to certain indemnification obligations relating to the sale of the Nevada Assets (Note 23). At this time, the Company is unable to predict what cost there will be related to such indemnification obligations.

19.	LEASE COMMITMENTS

Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2007 were as follows:

	Capital Leases	Operating Leases
2008	$699	$101
2009	122	79
2010	45	3
Total	866	$183
Less imputed interest	50
Total present value of minimum capital lease payments	816
Less current portion of capital lease obligations	657
Long-term capital lease obligations	$159

Rent expense under non-cancelable operating leases was $0.1 million for 2007, 2006, and 2005. The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.

20.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the years ended December 31 are:

	2007	2006	2005
(Increase) decrease in:
Accounts receivable and other	$(1,118)	$1,889	$325
Prepaids	360	385	(291)
Inventories	(1,509)	387	484
Increase (decrease) in:
Accounts payable	1,038	(3,920)	1,178
Accrued liabilities	1,605	69	45
Property and mining taxes payable	515	(292)	104
	$891	$(1,482)	$1,845

(b)	Components of cash and cash equivalents as of the years ended December 31 are:

	2007	2006	2005
Cash	$625	$387	$127
Short-term investments	4,227	4,125	-
	$4,852	$4,512	$127

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

20.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

(c)	Non-cash transactions

During the year ended December 31, 2007, (i) Series 2007-A convertible debentures with a face value of $200,000 were converted and the Company recorded a reduction of $94,000 in convertible debentures and a corresponding increase in equity; (ii) property, plant and equipment totaling $527,000 was acquired via issuance of shares (Note 13(a)(ii)); (iii) property, plant and equipment totaling $325,000 was acquired via issuance of notes payable; (iv) the Company financed a portion of its insurance program included in Prepaids by issuing a note payable of $653,000 and (v) the Company issued agent’s compensation warrants with a value of $294,000 for services rendered in connection with the issuance of the Series 2007-A convertible debentures (Note 10(a)).

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

21.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2007:

	2007	2006	2005
Legal fees paid to one law firm, a partner of the firm is a director of the Company	$381	$118	$335
Consulting services paid to a relative of an officer and director of the Company	9	14	18

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties. Also, a director of the Company participated in the October 2007 flow-through share offering and purchased 54,545 flow-through shares in connection with the offering (Note 13(a)(iii)).

22.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture effective December 31, 2006) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The segment information for Montana Tunnels assets and liabilities as of December 31, 2007 and 2006 and the results of operations for the year ended December 31, 2007 are reported under the proportionate consolidation method as a result of the JV Agreement (Note 4). The Montana Tunnels assets and liabilities and results of operations of the Montana Tunnels joint venture disclosed in Note 4 differ from the amounts below due to the inclusion of assets and liabilities and results of operations of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which primarily relate to the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole. In each of the years ended December 31, 2007, 2006 and 2005, one customer accounted for more than 10% of revenues. This customer is located in Canada and accounted for approximately 96% (2006 - 97%, 2005 - 93%) of revenues.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

22.	SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$306	$(39)	$4,585	$4,852
Other non-cash current assets	3,206	171	4,248	7,625
	3,512	132	8,833	12,477
Long-term investments	-	-	1,467	1,467
Property, plant and equipment	9,176	36,100	3,102	48,378
Deferred stripping costs	4,787	-	-	4,787
Restricted certificates of deposit	6,057	650	8	6,715
Other long-term assets	-	84	-	84
Future income tax assets	-	-	1,165	1,165
Total assets	$23,532	$36,966	$14,575	$75,073

Current liabilities	$3,580	$688	$9,994	$14,262
Notes payable and other long-term liabilities	145	14	5,826	5,985
Accrued site closure costs	8,995	447	-	9,442
Deferred gain	2,511	-	-	2,511
Total liabilities	$15,231	$1,149	$15,820	$32,200

Amounts as at December 31, 2006 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$(64)	$9	$4,567	$4,512
Other non-cash current assets	2,579	40	870	3,489
	2,515	49	5,437	8,001
Property, plant and equipment	7,159	30,455	1,254	38,868
Restricted certificates of deposit	4,052	553	-	4,605
Other long-term assets	-	65	-	65
Deferred financing costs	-	-	265	265
Total assets	$13,726	$31,122	$6,956	$51,804

Current liabilities	$1,823	$149	$9,765	$11,737
Notes payable and other long-term liabilities	527	42	370	939
Accrued site closure costs	6,760	375	-	7,135
Deferred gain	3,750	-	-	3,750
Total liabilities	$12,860	$566	$10,135	$23,561

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

22.	SEGMENTED INFORMATION (continued)

Amounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$38,474	$-	$-	$38,474
Direct operating costs	26,336	-	-	26,336
Depreciation and amortization	1,276	-	104	1,380
General and administrative expenses	-	-	4,647	4,647
Accrued site closure costs - accretion expense	507	-	-	507
Amortization of deferred gain	(1,239)	-	-	(1,239)
Exploration and business development	-	39	2,391	2,430
	26,880	39	7,142	34,061
Operating income (loss)	11,594	(39)	(7,142)	4,413
Interest income	219	-	482	701
Interest expense	(946)	-	(4,792)	(5,738)
Financing costs	-	-	(693)	(693)
Realized gain on investments - hedging contracts	-	-	395	395
Unrealized gain on investments - hedging contracts	-	-	2,101	2,101
Unrealized losses on other short-term investments	-	-	(33)	(33)
Foreign exchange loss and other	-	-	(124)	(124)
Income (loss) from continuing operations before income taxes	$10,867	$(39)	$(9,806)	$1,022

Investing activities Property, plant and equipment expenditures	$8,352	$5,617	$1,951	$15,920

	Year Ended December 31, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,177	$-	$-	$10,177
Direct operating costs	15,361	-	-	15,361
Depreciation and amortization	1,538	-	109	1,647
General and administrative expenses	-	-	4,004	4,004
Accrued site closure costs - accretion expense	948	-	-	948
(Gain) loss on sale of property, plant and equipment	-	-	7	7
Exploration and business development	-	-	1,033	1,033
	17,847	-	5,153	23,000
Operating loss	(7,670)	-	(5,153)	(12,823)
Interest income	273	-	148	421
Interest expense	(237)	-	(2,440)	(2,677)
Foreign exchange loss and other	-	-	(158)	(158)
Loss from continuing operations before income taxes	$(7,634)	$-	$(7,603)	$(15,237)
Investing activities Property, plant and equipment expenditures	$2,640	$5,289	$127	$8,056

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

22.	SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2005
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$43,254	$-	$-	$43,254
Direct operating costs	48,357	-	-	48,357
Depreciation and amortization	2,417	-	134	2,551
General and administrative expenses	-	-	8,185	8,185
Accrued site closure costs - accretion expense	881	-	-	881
Gain on sale of property, plant and equipment	(3,865)	-	17	(3,848)
Exploration and business development	-	-	918	918
	47,790	-	9,254	57,044
Operating loss	(4,536)	-	(9,254)	(13,790)
Interest income	126	-	271	397
Interest expense	(64)	-	(2,469)	(2,533)
Foreign exchange loss and other	-	-	(35)	(35)
Loss from continuing operations	$(4,474)	$-	$(11,487)	$(15,961)
Investing activities Property, plant and equipment expenditures	$97	$5,290	$721	$6,108

23.	DISCONTINUED OPERATIONS

On November 18, 2005, the Company sold its Nevada Assets for $14.0 million in cash, resulting in the Company recording a total impairment of $8.7 million. The Nevada Assets include the Florida Canyon Mine, an open pit heap leach operation located in the State of Nevada; the Standard Mine, an open pit heap leach operation situated 8 kilometers south of the Florida Canyon Mine; and four exploration properties located near the Florida Canyon Mine.

The following table presents results of operations for discontinued operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
Revenue from sale of minerals	$-	$18,591
Direct operating costs	-	17,375
Depreciation and amortization	-	867
Accretion expense	-	898
Royalty expenses	-	267
Exploration and business development	-	218
Gain on sale of property, plant and equipment and other	-	(3,547)
Impairment	-	8,724
	-	24,802
Operating loss	-	(6,211)
Interest expense	-	(74)
Realized and unrealized gain on commodity contracts	-	38
Loss on disposal of discontinued operations	(350)	-
Loss from discontinued operations	$(350)	$(6,247)

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

24.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	2007	2006
Total assets in accordance with Canadian GAAP	$75,073	$51,804
Deferred financing costs (a)	160	-
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,032)	(8,473)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,812)	(2,038)
Deferred stripping costs (b)(iii)	(4,787)	-
Black Fox development costs(c)	(26,827)	(22,354)
Convertible debentures (d)	509	103
Income taxes (e)	(1,165)	-
Total assets in accordance with U.S. GAAP	$29,119	$19,042

Total liabilities in accordance with Canadian GAAP	$32,200	$23,561
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,032)	(8,473)
Deferred gain (b)(i)	(2,511)	(3,750)
Convertible debentures (d)	2,063	764
Income taxes (e)	628	-
Total liabilities in accordance with U.S. GAAP	$20,348	$12,102

Total shareholders’ equity in accordance with Canadian GAAP	$42,873	$28,243
Deferred financing costs (a)	160	-
Deferred gain (b)(i)	2,511	3,750
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,812)	(2,038)
Deferred stripping costs (b)(iii)	(4,787)	-
Black Fox development costs (c)	(26,827)	(22,354)
Convertible debentures (d)	(1,554)	(661)
Income taxes (e)	(1,793)	-
Total shareholders’ equity in accordance with U.S. GAAP	$8,771	$6,940

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$29,119	$19,042

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	2007	2006
Share capital	$165,790	$158,790
Note warrants	2,292	1,062
Contributed surplus	39,463	31,964
Deficit	(198,774)	(184,876)
Total shareholders’ equity in accordance with U.S. GAAP	$8,771	$6,940

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

24.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Year ended December 31,
	2007	2006	2005
Income (loss) from continuing operations for the year, based on Canadian GAAP	$2,416	$(15,237)	$(15,961)
Financing costs (a)	(105)	-	-
Gain on transfer of assets and liabilities to joint venture and amortization (b)(i)	(1,239)	5,789	-
Change in depreciation of property, plant and equipment (b)(ii)	227	183	588
Capitalized deferred stripping and amortization (b)(iii)	(4,787)	-	-
Black Fox development costs (c)	(4,473)	(3,173)	(5,133)
Convertible debentures (d)	(4,543)	625	680
Income taxes (e)	(1,394)	-	-
Loss from continuing operations for the year based on U.S. GAAP	(13,898)	(11,813)	(19,826)
Loss from discontinued operations for the year based on Canadian GAAP	-	(350)	(6,247)
Commodity contract gains	-	-	1,340
Standard Mine development costs	-	-	(980)
Impairment	-	-	980
Loss from discontinued operations for the year based on U.S. GAAP	-	(350)	(4,907)
Net loss for the year based on U.S. GAAP	$(13,898)	$(12,163)	$(24,733)
Comprehensive loss	$(13,898)	$(12,163)	$(24,733)
Basic and diluted loss per share in accordance with U.S. GAAP:
Continuing operations	$(0.10)	$(0.10)	$(0.19)
Discontinued operations	-	(0.00)	(0.05)
Net loss per share, basic and diluted - U.S. GAAP	$(0.10)	$(0.10)	$(0.24)
Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Year ended December 31,
	2007	2006	2005
Cash provided by (used in) operating activities based on Canadian GAAP	$7,485	$(11,609)	$(11,279)
Deferred financing costs (a)	160	-	-
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,165)	-	-
Black Fox development costs (c)	(4,473)	(3,173)	(5,133)
Cash used in operating activities based on U.S. GAAP	(8,993)	(14,782)	(16,412)
Cash (used in) provided by investing activities based on Canadian GAAP	(19,283)	3,682	1,390
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	10,032	64	-
Black Fox development costs (c)	4,473	3,173	5,133
Restricted cash for Canadian flow-through expenditures (e)	(2,354)	(858)	-
Cash (used in) provided by investing activities based on U.S. GAAP	(7,132)	6,061	6,523
Cash provided by financing activities based on Canadian GAAP	12,281	12,311	3,162
Deferred financing costs (a)	(160)	-	-
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	1,763	-	-
Cash provided by financing activities based on U.S. GAAP	13,884	12,311	3,162
Effect of exchange rate changes on cash	(143)	1	(32)
Net cash (outflow) inflow in accordance with U.S. GAAP	(2,384)	3,591	(6,759)
Cash, beginning of year in accordance with U.S. GAAP	3,718	127	6,886
Cash, end of year in accordance with U.S. GAAP	$1,334	$3,718	$127

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

24.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)	Financing costs

As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred (Note 3(s)). Prior to January 1, 2007, under Canadian GAAP, debt financing costs were capitalized and amortized over the term of the related debt. As a result, the Company recorded an adjustment to increase opening deficit by $0.3 million and reduce the opening balance of deferred financing costs by $0.3 million. Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt. Deferred financing costs for the credit facility (Note 9) are $0.2 million at December 31, 2007.

(b)	Montana Tunnels

(i)     Joint venture

Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine ("MTM") using the proportionate consolidation method whereby the Company's proportionate share of each line item of MTM's assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements (Note 4).  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment (Note 24(b)(ii)) in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher. Under U.S. GAAP the gain on transfer of the Company's interest in MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net income using the units-of-production method over the expected life of mine based on the recoverable gold equivalent ounces. The adjustments to reconcile between Canadian GAAP and U.S. GAAP for Montana Tunnels have been presented separately rather than being presented as a single equity accounting adjustment.  The Company believes that this presentation provides more detailed information to a reader of the financial statements enabling the reader to reconcile the individual adjustments to the primary Canadian GAAP financial statements and footnotes.

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

(iii)     Deferred stripping costs

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces. Under U.S. GAAP, these expenditures are expensed as incurred.

(c)	Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $26.8 million has been recorded as at December 31, 2007 and an additional expense of $4.5 million has been recorded for the year then ended.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

24.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(d)	Convertible debenture

Under Canadian GAAP, the 2007 Debentures and 2004 Debentures were recorded as compound financial instruments including detachable note warrants (Note 10). On issuance, under U.S. GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion features determined using the effective conversion prices based on the proceeds allocated to the convertible debentures in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

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

The Financial Accounting Standards Board ("FASB") staff has taken the view that under SFAS No. 109, Accounting for Income Taxes, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. As of December 31, 2007, a reduction in future income tax assets of $1.2 million and an increase in liabilities of $0.6 million was recorded and a corresponding $1.8 million reduction in equity. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at December 31, 2007, unexpended flow-through funds were $3.2 million (December 31, 2006 - $0.9 million).

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above. An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all amounts as of December 31, 2007. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. There was no effect on the Company’s cumulative retained earnings as of January 1, 2007, as a result of the adoption of FIN 48. As of the date of adoption, there were no U.S. tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. Based on this review the provisions of FIN 48 had no effect on the Company’s financial position, cash flows or results of operations at either January 1, 2007 or December 31, 2007.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements - (Continued)
(Stated in U.S. dollars; tabular amounts in thousands)

24.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company and/or one of its subsidiaries are subject to the following material taxing jurisdictions: United States and Canada. The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.

(g)	Recently issued accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name
10.25	Employment Agreement between Apollo Gold Corporation and Montana Tunnels Mining, Inc. and Timothy G. Smith, effective as of February 15, 2004.

10.26	Employment Agreement by and between Apollo Gold Corporation and Brent E. Timmons, effective as of April 1, 2007.

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of SRK Consulting (US), Inc

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act