Form 10-Q
period 2008-03-31
APOLLO GOLD CORP
filed 2008-05-12
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At May 6, 2008, there were 160,975,757 common shares of Apollo Gold Corporation outstanding.

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

•	operational results and cash flows from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	daily production and mill throughput rates;

•	cash operating costs;

•	total cash costs;

•	grade of ore mined and milled;

•	grade of concentrates produced;

•	anticipated expenditures for development, exploration, and corporate overhead;

•	timing and issue of permits;

•	expansion plans for existing properties;

•	plans for Black Fox and Huizopa;

•	estimates of closure costs;

•	future financing of Apollo projects;

•	liquidity;

•	estimates of environmental liabilities;

•	our ability to obtain financing to fund our estimated expenditure and capital requirements;

•	factors impacting our results of operations; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates; timing and amount of production; unanticipated grade changes; unanticipated recovery or production problems; changes in mining and milling costs; operational problems at our mining property; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of pending and future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors.” Many of these factors are beyond our ability to control and predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K. Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These condensed consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 25, 2008.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT
Cash and cash equivalents	$2,868	$4,852
Derivative instruments (Note 5)	1,246	2,101
Restricted certificates of deposit	1,000	1,000
Accounts receivable and other	3,865	1,846
Prepaids	261	509
Inventories (Note 6)	4,086	2,169
Total current assets	13,326	12,477
Long-term investments (Note 5)	1,369	1,467
Property, plant and equipment	49,308	48,378
Deferred stripping costs	3,729	4,787
Restricted certificates of deposit	7,291	6,715
Other long-term assets	89	84
Future income tax assets	–	1,165
TOTAL ASSETS	$75,112	$75,073

LIABILITIES
CURRENT
Accounts payable	$2,056	$2,748
Accrued liabilities	2,919	2,940
Property and mining taxes payable	1,110	957
Notes payable and other current debt	4,688	7,617
Convertible debentures	4,987	–
Total current liabilities	15,760	14,262
Accrued long-term liabilities	295	289
Notes payable	127	159
Convertible debentures	–	5,537
Accrued site closure costs	9,627	9,442
Deferred gain (Note 4)	1,956	2,511
TOTAL LIABILITIES	27,765	32,200

Continuing operations (Note 1) Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	167,355	166,424
Equity component of convertible debentures	2,044	2,238
Note warrants	2,234	2,292
Contributed surplus	14,732	14,591
Deficit	(139,018)	(142,672)
TOTAL SHAREHOLDERS’ EQUITY	47,347	42,873
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,112	$75,073

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue from sale of minerals	$15,902	$2,890
Operating expenses
Direct operating costs	9,061	3,063
Depreciation and amortization	404	250
General and administrative expenses	929	1,140
Accretion expense – accrued site closure costs	177	127
Amortization of deferred gain	(555)	(71)
Exploration and business development	756	1,552
	10,772	6,061
Operating income (loss)	5,130	(3,171)
Other income (expenses)
Interest income	126	188
Interest expense (Note 8)	(1,148)	(1,145)
Financing costs	–	(480)
Realized gains on derivative contracts	518	–
Unrealized losses on derivative contracts	(855)	–
Foreign exchange loss and other	(117)	(39)
Net income (loss) and comprehensive income (loss) for the period	$3,654	$(4,647)

Basic and diluted net income (loss) per share	$0.02	$(0.03)

Basic weighted-average number of shares outstanding	159,336	142,673
Diluted weighted-average number of shares outstanding	165,023	142,673

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

	Share Capital		Equity Component of
	Number of Shares	Amount	Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance January 1, 2007, as adjusted	142,282	$159,029	$1,809	$1,062	$11,166	$(145,088)	$27,978

Shares issued for services	120	52	–	–	–	–	52
Shares issued for Huizopa settlement	1,000	540	–	–	–	–	540
Shares issued for Black Fox mineral rights	1,058	527	–	–	–	–	527
Flow-through shares issued for cash and related compensation warrants	7,455	3,857	–	–	58	–	3,915
Income tax benefits renounced to shareholders of flow–through units issued in 2006	–	(234)	–	–	–	–	(234)
Equity component of convertible debentures	–	–	2,292	–	–	–	2,292
Note warrants	–	–	–	2,292	–	–	2,292
Debenture compensation warrants	–	–	–	–	467	–	467
Note warrants exercised	3,933	2,506	–	(1,062)	129	–	1,573
Conversion of debentures	400	147	(54)	–	–	–	93
Redemption of debentures	–	–	(1,809)	–	1,809	–	–
Stock-based compensation	–	–	–	–	962	–	962
Net income	–	–	–	–	–	2,416	2,416
Balance, December 31, 2007	156,248	166,424	2,238	2,292	14,591	(142,672)	42,873
Warrants exercised	3,272	1,463	–	(58)	(1)	–	1,404
Conversion of debentures	1,456	633	(194)	–	–	–	439
Income tax benefits renounced to shareholders of flow–through units issued in 2007	–	(1,165)	–	–	–	–	(1,165)
Stock-based compensation	–	–	–	–	142	–	142
Net income and comprehensive income	–	–	–	–	–	3,654	3,654
Balance, March 31, 2008	160,976	$167,355	$2,044	$2,234	$14,732	$(139,018)	$47,347

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net income (loss) for the period	$3,654	$(4,647)
Items not affecting cash:
Depreciation and amortization	404	250
Amortization of deferred stripping costs	1,058	103
Financing costs	–	174
Stock–based compensation	142	198
Shares issued for services and settlement of claims	–	550
Accretion expense - accrued site closure costs	177	127
Accretion expense - convertible debentures	893	797
Interest paid on convertible debentures	(1,016)	(265)
Amortization of deferred gain	(555)	(71)
Net change in value of derivative instruments	337	–
Other	55	4
Net change in non-cash operating working capital items (Note 12)	(4,247)	398
Net cash provided by (used in) operating activities	902	(2,382)

Investing activities
Property, plant and equipment expenditures	(1,256)	(2,875)
Proceeds from settlement of derivative instruments	518	–
Deferred stripping costs	–	(2,252)
Restricted certificates of deposit	(576)	(393)
Net cash used in investing activities	(1,314)	(5,520)

Financing activities
Proceeds on issuance of convertible debentures and note warrants, net	–	8,062
Proceeds from exercise of warrants	1,404	66
Proceeds from notes payable	–	1,250
Payments of notes payable	(2,962)	(360)
Notes receivable from Elkhorn Tunnels, LLC	–	1,865
Net cash (used in) provided by financing activities	(1,558)	10,883

Effect of exchange rate changes on cash	(14)	(4)

Net (decrease) increase in cash and cash equivalents	(1,984)	2,977
Cash and cash equivalents, beginning of period	4,852	4,512
Cash and cash equivalents, end of period	$2,868	$7,489

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,388	$335
Income taxes paid	$–	$–

See Note 12 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
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

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co–product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn. The Mine is an open pit mine and mill located in the State of Montana that produces gold dore࿸ and lead-gold and zinc-gold concentrates. The Company also owns the Diamond Hill mine, which is also located in the State of Montana and is currently under care and maintenance.

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

(a) These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 15, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2007, except as disclosed in (b) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2007.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Changes in accounting policies

During the quarter, the Company adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments – Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments - Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

During the quarter, the Company adopted Handbook Section 3031 – Inventories, which replaces the former Section 3030 - Inventories. Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized. The Company has applied the new standard prospectively. The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition or operating results.

4.	MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine and Montana Tunnels Mining, Inc., a wholly owned subsidiary of Apollo (“MTMI”), contributed all of its assets and liabilities related to the Mine into the joint venture for a 50% interest in the Mine. Effective December 31, 2006, the Mine became a 50/50 joint venture. MTMI is the operator of the Mine. A separate committee consisting of two designees from each of MTMI and Elkhorn oversees the joint venture.

Elkhorn receives 55% and Apollo receives 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo will become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million). Thereafter, the sharing will be 50/50. Additionally, Elkhorn is entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 8) on its initial contribution of $13 million until it has received cash flow of $13 million. The interest distribution is based on the declining balance of this cash flow of $13 million and, as of March 31, 2008, Elkhorn had received cash flow of $9.1 million from the joint venture and Apollo had received $7.4 million. These cash flows to Elkhorn and Apollo are included in net cash used in financing activities below but are eliminated in the consolidated cash flow.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE (continued)

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.6 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$314	$306
Other non-cash current assets	6,604	3,190
	6,918	3,496
Property, plant and equipment	8,939	9,167
Deferred stripping costs	3,729	4,787
Restricted certificates of deposit	6,033	5,435
Total assets	$25,619	$22,885

Current liabilities	$3,887	$3,573
Notes payable	121	145
Accrued site closure costs	8,479	8,314
Total liabilities	$12,487	$12,032

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture for the three months ended March 31, 2008 and 2007 is as follows:

	March 31, 2008	March 31, 2007
Revenue from sale of minerals	$15,902	$2,890
Direct operating costs	9,059	3,063
Depreciation and amortization	379	224
Accretion expense – accrued site closure costs	165	116
	9,603	3,403
Operating income	6,299	(513)
Interest income	52	45
Interest expense	(112)	(348)
Income from continuing operations	$6,239	$(816)

Net cash provided by operating activities	$4,824	$966
Net cash used in investing activities	$(677)	$(2,727)
Net cash used in (provided by) financing activities	$(4,139)	$1,884

Cash used in financing activities includes cash distributed to the joint venture partners, Apollo and Elkhorn. These cash flows eliminate upon consolidation.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	DERIVATIVE INSTRUMENTS AND LONG-TERM INVESTMENTS

Fair value of derivative instruments and long-term investments as of March 31, 2008 and December 31, 2007 consists of:

	March 31, 2008			December 31, 2007
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Derivative financial instruments – lead and zinc contracts	$–	$1,246	$1,246	$–	$2,101	$2,101
Long-term investments: Auction rate securities	$1,500	$(131)	$1,369	$1,500	$(33)	$1,467

The Company has recorded an other than temporary impairment on its auction rate securities in the consolidated statement of operations of $98,000 during the three months ended March 31, 2008, and as such, no amounts have been recorded in other comprehensive income.

6.	INVENTORIES

Inventories consist of:

	March 31, 2008	December 31, 2007
Concentrate inventory	$1,072	$341
Doré inventory	24	56
Stockpiled ore inventory	1,957	749
Materials and supplies	1,033	1,023
	$4,086	$2,169

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

7.	SHARE CAPITAL

(a)	Shares issued in 2008

For the three months ended March 31, 2008, there were 3,271,834 shares issued upon exercise of warrants for proceeds of $1.4 million and 1,455,800 shares issued upon conversion of $0.7 million face value of February 2007 Series-A convertible debentures.

(b)	Warrants

The following table summarizes outstanding warrants as at March 31, 2008:

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	7,510,769	0.50	November 8, 2009
November 8, 2006	1,168,174	0.50	November 8, 2009
February 23, 2007	16,732,000	0.50	February 23, 2009
February 23, 2007	1,201,200	0.50	February 23, 2009
	26,612,143
		Exercisable in Cdn$
October 30, 2006	1,111,111	Cdn$ 1.15	October 30, 2008
March 31, 2008	5,250	Cdn$ 1.15	October 30, 2008
October 31, 2007	372,727	Cdn$ 0.55	April 30, 2009
	1,489,088
	28,101,231

In addition, 156,166 broker compensation warrants are outstanding which were issued on October 30, 2006. Each broker compensation warrant is exercisable at Cdn$0.45 for two years into one common share of the Company and one-half of one share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at Cdn$1.15 through October 30, 2008. The broker compensation warrants expire on October 30, 2008.

(c)	Options

The Company has a fixed stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company at a price based on the trading price of the Common Shares one trading day preceding the date of grant. Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors. The Company is authorized to issue a maximum of 12,139,686 fixed stock options. As at March 31, 2008, an aggregate of 3,788,270 fixed stock options were available for future grants of awards under the plan.

A summary of information concerning outstanding fixed stock options at March 31, 2008 is as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

7.	SHARE CAPITAL (continued)

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2007	6,227,503	$0.81
Options granted	2,152,488	0.66
Options cancelled	(28,575)	0.57
Options expired	–	–
Balance, March 31, 2008	8,351,416	$0.77

The following table summarizes information concerning outstanding and exercisable fixed stock options at March 31, 2008:
Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	3.4	50,000	$0.46
678,200	February 18, 2013	2.24	4.9	678,200	2.24
260,000	March 10, 2014	2.05	5.9	260,000	2.05
25,000	May 19, 2014	1.44	6.1	25,000	1.44
21,200	August 10, 2014	0.95	6.4	21,200	0.95
1,162,000	March 10, 2015	0.65	6.9	1,162,000	0.65
100,000	August 4, 2015	0.27	7.3	100,000	0.27
300,000	December 12, 2015	0.20	7.7	300,000	0.20
125,000	March 28, 2016	0.65	8.0	125,000	0.65
200,000	May 23, 2016	0.53	8.2	100,000	0.53
108,000	August 10, 2016	0.48	8.4	54,000	0.48
40,000	November 9, 2016	0.32	8.6	20,000	0.32
3,029,703	February 6, 2017	0.57	8.9	1,514,852	0.57
49,825	May 23, 2017	0.46	9.4	-	-
2,152,488	March 27, 2018	0.66	10.0	-	-
8,351,416		$0.77	8.3	4,410,252	$0.91

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	March 31, 2008	March 31, 2007
Risk-free interest rate	2.9%	4.0%
Dividend yield	0%	0%
Volatility	61%	71%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.39	$0.37

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	INTEREST EXPENSE

Interest expense consists of:

	March 31, 2008	March 31, 2007
Accretion on convertible debentures	$893	$797
Interest related to Montana Tunnels joint venture agreement (Note 4)	79	278
Capital leases and other	176	70
	$1,148	$1,145

9.	INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2008 since any taxable income will be offset by a recovery of prior tax losses. The Company did not record a recovery for income taxes for the period ended March 31, 2007 as the net loss carry forwards are fully offset by a valuation allowance.

10.	EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options by applying the treasury stock method.

Earnings used in determining earnings per share from continuing operations are presented below for the three months ended March 31, 2008.

	Net Income	Shares	Per Share
Basic earnings per share
Net income from continuing operations	$3,654	159,335,903	$0.02
Effect of dilutive securities: warrants	–	5,127,349	–
Effect of dilutive securities: stock options	–	559,341	–
Diluted earnings per share
Net income from continuing operations	$3,654	165,022,593	$0.02

Diluted loss per share for the three months ended March 31, 2007 is not presented as there were no dilutive securities for that period.

Warrants and stock options to purchase 1.1 million, and 12.1 million shares of common stock at average exercise prices of $1.02 and $0.84 were outstanding as of March 31, 2008 and 2007, respectively, but were not included in the computation of diluted weighted average number of common shares because the strike prices of the warrants and stock options exceeded the price of the common stock. Other warrants and stock options to purchase 36.3 million common shares that were outstanding as of March 31, 2007 were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive. Also, convertible debentures that were convertible at average conversion prices of $0.50 and $0.60 per share into 15.3 million and 28.8 million common shares that were outstanding at March 31, 2008 and 2007, respectively, were not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES

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

12.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the three months ended March 31 are:

	2008	2007
(Increase) decrease in:
Accounts receivable and other	$(2,018)	$(661)
Prepaids	244	29
Inventories	(1,918)	(581)
Increase (decrease) in:
Accounts payable	(692)	779
Accrued liabilities	(16)	895
Property and mining taxes payable	153	(63)
	$(4,247)	$398

(b)	Components of cash and cash equivalents are:

	March 31, 2008	March 31, 2007
Cash	$1,142	$261
Short-term investments	1,726	7,228
	$2,868	$7,489

(c)	Non-cash transactions

During the three months ended March 31, 2008, Series 2007-A convertible debentures with a face value of $728,000 were converted and the Company recorded a reduction of $481,000 in convertible debentures and a corresponding increase in equity. Also, future income tax assets of $1,165,000 were transferred to share capital upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007.

During the three months ended March 31, 2007, property, plant and equipment totaling $39,000 was acquired via issuance of a promissory note and the Company issued agent’s compensation warrants with a value of $294,000 for services rendered in connection with the issuance of the Series 2007-A convertible debentures.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include credit risk, liquidity risk, currency risk, interest rate risk and commodity risk. Where material, these risks are reviewed and monitored by the Board of Directors.

(a)	Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of the debt and equity balance. The Company’s overall strategy remains unchanged from 2007.

The capital structure of the Company consists of cash and cash equivalents, notes payable and other current debt, convertible debentures and equity attributable to common shareholders, comprising issued share capital, equity component of convertible debentures, note warrants, contributed surplus and deficit.

(b)	Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company. The Company’s credit risk is limited to trade receivables in the ordinary course of business. The Company sells its metal production exclusively to large international organizations with strong credit ratings and the balance of trade receivables owed to the Company in the ordinary course of business is not significant. The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments. Therefore, the Company is not exposed to significant credit risk and overall the Company’s credit risk has not changed significantly from the prior year.

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company. Other than disclosed in Note 5, the Company has not recorded an impairment on any of the financial assets of the Company during the three month period ending March 31, 2008.

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet, which has not changed significantly since year end. There are no material financial assets that the Company considers to be past due.

(c)	Liquidity Risk

Liquidity risk is the risk that the Company will not meet its financial obligations as they become due. The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for the existing capital expenditure program and plans for expansion, which are adjusted as input variables change. These variables include, but are not limited to, available bank lines, mineral production from existing operations, commodity prices, taxes and the availability of capital markets. As these variables change, liquidity risks may necessitate the need for the Company to conduct equity issues or obtain project debt financing.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

    Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms. The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents. At March 31, 2008, the Company is in compliance with its debt covenants. The Company’s overall liquidity risk has not changed significantly from the prior year.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include: Canadian dollar denominated cash and cash equivalents and accounts payable. As of March 31, 2008, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar is an increase of $0.2 million in net income for a 10% increase in the Canadian dollar and a decrease in net income of $0.2 million in net income for a 10% decrease in the Canadian dollar.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments. Currently, the Company’s outstanding borrowings consist of a credit facility with a balance of $4.1 million at March 31, 2008 and the Series 2007-A convertible debentures (“the Debentures”) which have an aggregate $7.7 million face value at March 31, 2008. The credit facility has a floating interest rate based on LIBOR plus 1.25% while the Debentures have a stated rate of 18% which increased from 12% on February 23, 2008 as part of the original terms. The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk. The weighted average interest rate paid by the Company during the quarter on its outstanding borrowings was 11.6%.

For the three months ended March 31, 2008, a 1% increase or decrease in interest rates would have impacted the amount of interest expense recorded during the quarter by approximately $0.1 million.

(f)	Commodity Price Risk

The Company’s principal businesses include the sale of several commodities. Revenues, earnings and cash flows from the sale of gold, lead, zinc and silver are sensitive to changes in market prices, over which the Company has little or no control. The Company has the ability to address its price-related exposures through the limited use of options, future and forward contracts, but generally does not enter into such arrangements.

On October 15, 2007, in order to meet certain loan criteria of the credit facility mentioned in (e) above, the Company entered into certain option contracts to buy and sell 2,267 tonnes (approximately 5,000,000 lbs) of lead and 3,418 tonnes (approximately 7,500,000 lbs) of zinc which equates to approximately 65% and 40% respectively of Apollo's share of lead and zinc production from the Mine during the 12-month term of the facility. Approximately half of the contracts remain outstanding at March 31, 2008. The lead and zinc option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb. No gold or silver production was hedged.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(g)	Fair Value Estimation

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions. Changes in these assumptions to reasonably possible alternative assumptions would not significantly affect the Company’s results.

The carrying value less impairment provision, if necessary, of cash and cash equivalents, restricted certificates of deposit, long-term investments, trade receivables and trade payables approximate their fair values. In addition, as the interest rate on the Company’s credit facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

14.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The segment information for Montana Tunnels assets and liabilities and the results of operations are reported under the proportionate consolidation method as a result of the JV Agreement (Note 4). The Montana Tunnels assets and liabilities and results of operations of the Montana Tunnels joint venture disclosed in Note 4 differ from the amounts below due to the inclusion of assets and liabilities and results of operations of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which primarily relate to the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

Amounts as at March 31, 2008 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$314	$18	$2,536	$2,868
Other non-cash current assets	6,625	95	3,738	10,458
	6,939	113	6,274	13,326
Long-term investments	–	–	1,369	1,369
Property, plant and equipment	8,947	37,285	3,076	49,308
Deferred stripping costs	3,729	–	–	3,729
Restricted certificates of deposit	6,655	628	8	7,291
Other long-term assets	–	89	–	89
Total assets	$26,270	$38,115	$10,727	$75,112

Current liabilities	$3,896	$473	$11,391	$15,760
Notes payable and other long-term liabilities	121	6	295	422
Accrued site closure costs	9,172	455	–	9,627
Deferred gain	1,956	–	–	1,956
Total liabilities	$15,145	$934	$11,686	$27,765

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

14.	SEGMENTED INFORMATION (continued)

Amounts at December 31, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$306	$(39)	$4,585	$4,852
Other non-cash current assets	3,206	171	4,248	7,625
	3,512	132	8,833	12,477
Long-term investments	–	–	1,467	1,467
Property, plant and equipment	9,176	36,100	3,102	48,378
Deferred stripping costs	4,787	–	–	4,787
Restricted certificates of deposit	6,057	650	8	6,715
Other long-term assets	–	84	–	84
Future income tax assets	–	–	1,165	1,165
Total assets	$23,532	$36,966	$14,575	$75,073

Current liabilities	$3,580	$688	$9,994	$14,262
Notes payable and other long-term liabilities	145	14	5,826	5,985
Accrued site closure costs	8,995	447	–	9,442
Deferred gain	2,511	–	–	2,511
Total liabilities	$15,231	$1,149	$15,820	$32,200

Amounts for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$15,902	$–	$–	$15,902
Direct operating costs	9,061	–	–	9,061
Depreciation and amortization	378	–	26	404
General and administrative expenses	–	–	929	929
Accretion expense – accrued site closure costs	177	–	–	177
Amortization of deferred gain	(555)	–	–	(555)
Exploration and business development	–	25	731	756
	9,061	25	1,686	10,772
Operating income (loss)	6,841	(25)	(1,686)	5,130
Interest income	52	–	74	126
Interest expense	(112)	–	(1,036)	(1,148)
Realized gain on derivative contracts	–	–	518	518
Change in unrealized gains - derivative contracts	–	–	(855)	(855)
Foreign exchange loss and other	–	–	(117)	(117)
Income (loss) from operations	$6,781	$(25)	$(3,102)	$3,654

Investing activities
Property, plant and equipment expenditures	$80	$1,176	$–	$1,256

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

14.	SEGMENTED INFORMATION (continued)

	Three months ended March 31, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$2,890	$–	$–	$2,890
Direct operating costs	3,063	–	–	3,063
Depreciation and amortization	224	–	26	250
General and administrative expenses	–	–	1,140	1,140
Accretion expense – accrued site closure costs	127	–	–	127
Amortization of deferred gain	(71)	–	–	(71)
Exploration and business development and other	–	–	1,552	1,552
	3,343	–	2,718	6,061
Operating loss	(453)	–	(2,718)	(3,171)
Interest income	45	–	143	188
Interest expense	(348)	–	(797)	(1,145)
Financing costs	–	–	(480)	(480)
Foreign exchange gain and other	–	–	(39)	(39)
Loss from operations	$(756)	$–	$(3,891)	$(4,647)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$2,379	$840	$1,947	$5,166

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

	Mar 31, 2008	Dec 31, 2007
Total assets in accordance with Canadian GAAP	$75,112	$75,073
Deferred financing costs (a)	107	160
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,487)	(12,032)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,759)	(1,812)
Deferred stripping costs (b)(iii)	(3,729)	(4,787)
Black Fox development costs(c)	(28,022)	(26,827)
Convertible debentures (d)	399	509
Income taxes (e)	–	(1,165)
Total assets in accordance with U.S. GAAP	$29,621	$29,119

Total liabilities in accordance with Canadian GAAP	$27,765	$32,200
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,487)	(12,032)
Deferred gain (b)(i)	(1,956)	(2,511)
Convertible debentures (d)	1,427	2,063
Income taxes (e)	–	628
Total liabilities in accordance with U.S. GAAP	$14,749	$20,348

Total shareholders’ equity in accordance with Canadian GAAP	$47,347	$42,873
Deferred financing costs (a)	107	160
Deferred gain (b)(i)	1,956	2,511
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,759)	(1,812)
Deferred stripping costs (b)(iii)	(3,729)	(4,787)
Black Fox development costs (c)	(28,022)	(26,827)
Convertible debentures (d)	(1,028)	(1,554)
Income taxes (e)	–	(1,793)
Total shareholders’ equity in accordance with U.S. GAAP	$14,872	$8,771

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$29,621	$29,119

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	Mar 31, 2008	Dec 31, 2007
Share capital	$167,862	$165,790
Note warrants	2,234	2,292
Contributed surplus	41,290	39,463
Deficit	(196,514)	(198,774)
Total shareholders’ equity in accordance with U.S. GAAP	$14,872	$8,771

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net income (loss) and net income (loss) per share would be adjusted as follows:

	Three months ended March 31,
	2008	2007
Net income (loss) for the period, based on Canadian GAAP	$3,654	$(4,647)
Financing costs (a)	(53)	–
Amortization of deferred gain (b)(i)	(555)	(71)
Change in depreciation of property, plant and equipment (b)(ii)	53	44
Capitalized deferred stripping and amortization (b)(iii)	1,058	(2,149)
Black Fox development costs (c)	(1,195)	(678)
Convertible debentures (d)	(1,330)	(5,319)
Income taxes (e)	628	–
Net income (loss) for the period based on U.S. GAAP	$2,260	$(12,820)
Comprehensive income (loss) based on U.S. GAAP	$2,260	$(12,820)
Basic and diluted net income (loss) per share in accordance with U.S. GAAP	$0.01	$(0.10)

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended March 31,
	2008	2007
Cash provided by (used in) operating activities based on Canadian GAAP	$902	$(2,382)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(4,824)	(966)
Black Fox development costs (c)	(1,195)	(678)
Cash used in operating activities based on U.S. GAAP	(5,117)	(4,026)

Cash used in investing activities based on Canadian GAAP	(1,314)	(5,520)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	677	2,727
Black Fox development costs (c)	1,195	678
Restricted cash for Canadian flow-through expenditures (e)	745	75
Cash provided by (used in) investing activities based on U.S. GAAP	1,303	(2,040)

Cash provided by financing activities based on Canadian GAAP	(1,558)	10,883
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	4,139	(1,884)
Cash provided by financing activities based on U.S. GAAP	2,581	8,999

Effect of exchange rate changes on cash	(14)	(4)

Net cash (outflow) inflow in accordance with U.S. GAAP	(1,247)	2,929
Cash, beginning of period in accordance with U.S. GAAP	1,334	3,718
Cash, end of period in accordance with U.S. GAAP	$87	$6,647

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)	Financing costs

As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred. Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt.

(b)	Montana Tunnels

(i) Joint venture

Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine (“MTM”) using the proportionate consolidation method whereby the Company’s proportionate share of each line item of MTM’s assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements (Note 4).  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investee’s earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher. Under U.S. GAAP the gain on transfer of the Company's interest in MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net income using the units-of-production method over the expected life of mine based on the recoverable gold equivalent ounces. The adjustments to reconcile between Canadian GAAP and U.S. GAAP for Montana Tunnels have been presented separately rather than being presented as a single equity accounting adjustment.  The Company believes that this presentation provides more detailed information to a reader of the financial statements enabling the reader to reconcile the individual adjustments to the primary Canadian GAAP financial statements and footnotes.

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

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures are expensed as incurred. Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $28.0 million has been recorded as at March 31, 2008 and an additional expense of $1.2 million has been recorded for the three months then ended.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

On April 14, 2008, the Company filed a Canadian National Instrument 43-101 prepared to U.S. standards. Therefore, effective April 2008, under U.S. GAAP, mining development costs at the Black Fox Project will be capitalized.

(d)	Convertible debenture

Under Canadian GAAP, the Series 2007-A convertible debentures were recorded as a compound financial instrument including detachable note warrants. On issuance, under U.S. GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability. Further, under U.S. GAAP, the beneficial conversion features determined using the effective conversion prices based on the proceeds allocated to the convertible debentures in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, is allocated to contributed surplus. This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance. Canadian GAAP does not require the recognition of any beneficial conversion feature.

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at March 31, 2008, unexpended flow-through funds were $2.5 million (December 31, 2007 - $3.2 million).

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities. For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above. An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company and/or one of its subsidiaries are subject to the following material taxing jurisdictions: United States and Canada. The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accrued interest or penalties related to uncertain tax positions as of March 31, 2008.

(g)	Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were adopted January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations or cash flows.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

16.	SUBSEQUENT EVENT

On April 26, 2008, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), declared effective by the SEC on May 7, 2008, that allows the Company to sell, from time to time, up to $100 million of its debt securities, common stock and warrants in one or more offerings. The Company is not required to offer or sell all or any portion of the Securities in the future under the registration statement and will do so only if market conditions warrant. The terms of any offering under the registration statement will be established at the time of such offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 15 to the attached consolidated financial statements.

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

Corporate

On April 26, 2008, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), declared effective by the SEC on May 7, 2008, that allows us to sell, from time to time, up to $100 million of our debt securities, common stock and warrants (the “Securities”) in one or more offerings. We are not required to offer or sell all or any portion of the Securities in the future under the registration statement and will do so only if market conditions warrant. The terms of any offering under the registration statement will be established at the time of such offering.

Montana Tunnels

During the first quarter 2008, approximately 2,255,000 tons were mined, of which 1,982,000 tons were ore. The mill processed 1,227,000 tons of ore at an average throughput of 13,500 tons per day for the quarter and there was an increase in the ore stockpiled at the mill site of approximately 750,000 tons of ore during the quarter. As at March 31, 2008 the ore stockpile sitting alongside the mill was 1,260,000 tons. Payable production was 13,900 ounces of gold, 170,000 ounces of silver, 4,249,000 lbs of lead and 8,864,000 lbs of zinc. Apollo’s share of this production is 50%.

Grade:		Recoveries:
Au ounces per ton	0.0157	Au	81.40%
Ag ounces per ton	0.1730	Ag	83.52%
Pb %	0.2300	Pb	80.70%
Zn %	0.6400	Zn	82.50%

Total cash costs for the first quarter 2008 on a by-product basis were minus $3 per ounce of gold and on a co-product basis they were $561 per ounce of gold, $8.20 per ounce of silver, $0.81 per lb of lead and $0.62 per lb of zinc.

During the first quarter 2008, the joint venture spent $0.2 million on capital expenditures. Apollo’s share of these capital expenditures is 50%. Also in the first quarter 2008, the joint venture distributed $7.9 million to its principals, 55% of which went to Elkhorn and 45% of which went to Apollo.

On April 27, 2008, we shut down the ball mill after a crack in the ball mill was discovered. Repairs to the ball mill will take approximately three weeks. Mine crews are expected to be idle during the second two weeks of the repairs. We had approximately 12 days of concentrate production in stock awaiting shipment at the time of the discovery. The mill is scheduled to restart operations in the week commencing May 19, 2008.

Black Fox

On February 29, 2008, we announced a new probable reserve statement that incorporates the results of the infill drilling program, which shows a new probable reserve of 1,330,000 ounces of gold, an increase of 328,000 ounces, based on a gold price of $650 per ounce. The Canadian Instrument, NI 43-101, prepared to a bankable standard (“bankable feasibility study”), was filed on April 14, 2008. A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. The table below summarizes the Black Fox Total Mineral Reserve.

Black Fox Probable Reserve Statement as of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

On March 26, 2008, we announced that we had signed a non-binding letter of intent pursuant to which St Andrew will sell its Stock Mine property, including its mill and related equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario, to us for a purchase price of $20 million and the assumption of certain related liabilities. The purchase price will be paid in two installments, with the first installment of Cdn$1.5 million to be paid on execution of a definitive asset purchase agreement and with the balance to be paid at the closing of the acquisition , which is expected to occur on or about June 30, 2008. We will also be responsible for the refund to St Andrew of its bonding commitment at the Stock Mine of approximately $1.2 million. The Stock Mill was in operation until May 2007 and processed, in the past, approximately 1 million tonnes of ore from the Glimmer mine, the former mining operation situated at the current location of the Black Fox deposit. Completion of the transaction is subject to satisfactory completion of due diligence and Board approval by Apollo Gold, Board approval by St Andrew, the negotiation and execution of definitive agreements, regulatory approval and other customary conditions. Completion of the acquisition cannot be assessed or guaranteed.

Huizopa Project

During the first quarter 2008, we commenced a helicopter assisted core drilling program on two identified targets at its Huizopa project. At March 31, 2008, twelve core holes had been completed and assays were expected during the second quarter 2008.

Production & Metals Price Averages

The table below summarizes our share of production of gold, silver and other metals, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended March 31, 2008	Three months ended March 31, 2007 (1)
Metal Sales:
Gold (ounces)	6,933	1,161
Silver (ounces)	85,048	24,189
Lead (pounds)	2,124,695	503,977
Zinc (pounds)	4,431,797	925,015
Total revenue ($millions)	$15.9	$2.9
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$(3)	$(270)
Total production costs per ounce of gold	$132	$(174)
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$561	$418
Total cash costs per ounce of silver	$8.20	$8.41
Total cash costs per pound of lead	$0.81	$0.55
Total cash costs per pound of zinc	$0.62	$0.95
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$927	$656
Silver - London bullion mkt. ($/ounce)	$17.68	$13.18
Lead - LME ($/pound)	$1.31	$0.81
Zinc - LME ($/pound)	$1.10	$1.57

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended March 31, 2008	One month ended March 31, 2007 (1)
Gold ounces sold	6,933	1,161
Direct operating costs	$9,059	$1,816
Less: Mining taxes, royalty expenses	491	85
By-product credits	9,079	2,129
Cash operating cost	(511)	(398)
Cash operating cost per ounce of gold	$(74)	$(343)
Cash operating costs	(511)	(398)
Add: Mining taxes, royalty expenses	491	85
Total cash costs	(20)	(313)
Total cash cost per ounce of gold	$(3)	$(270)
Total cash costs	(20)	(313)
Add: Depreciation & amortization (operations only)	934	111
Total production costs	914	(202)
Total production cost per ounce of gold	$132	$(174)

(1)	Production in the first quarter of 2007 only includes the month of March as milling was restarted on March 1, 2007 after being shut down since May of 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue from the Sale of Minerals.

Revenue for the three months ended March 31, 2008 increased 450% to $15.9 million from $2.9 million for the same period in 2007. Production in the first quarter of 2007 only includes the month of March as milling was restarted on March 1, 2007, after being shut down since May of 2006. Revenues also benefited from higher prevailing metal prices with gold, lead and silver being 43%, 62% and 33%, respectively, higher than in the first quarter 2008 compared to the first quarter 2007. The prevailing price of zinc was 30% lower in the first quarter 2008 compared to the first quarter 2007.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the three months ended March 31, 2008 increased 196% to $9.1 million from $3.1 million for the three months ended March 31, 2007.  This increase is a direct result of a full three months of production in the first quarter of 2008 compared to just one month of production in the first quarter of 2007 as the mill was restarted on March 1, 2007 after being shut down since May of 2006.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were $0.9 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

Accretion Expense – Accrued Site Closure Costs. Accrued accretion expense was $0.2 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in 2007.

Amortization of Deferred Gain. Amortization of deferred gain relating to the transfer of assets and liabilities to Montana Tunnels joint venture was $0.6 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related land expenses mainly at our Huizopa project in Mexico, totaled $0.8 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 78% to $10.8 million for the three months ended March 31, 2008, from $6.1 million for the three months ended March 31, 2007.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.1 million and interest expense of $1.1 million during the three months ended March 31, 2008 compared to $0.2 million in interest income and $1.1 million in interest expense during the three months ended March 31, 2007.

Financing Costs. Financing costs during the three months ended March 31, 2008 were nil, compared to $0.5 million for the same period in 2007. The 2007 costs relate to the Series 2007-A convertible debentures that were issued in February 2007.

Net Income (Loss).

As a result of the foregoing, the Company recorded net income of $3.7 million, or $0.02 per share, for the three months ended March 31, 2008, as compared to a net loss of $4.6 million, or $0.03 per share, for the three months ended March 31, 2007.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and funding from joint venture partners. At March 31, 2008, we had cash of $2.9 million, compared to cash of $4.9 million at December 31, 2007. The decrease in cash since December 31, 2007 is primarily the result of financing cash outflows of $1.6 million and investing cash outflows of $1.3 million, partially offset by operating cash inflows of $0.9 million.

During the three months ended March 31, 2008, net cash used in investing activities totaled $1.3 million. Capital expenditures for property, plant and equipment of $1.3 million include $1.2 million for the further development of the Black Fox Project and $0.1 million spent at Montana Tunnels. Other investing activities include cash outflows of $0.6 million for the funding of the Montana Tunnels reclamation liability and cash inflows of $0.5 million from settlement of lead and zinc derivative contracts that matured at the end of March.

During the three months ended March 31, 2008, cash used in financing activities was $1.6 million. Payments of notes payable accounted for cash outflows of $3.0 million. Cash inflows of financing activities included the exercise of 3.3 million warrants at an average exercise price of $0.43 per common share for proceeds of $1.4 million.

We estimate that with our March 31, 2008 cash balance of $2.9 million and the projected cash flows from the Montana Tunnels mine joint venture, we will have sufficient funds to finance the current 2008 work programs of $2.2 million at Black Fox and $1.6 million for exploration at Huizopa, as well as corporate overhead. However, with the completion of the feasibility study at Black Fox and our proposed acquisition of St Andrew Goldfield’s stock mill located near our Black Fox Project, we are exploring financing opportunities to further develop the Black Fox Project, pay for the proposed acquisition of the stock mill and expand the 2008 work program at Black Fox, which may include project financing at Black Fox, the issuance of equity, and flow-through financing. The availability, amount, terms and timing of future financings are not certain at this time.

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

None.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of March 31, 2008, we have accrued $9.6 million related to reclamation, an increase of $0.2 million from December 31, 2007. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million at March 31, 2008. We have accrued the present value of management’s estimate of the liability as of March 31, 2008.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 15 of our interim financial statements.

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

For other critical accounting policies, please refer to those disclosed in our 10-K filing for the year ended December 31, 2007 and to the changes in accounting policies described below.

CHANGES IN ACCOUNTING POLICIES

During the quarter, the Company adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments – Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments – Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

During the quarter, the Company adopted Handbook Section 3031 – Inventories, which replaces the former Section 3030 – Inventories. Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized. The Company has applied the new standard prospectively. The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition or operating results.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by us, including consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms, and ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. A negotiated settlement was tentatively reached between us and the plaintiffs and is expected to be finalized later in 2008. We believe the resolution of this matter will not have a material impact on our financial statements.

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

APOLLO GOLD CORPORATION

Date: May 12, 2008	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date: May 12, 2008	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act