Form 10-Q
period 2008-06-30
APOLLO GOLD CORP
filed 2008-08-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At August 8, 2008, there were 202,860,257 common shares of Apollo Gold Corporation outstanding.

Certification of CEO Pursuant to Section 302	Exhibit 31.1
Certification of CFO Pursuant to Section 302	Exhibit 31.2
Certification of CEO and CFO Pursuant to Section 906	Exhibit 32.1

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. These statements include comments regarding:

•	plans for Black Fox and Huizopa, including development, exploration and drilling, and the ability to finance development

•	future financing of projects, including the contemplated $75 million debt financing for Black Fox

•	liquidity to support operations and debt repayment

•	operational results and future timing of cash flow from the Montana Tunnels mine;

•	the establishment and estimates of mineral reserves and resources;

•	production and production costs;

•	daily production and mill throughput rates;

•	cash operating costs;

•	total cash costs;

•	grades of ore mined and milled;

•	grade of concentrates produced;

•	anticipated expenditures for development, exploration, and corporate overhead;

•	timing and issue of permits;

•	expansion plans for existing properties;

•	estimates of closure costs;

•	estimates of environmental liabilities;

•	our ability to obtain financing to fund our estimated expenditure and capital requirements;

•	factors impacting our results of operations; and

•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates; timing and amount of production; unanticipated grade changes; unanticipated recovery or production problems; changes in mining and milling costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors.” Many of these factors are beyond our ability to control and predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

NON-GAAP FINANCIAL INFORMATION

In this Quarterly Report on Form 10-Q, Apollo uses the terms “cash operating costs,” “total cash costs” and “total production costs,” each of which are considered non-GAAP financial measures as defined in the United States Securities and Exchange Commission Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These terms are used by management to assess performance of individual operations and to compare Apollo’s performance to other gold producers.

The term “cash operating costs” is used on a per ounce of gold basis. Cash operating costs per ounce is equivalent to direct operating cost, as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead and zinc.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT
Cash and cash equivalents	$602	$4,852
Derivative instruments (Note 5)	1,368	2,101
Restricted certificates of deposit	1,000	1,000
Accounts receivable and other	2,285	1,846
Prepaids	44	509
Inventories (Note 6)	3,805	2,169
Total current assets	9,104	12,477
Long-term investments (Note 5)	1,300	1,467
Property, plant and equipment	52,774	48,378
Deferred stripping costs	3,025	4,787
Restricted certificates of deposit	7,880	6,715
Other long-term assets	1,722	84
Future income tax assets	-	1,165
TOTAL ASSETS	$75,805	$75,073
LIABILITIES
CURRENT
Accounts payable	$4,472	$2,748
Accrued liabilities	1,766	2,940
Property and mining taxes payable	1,268	957
Notes payable and other current debt (Note 13)	4,390	7,617
Convertible debentures	5,710	-
Total current liabilities	17,606	14,262
Accrued long-term liabilities	302	289
Notes payable	96	159
Convertible debentures	-	5,537
Accrued site closure costs	9,812	9,442
Deferred gain (Note 4)	1,587	2,511
TOTAL LIABILITIES	29,403	32,200

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Share capital (Note 7)	167,556	166,424
Equity component of convertible debentures	1,987	2,238
Note warrants	2,234	2,292
Contributed surplus	14,972	14,591
Deficit	(140,347)	(142,672)
TOTAL SHAREHOLDERS’ EQUITY	46,402	42,873
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,805	$75,073

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue from sale of minerals	$10,019	$12,841	$25,921	$15,731
Operating expenses
Direct operating costs	9,469	7,932	18,530	10,995
Depreciation and amortization	355	380	759	630
General and administrative expenses	1,159	859	2,088	1,999
Accretion expense - accrued site closure costs	178	127	355	254
Amortization of deferred gain	(369)	(358)	(924)	(429)
Exploration and business development	1,001	185	1,757	1,737
	11,793	9,125	22,565	15,186
Operating (loss) income	(1,774)	3,716	3,356	545
Other income (expenses)
Interest income	83	151	209	339
Interest expense (Note 8)	(1,021)	(1,468)	(2,169)	(2,613)
Financing costs	-	-	-	(480)
Realized gains on derivative contracts	1,432	-	1,950	-
Unrealized gains (losses) on derivative contracts	122	-	(733)	-
Foreign exchange loss and other	(108)	37	(225)	(2)
(Loss) income from continuing operations before income taxes	(1,266)	2,436	2,388	(2,211)
Income taxes	(63)	-	(63)	-
Net (loss) income and comprehensive income (loss) income for the period	$(1,329)	$2,436	$2,325	$(2,211)

Basic and diluted net (loss) income per share (Note 10)	$(0.01)	$0.02	$0.01	$(0.02)

Basic weighted-average number of shares outstanding	161,169	143,467	160,252	143,072
Diluted weighted-average number of shares	161,169	144,746	165,885	143,072

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

	Share Capital		Equity Component
	Number of Shares	Amount	of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance January 1, 2007, as adjusted	142,282	$159,029	$1,809	$1,062	$11,166	$(145,088)	$27,978

Shares issued for services	120	52	-	-	-	-	52
Shares issued for Huizopa settlement	1,000	540	-	-	-	-	540
Shares issued for Black Fox mineral rights	1,058	527	-	-	-	-	527
Flow-through shares issued for cash and related compensation warrants	7,455	3,857	-	-	58	-	3,915
Income tax benefits renounced to shareholders of flow-through units issued in 2006	-	(234)	-	-	-	-	(234)
Equity component of convertible debentures	-	-	2,292	-	-	-	2,292
Note warrants	-	-	-	2,292	-	-	2,292
Debenture compensation warrants	-	-	-	-	467	-	467
Note warrants exercised	3,933	2,506	-	(1,062)	129	-	1,573
Conversion of debentures	400	147	(54)	-	-	-	93
Redemption of debentures	-	-	(1,809)	-	1,809	-	-
Stock-based compensation	-	-	-	-	962	-	962
Net income and comprehensive income	-	-	-	-	-	2,416	2,416
Balance, December 31, 2007	156,248	166,424	2,238	2,292	14,591	(142,672)	42,873
Warrants exercised	3,272	1,463	-	(58)	(1)	-	1,404
Conversion of debentures	1,884	834	(251)	-	-	-	583
Income tax benefits renounced to shareholders of flow-through units issued in 2007	-	(1,165)	-	-	-	-	(1,165)
Stock-based compensation	-	-	-	-	382	-	382
Net income and comprehensive income	-	-	-	-	-	2,325	2,325
Balance, June 30, 2008	161,404	$167,556	$1,987	$2,234	$14,972	$(140,347)	$46,402

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities
Net (loss) income for the period	$(1,329)	$2,436	$2,325	$(2,211)
Items not affecting cash:
Depreciation and amortization	355	380	759	630
Amortization of deferred stripping costs	704	558	1,762	661
Financing costs	-	-	-	174
Stock-based compensation	240	189	382	387
Shares issued for services and settlement of claims	-	-	-	550
Accretion expense - accrued site closure costs	178	127	355	254
Accretion expense - convertible debentures	877	1,203	1,770	2,000
Interest paid on convertible debentures	-	(264)	(1,016)	(529)
Amortization of deferred gain	(369)	(358)	(924)	(429)
Net change in value of derivative instruments	(1,554)	-	(1,217)	-
Other	160	(6)	215	(2)
Net change in non-cash operating working capital items (Note 12)	3,468	(762)	(779)	(364)
Net cash provided by operating activities	2,730	3,503	3,632	1,121

Investing activities
Property, plant and equipment expenditures	(2,388)	(802)	(3,644)	(3,677)
Proceeds from settlement of derivative contracts	1,432	-	1,950	-
Deferred stripping costs	-	(1,496)	-	(3,748)
Restricted certificate of deposit and other assets	(2,183)	(499)	(2,759)	(892)
Net cash used in investing activities	(3,139)	(2,797)	(4,453)	(8,317)

Financing activities
Proceeds on issuance of convertible debentures and note warrants, net	-	-	-	8,062
Proceeds from exercise of warrants	-	-	1,404	66
Proceeds from notes payable and other current debt	955	-	955	1,250
Payments of notes payable	(2,782)	(1,125)	(5,744)	(1,485)
Notes receivable from Elkhorn Tunnels, LLC	-	-	-	1,865
Net cash (used in) provided by financing activities	(1,827)	(1,125)	(3,385)	9,758

Effect of exchange rate changes on cash and cash equivalents	(30)	6	(44)	2

Net (decrease) increase in cash and cash equivalents	(2,266)	(413)	(4,250)	2,564
Cash and cash equivalents, beginning of period	2,868	7,489	4,852	4,512
Cash and cash equivalents, end of period (Note 12)	$602	$7,076	$602	$7,076

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$114	$334	$1,502	$604
Income taxes paid	$-	$-	$-	$-

See Note 12 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
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

If the Company is unable to generate sufficient cash flow from the Montana Tunnels joint venture and/or secure additional financing (see Note 16), it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.            NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development. The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn. The Mine is an open pit mine and mill located in the State of Montana that produces gold dore and lead-gold and zinc-gold concentrates. The Company owns the Diamond Hill mine, which is also located in Montana and is currently under care and maintenance.

Apollo has a development property, the Black Fox development project (the “Black Fox Project”), which is located near the Township of Matheson in the Province of Ontario, Canada. Apollo also owns Mexican subsidiaries that own concessions at the Huizopa exploration project (the “Huizopa Project”), which is located in the Sierra Madres in Chihuahua, Mexico.

3.            SIGNIFICANT ACCOUNTING POLICIES

(a)  These unaudited condensed consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 15, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2007, except as disclosed in (b) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2007.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)  Changes in accounting policies

Effective January 1, 2008, the Company adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments - Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments - Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any externally imposed capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments - Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

Effective January 1, 2008, the Company adopted Handbook Section 3031 - Inventories, which replaces the former Section 3030 - Inventories. Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized. The Company has applied the new standard retrospectively, without restatement. The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition, operating results, or the opening balance of Inventories.

4.             MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a joint venture agreement with Elkhorn (the “JV Agreement”) in respect of the Montana Tunnels mine. Elkhorn contributed $13 million in return for a 50% interest in the Mine and Montana Tunnels Mining, Inc., a wholly owned subsidiary of Apollo (“MTMI”), contributed all of its assets and liabilities related to the Mine into the joint venture for a 50% interest in the Mine. Effective December 31, 2006, the Mine became a 50/50 joint venture. MTMI is the operator of the Mine. A separate committee consisting of two designees from each of MTMI and Elkhorn oversees the joint venture.

Elkhorn receives 55% and Apollo receives 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until such time as Elkhorn has received cash flow of $13 million (at which time Apollo will have received $10.6 million). At that time, Apollo will become entitled to 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million). Thereafter, the sharing will be 50/50. Additionally, Elkhorn is entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 8) on its initial contribution of $13 million until it has received cash flow of $13 million. The interest distribution is based on the declining balance of this cash flow of $13 million and, as of June 30, 2008, Elkhorn had received cash flow of $12.4 million from the joint venture and Apollo had received $10.1 million. These cash flows to Elkhorn and Apollo are included in net cash used in financing activities below but are eliminated in the consolidated cash flow.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.             MONTANA TUNNELS JOINT VENTURE (continued)

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.4 million and $0.9 million for the three and six months ended June 30, 2008 and $0.4 million and $0.4 million for the three and six months ended June 30, 2007, respectively.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	June 30, 2008	December 31, 2007
Current
Cash and cash equivalents	$454	$306
Other non-cash current assets	3,950	3,190
	4,404	3,496
Property, plant and equipment	8,712	9,167
Deferred stripping costs	3,025	4,787
Restricted certificates of deposit	6,617	5,435
Total assets	$22,758	$22,885

Current liabilities	3,871	3,573
Notes payable	96	145
Accrued site closure costs	8,643	8,314
Total liabilities	$12,610	$12,032

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.             MONTANA TUNNELS JOINT VENTURE (continued)

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue from sale of minerals	$10,019	$12,841	$25,921	$15,731
Direct operating costs	9,467	7,932	18,526	10,995
Depreciation and amortization	326	354	705	578
Accretion expense - accrued site closure costs	164	116	329	232
	9,957	8,402	19,560	11,805
Operating income	62	4,439	6,361	3,926
Interest income	38	52	90	97
Interest expense	(102)	(239)	(214)	(587)
(Loss) income from continuing operations	$(2)	$4,252	$6,237	$3,436

Net cash provided by operating activities	$3,987	$2,299	$8,811	$3,265
Net cash used in investing activities	$(684)	$(2,128)	$(1,361)	$(4,855)
Net cash (used in) provided by financing activities	$(3,164)	$1,150	$(7,303)	$3,034

Cash used in financing activities includes cash distributed to the joint venture partners, Apollo and Elkhorn. These cash flows eliminate upon consolidation.

5.             FAIR VALUE OF DERIVATIVE INSTRUMENTS AND LONG-TERM INVESTMENTS

The fair value of the Company’s derivative instruments, which are comprised of lead and zinc contracts, are $1.4 million and $2.1 million as of June 30, 2008 and December 31, 2007, respectively. The cost basis of these instruments at June 30, 2008 and December 31, 2007 is $nil and, as a result, the Company has recorded unrealized gains of $1.4 million and $2.1 million as of June 30, 2008 and December 31, 2007, respectively.

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in Long-term investments, with a face value of $1.5 million. The Company has recorded an other than temporary impairment on its ARS in the consolidated statement of $0.1 million and $0.2 million during the three and six months ended June 30, 2008, respectively, and as such, no amounts have been recorded in other comprehensive income. The adjusted cost basis and fair value of ARS at June 30, 2008 are $1.3 million. See Note 13(b). On June 4, 2008, the ARS were pledged as collateral for a $0.96 million margin loan.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

6.            INVENTORIES

Inventories consist of:

	June 30, 2008	December 31, 2007
Concentrate inventory	$491	$341
Doré inventory	-	56
Stockpiled ore inventory	2,317	749
Materials and supplies	997	1,023
	$3,805	$2,169

7.            SHARE CAPITAL

(a)  Shares issued in 2008

For the six months ended June 30, 2008, there were 3,271,834 shares issued upon exercise of warrants for proceeds of $1.4 million and 1,883,800 shares issued upon conversion of $0.9 million face value of February 2007 Series-A convertible debentures.

(b)  Warrants

The following summarizes outstanding warrants as at June 30, 2008:

Date Issued	Number of Warrants and of Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	8,678,943	0.50	November 8, 2009
February 23, 2007	17,933,200	0.50	February 23, 2009
	26,612,143
		Exercisable in Cdn$
October 30, 2006	1,111,111	Cdn$ 1.15	October 30, 2008
March 31, 2008	5,250	Cdn$ 1.15	October 30, 2008
October 31, 2007	372,727	Cdn$ 0.55	April 30, 2009
	1,489,088
	28,101,231

In addition, 156,166 broker compensation warrants are outstanding which were issued on October 30, 2006. Each broker compensation warrant is exercisable at Cdn$0.45 for two years into one common share of the Company and one-half of one share purchase warrant, with each whole share purchase warrant exercisable into one common share of the Company at Cdn$1.15. The broker compensation warrants expire on October 30, 2008.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

7.            SHARE CAPITAL (continued)

(c)  Options

A summary of information concerning outstanding stock options at June 30, 2008 is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2007	6,227,503	$0.81
Options granted	2,152,488	0.66
Options forfeited	(84,358)	0.59
Balance, June 30, 2008	8,295,633	$0.77

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2008:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	3.2	50,000	$0.46
678,200	February 18, 2013	2.24	4.6	678,200	2.24
260,000	March 10, 2014	2.05	5.7	260,000	2.05
25,000	May 19, 2014	1.44	5.9	25,000	1.44
21,200	August 10, 2014	0.95	6.1	21,200	0.95
1,162,000	March 10, 2015	0.65	6.7	1,162,000	0.65
100,000	August 4, 2015	0.27	7.1	100,000	0.27
300,000	December 12, 2015	0.20	7.5	300,000	0.20
125,000	March 28, 2016	0.65	7.7	125,000	0.65
200,000	May 23, 2016	0.53	7.9	200,000	0.53
108,000	August 10, 2016	0.48	8.1	54,000	0.48
40,000	November 9, 2016	0.32	8.4	20,000	0.32
2,994,920	February 6, 2017	0.57	8.6	1,497,460	0.57
49,825	August 13, 2017	0.46	9.1	-	-
2,131,488	March 27, 2018	0.66	9.7	-	-
8,295,633		$0.77	8.0	4,492,860	$0.90

(d)  Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Six months ended June 30,
	2008	2007
Risk free interest rate	2.9%	4.0%
Dividend yield	0%	0%
Volatility	73%	71%
Expected life in years	6%	6%
Weighted average grant-date fair value of stock options	$0.44	$0.38

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.            INTEREST EXPENSE

Interest expense consists of:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Accretion on convertible debentures	$877	$1,203	$1,770	$2,000
Interest related to Montana Tunnels joint venture agreement (Note 4)	22	171	101	449
Capital leases and other	122	94	298	164
	$1,021	$1,468	$2,169	$2,613

9.             INCOME TAXES

The Company recorded $0.1 million in income tax expense for the period ended June 30, 2008 for alternative minimum taxes resulting on its income from U.S. operations. There was no other income tax expense recorded for the period since additional taxable income will be offset by a recovery of prior tax losses. The Company did not record a recovery for income taxes for the period ended June 30, 2007 as the net loss carry forwards are fully offset by a valuation allowance.

10.           EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options by applying the treasury stock method.

Earnings used in determining earnings per share are presented below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,329)	$2,436	$2,325	$(2,211)
Weighted average number of shares, basic	161,168,592	143,467,186	160,252,248	143,072,061
Dilutive securities:
Options	-	225,349	549,662	-
Warrants	-	1,053,341	5,083,533	-
Weighted average number of shares, diluted	161,168,592	144,745,876	165,885,443	143,072,061
Basic and diluted net (loss) income per share	$(0.01)	$0.02	$0.01	$(0.02)

For the calculation of EPS for the six months ended June 30, 2008, warrants and stock options to purchase 5.5 million shares of common stock at an average exercise price of $1.02 were outstanding, but were not included in the computation of diluted weighted average number of shares (the “EPS computation”) because the strike prices of the warrants and stock options exceeded the average price of the common shares. For the calculation of EPS for the three months ended June 30, 2007, warrants and stock options to purchase 36.3 million shares of common stock at an average exercise price of $0.58 were outstanding, but were not included in the EPS computation for the same reason. Due to a net loss for the three months ended June 30, 2008, 36.6 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive and for the six months ended

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.           EARNINGS PER SHARE (continued)

June 30, 2007, 43.2 million warrants and stock options were excluded from the EPS computation for the same reason. Also, for the three and six months ended June 30, 2008, outstanding convertible debentures that were convertible at $0.50 per share into 14.9 million common shares were not included in the EPS computation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, outstanding convertible debentures that were convertible at an average of $0.60 per share into 28.8 million common shares were not included in the EPS computation because their effect would have been anti-dilutive.

11.          COMMITMENTS AND CONTINGENCIES

(a)  WARN Act litigation at Montana Tunnels

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at the Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations related to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs alleged that the Company gave a deficient WARN Act notice in connection with the terminations and were seeking damages for back pay and benefits. A negotiated settlement was reached between the Company and the plaintiffs and a final cash settlement was paid on July 8, 2008.

(b)  Asset Purchase Agreement with St Andrew for Stock Mill Complex

On June 6, 2008, the Company entered into a binding asset purchase agreement (the “Binding Agreement”) with St Andrew Goldfields Ltd. (“St Andrew”), a significant shareholder of the Company, pursuant to which St Andrew agreed to sell its Stock Mill complex, including its mill and related equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario (collectively, the “Stock Mill Complex”), to Apollo for a purchase price of $19.6 million (Cdn$20 million) (the “Purchase Price”). In connection with the acquisition of the Stock Mill Complex, Apollo agreed to assume certain contractual liabilities of St Andrew and environmental liabilities relating to events after the closing of the transactions contemplated by the Binding Agreement. On June 30, 2008, the Company entered into an amending agreement (the “Amending Agreement”) to amend certain terms of the Binding Agreement. As of June 6 and 30, 2008, St Andrew held approximately 28.3 million common shares of the Company (17.5% of the outstanding common shares).

The Amending Agreement provides, among other things, that the purchase and sale of the Stock Mill Complex will take place on the date that the final payment is made by Apollo to St Andrew, being on or before August 29, 2008, with no further right of Apollo to extend such date. Apollo paid a $1.5 million (Cdn$1.5 million) deposit to St Andrew on June 10, 2008, recorded in Other long-term assets, and the Amending Agreement provides that the balance of the Purchase Price (the “Balance”) is due and payable as follows: (i) $3.9 million (Cdn$4.0 million) in cash is to be paid by Apollo to St Andrew on July 3, 2008; (ii) $5.9 million (Cdn$6.0 million) in cash is to be paid by Apollo to St Andrew on or before July 31, 2008; and (iii) $8.3 million (Cdn$8.5 million) (the “Final Payment”) is to be paid by Apollo to St Andrew on or before August 29, 2008.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

11.          COMMITMENTS AND CONTINGENCIES (continued)

The Final Payment was made on July 28, 2008 (see Note 16(c)). In addition, Apollo paid $0.1 million (Cdn$0.1 million) interest on the Balance from June 30, 2008, at a rate of 12% per annum in connection with the Final Payment.

12.          SUPPLEMENTAL CASH FLOW INFORMATION

(a)  Net changes in non-cash operating working capital items are:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(Increase) decrease in:
Accounts receivable and other	$1,579	$(938)	$(439)	$(1,599)
Prepaids	179	172	423	201
Inventories	282	(284)	(1,636)	(865)
Increase (decrease) in:
Accounts payable	2,416	(373)	1,724	406
Accrued liabilities	(1,146)	470	(1,162)	1,365
Property and mining taxes payable	158	191	311	128
	$3,468	$(762)	$(779)	$(364)

(b)  Components of cash and cash equivalents are:

	June 30, 2008	June 30, 2007
Cash	$174	$1,106
Cash equivalents	428	5,970
Cash and cash equivalents	$602	$7,076

(c)  Non-cash transactions

During the three and six months ended June 30, 2008, Series 2007-A convertible debentures with a face value of $0.2 million and $0.9 million, respectively, were converted into common shares of the Company and the Company recorded a reduction of $0.1 million and $0.6 million, respectively, in convertible debentures and a corresponding increase in equity. Also, during the three and six months ended June 30, 2008, property, plant and equipment totaling $1.4 million was acquired via issuance of a promissory note. During the six months ended June 30, 2008, future income tax assets of $1.2 million were transferred to share capital upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007.

During the three and six months ended June 30, 2007, property, plant and equipment totaling $0.3 million and $0.3 million, respectively, was acquired via issuance of a promissory note. During the six months ended June 30, 2007, the Company issued agent’s compensation warrants with a value of $0.3 million for services rendered in connection with the issuance of the Series 2007-A convertible debentures.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
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

(a)  Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of its debt and equity balance. The Company’s overall strategy remains unchanged from 2007.

The capital structure of the Company consists of cash and cash equivalents, notes payable and other current debt, convertible debentures and equity attributable to common shareholders, comprising issued share capital, equity component of convertible debentures, note warrants, contributed surplus and deficit.

(b)  Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company. The Company’s credit risk is limited to cash and cash equivalents, trade receivables, restricted certificates of deposit, derivative instruments and auction rate securities in the ordinary course of business. Cash and cash equivalents, restricted certificates of deposit, derivative instruments and auction rate securities are placed with high quality financial institutions. The Company sells its metal production exclusively to large international organizations with strong credit ratings and the balance of trade receivables owed to the Company in the ordinary course of business is not significant. The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments. Therefore, the Company is not exposed to significant credit risk and overall the Company’s credit risk has not changed significantly from 2007.

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company. Other than disclosed in Note 5 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the six month period ended June 30, 2008. Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity. All ARS were rated Aaa when purchased, pursuant to Apollo’s investment policy. Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity. Apollo’s ARS were originally structured and marketed by Lehman Brothers, Inc., a major U.S. investment bank. All of Apollo’s ARS have continued to make regular interest payments. Apollo’s ARS were downgraded to Aa during the second quarter of 2008. If uncertainties in the credit and capital markets persist or Apollo experiences further downgrades on its ARS holdings, the Company may incur additional impairments, which may continue to be judged other than temporary. Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s ability to carry on its business.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet, which has not changed significantly since December 31, 2007. The financial assets past due do net exceed 1% of total carrying value.

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

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms, which are typically due thirty days or less. The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents. At June 30, 2008, the Company is in compliance with its debt covenants. The Company’s overall liquidity risk has not changed significantly from 2007.

In the normal course of business, the Company enters into contracts that give rise to commitments for future minimum payments. The following table summarizes the remaining contractual maturities of the Company’s financial liabilities:

	Payment Due by Period As of June 30, 2008					As of December 31, 2007
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
Accounts payable, accrued liabilities and property and mining taxes payable	$7,506	$-	$-	$-	$7,506	$6,645
Notes payable and other current debt	4,390	96	-	-	4,486	7,776
Convertible debentures	7,438	-	-	-	7,438	8,380
Interest on Convertible debentures	1,339	-	-	-	1,339	2,711
Operating lease obligations	83	42	-	-	125	183
Capital expenditures	18,153	-	-	-	18,153	21
	$38,909	$138	$-	$-	$39,047	$25,716

(d)  Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include: Canadian dollar denominated cash and cash equivalents and accounts payable. For the three and six months ended June 30, 2008, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.1 and $0.3 million, respectively, for a 10% increase or decrease in the Canadian dollar.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.           FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(e)  Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments. Currently, the Company’s outstanding borrowings consist of (1) a credit facility with a balance of $1.7 million at June 30, 2008, (2) the Series 2007-A convertible debentures (“the Debentures”) which have an aggregate $7.4 million face value at June 30, 2008 and (3) a margin loan, included within Notes payable and other current debt, with a balance of $0.9 million which is secured by an auction rate security (Note 5). The credit facility and the margin loan both have a floating interest rate based on LIBOR plus 1.25%, and the Debentures have a stated rate of 18% which increased from 12% on February 23, 2008 as part of the original terms. The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk. The weighted average interest rate paid by the Company during the three and six months ended June 30, 2008 on its outstanding borrowings was 3.9% and 9.9%, respectively.

For the three and six months ended June 30, 2008, a 1% increase or decrease in floating interest rates would not have had a material impact on the amount of interest expense recorded during those periods.

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

On October 15, 2007, in order to meet certain loan criteria of the credit facility mentioned in (e) above, the Company entered into certain option contracts to buy and sell 2,267 tonnes (approximately 5,000,000 pounds) of lead and 3,418 tonnes (approximately 7,500,000 pounds) of zinc which equates to approximately 65% and 40%, respectively, of Apollo's share of lead and zinc production from the Mine during the 12-month term of the facility. Approximately one quarter of the contracts remain outstanding at June 30, 2008. The lead and zinc option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices: Lead - put $1.40 per lb, call $1.90 per lb.; Zinc - put $1.20 per lb, call $1.54 per lb. (See Note 16(a)).

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
Six month period ended June 30, 2008
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

Amounts as at June 30, 2008 are as follows:
	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$454	$41	$107	$602
Other non-cash current assets	4,008	122	4,372	8,502
	4,462	163	4,479	9,104
Long-term investments	-	-	1,300	1,300
Property, plant and equipment	8,720	40,964	3,090	52,774
Deferred stripping costs	3,025	-	-	3,025
Restricted certificates of deposit	7,240	632	8	7,880
Other long-term assets	-	1,722	-	1,722
Total assets	$23,447	$43,481	$8,877	$75,805

Current liabilities	$3,881	$633	$13,092	$17,606
Notes payable and other long-term liabilities	96	-	302	398
Accrued site closure costs	9,349	463	-	9,812
Deferred gain	1,587	-	-	1,587
Total liabilities	$14,913	$1,096	$13,394	$29,403

Amounts as at June 30, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$306	$(39)	$4,585	$4,852
Other non-cash current assets	3,206	171	4,248	7,625
	3,512	132	8,833	12,477
Long-term investments	-	-	1,467	1,467
Property, plant and equipment	9,176	36,100	3,102	48,378
Deferred stripping costs	4,787	-	-	4,787
Restricted certificates of deposit	6,057	650	8	6,715
Other long-term assets	-	84	-	84
Future income tax assets	-	-	1,165	1,165
Total assets	$23,532	$36,966	$14,575	$75,073

Current liabilities	$3,580	$688	$9,994	$14,262
Notes payable and other long term liabilities	145	14	5,826	5,985
Accrued site closure costs	8,995	447	-	9,442
Deferred gain	2,511	-	-	2,511
Total liabilities	$15,231	$1,149	$15,820	$32,200

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

14.          SEGMENTED INFORMATION (continued)

Amounts for the three and six month periods ended June 30, 2008 and 2007, respectively, are as follows:

	Three months ended June 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,019	$-	$-	$10,019
Direct operating costs	9,469	-	-	9,469
Depreciation and amortization	327	-	28	355
General and administrative expenses	-	-	1,159	1,159
Accretion expense - accrued site closure costs	178	-	-	178
Amortization of deferred gain	(369)	-	-	(369)
Exploration and business development	-	25	976	1,001
	9,605	25	2,163	11,793
Operating income (loss)	414	(25)	(2,163)	(1,774)
Interest income	38	-	45	83
Interest expense	(102)	-	(919)	(1,021)
Realized gains on derivative contracts	-	-	1,432	1,432
Unrealized gains on derivative contracts	-	-	122	122
Foreign exchange loss and other	-	-	(108)	(108)
Income (loss) from continuing operations	$350	$(25)	$(1,591)	$(1,266)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$98	$3,673	$42	$3,813

	Six months ended June 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$25,921	$-	$-	$25,921
Direct operating costs	18,530	-	-	18,530
Depreciation and amortization	705	-	54	759
General and administrative expenses	-	-	2,088	2,088
Accretion expense - accrued site closure costs	355	-	-	355
Amortization of deferred gain	(924)	-	-	(924)
Exploration and business development	-	50	1,707	1,757
	18,666	50	3,849	22,565
Operating income (loss)	7,255	(50)	(3,849)	3,356
Interest income	90	-	119	209
Interest expense	(214)	-	(1,955)	(2,169)
Realized gains on derivative contracts	-	-	1,950	1,950
Unrealized gains on derivative contracts	-	-	(733)	(733)
Foreign exchange loss and other	-	-	(225)	(225)
Income (loss) from continuing operations	$7,131	$(50)	$(4,693)	$2,388
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$178	$4,849	$42	$5,069

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

14.          SEGMENTED INFORMATION (continued)

	Three months ended June 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$12,841	$-	$-	$12,841
Direct operating costs	7,932	-	-	7,932
Depreciation and amortization	354	-	26	380
General and administrative expenses	-	-	859	859
Accretion expense - accrued site closure costs	127	-	-	127
Amortization of deferred gain	(358)	-	-	(358)
Exploration and business development	-	-	185	185
	8,055	-	1,070	9,125
Operating income (loss)	4,786	-	(1,070)	3,716
Interest income	52	-	99	151
Interest expense	(239)	-	(1,229)	(1,468)
Foreign exchange gain and other	-	-	37	37
Income (loss) from continuing operations	$4,599	$-	$(2,163)	$2,436
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$1,962	$618	$4	$2,584

	Six months ended June 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$15,731	$-	$-	$15,731
Direct operating costs	10,995	-	-	10,995
Depreciation and amortization	578	-	52	630
General and administrative expenses	-	-	1,999	1,999
Accretion expense - accrued site closure costs	254	-	-	254
Amortization of deferred gain	(429)	-	-	(429)
Exploration and business development	-	-	1,737	1,737
	11,398	-	3,788	15,186
Operating gain (loss)	4,333	-	(3,788)	545
Interest income	97	-	242	339
Interest expense	(587)	-	(2,026)	(2,613)
Financing costs	-	-	(480)	(480)
Foreign exchange loss and other	-	-	(2)	(2)
Income (loss) from continuing operations	$3,843	$-	$(6,054)	$(2,211)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$4,341	$1,458	$1,951	$7,750

15.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	June 30, 2008	Dec 31, 2007
Total assets in accordance with Canadian GAAP	$75,805	$75,073
Deferred financing costs (a)	53	160
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,610)	(12,032)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,720)	(1,812)
Deferred stripping costs (b)(iii)	(3,025)	(4,787)
Black Fox development costs(c)	(29,159)	(26,827)
Convertible debentures (d)	288	509
Income taxes related to flow-through share issuance (e)	-	(1,165)
Total assets in accordance with U.S. GAAP	$29,632	$29,119

Total liabilities in accordance with Canadian GAAP	$29,403	$32,200
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,610)	(12,032)
Deferred gain (b)(i)	(1,587)	(2,511)
Convertible debentures (d)	1,041	2,063
Income taxes related to flow-through share issuance (e)	-	628
Total liabilities in accordance with U.S. GAAP	$16,247	$20,348

Total shareholders’ equity in accordance with Canadian GAAP	$46,402	$42,873
Deferred financing costs (a)	53	160
Deferred gain (b)(i)	1,587	2,511
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,720)	(1,812)
Deferred stripping costs (b)(iii)	(3,025)	(4,787)
Black Fox development costs (c)	(29,159)	(26,827)
Convertible debentures (d)	(753)	(1,554)
Income taxes related to flow-through share issuance (e)	-	(1,793)
Total shareholders’ equity in accordance with U.S. GAAP	$13,385	$8,771

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$29,632	$29,119

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	June 30, 2008	Dec 31, 2007
Share capital	$168,048	$165,790
Note warrants	2,234	2,292
Contributed surplus	41,530	39,463
Deficit	(198,427)	(198,774)
Total shareholders’ equity in accordance with U.S. GAAP	$13,385	$8,771

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net (loss) income and earnings per share would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net (loss) income for the period based on Canadian GAAP	$(1,329)	$2,436	$2,325	$(2,211)
Financing costs (a)	(54)	-	(107)	-
Amortization of deferred gain (b)(i)	(369)	(358)	(924)	(429)
Change in depreciation of property, plant and equipment (b)(ii)	39	50	92	94
Capitalized deferred stripping costs and amortization (b)(iii)	704	(938)	1,762	(3,087)
Black Fox development costs (c)	(1,137)	(643)	(2,332)	(1,321)
Convertible debentures (d)	233	92	(1,097)	(5,227)
Income taxes related to flow-through share issuance (e)	-	-	628	-
Net (loss) income for the period based on U.S. GAAP	$(1,913)	$639	$347	$(12,181)
Comprehensive income (loss) based on U.S. GAAP	$(1,913)	$639	$347	$(12,181)
Basic and diluted net (loss) income per share in accordance with U.S. GAAP	$(0.01)	$0.00	$0.00	$(0.09)

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash provided by operating activities based on Canadian GAAP	$2,730	$3,503	$3,632	$1,121
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(3,987)	(2,299)	(8,811)	(3,265)
Black Fox development costs (c)	(1,137)	(643)	(2,332)	(1,321)
Cash used in operating activities based on U.S. GAAP	(2,394)	561	(7,511)	(3,465)

Cash used in investing activities based on Canadian GAAP	(3,139)	(2,797)	(4,453)	(8,317)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	684	2,128	1,361	4,855
Black Fox development costs (c)	1,137	643	2,332	1,321
Restricted cash for Canadian flow-through expenditures (e)	1,864	108	2,609	183
Cash provided by (used in) investing activities based on U.S. GAAP	546	82	1,849	(1,958)

Cash provided by financing activities based on Canadian GAAP	(1,827)	(1,125)	(3,385)	9,758
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	3,164	(1,151)	7,303	(3,035)
Cash provided by financing activities based on U.S. GAAP	1,337	(2,276)	3,918	6,723

Effect of exchange rate changes on cash	(30)	6	(44)	2

Net cash (outflow) inflow in accordance with U.S. GAAP	(541)	(1,627)	(1,788)	1,302
Cash, beginning of period in accordance with U.S. GAAP	87	6,647	1,334	3,718
Cash, end of period in accordance with U.S. GAAP	$(454)	$5,020	$(454)	$5,020

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)  Financing costs

As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred. Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt. Deferred financing costs and financing costs associated with convertible debentures are presented within “Convertible debentures (d)” in the US GAAP reconciliations above.

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
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(c)  Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures have been expensed as incurred. Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at June 30, 2008 and an additional expense of $1.1 and $2.3 million has been recorded for the three and six months then ended.

On April 14, 2008, the Company filed a Canadian National Instrument 43-101 prepared to U.S. standards and on April 24, 2008, the Company’s Board of Directors approved a plan authorizing management to proceed with development of the Black Fox Project. Therefore, effective April 24, 2008, under U.S. GAAP, mining development costs at the Black Fox Project are capitalized.

(d)  Convertible debentures

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

The Financial Accounting Standards Board (“FASB”) staff has taken the view that under SFAS No. 109, Accounting for Income Taxes, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at June 30, 2008, unexpended flow-through funds were $0.6 million (December 31, 2007 - $3.2 million).

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
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

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company and/or one of its subsidiaries are subject to the material taxing jurisdictions of the United States and Canada. The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accrued interest or penalties related to uncertain tax positions as of June 30, 2008.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations or cash flows.

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
Six month period ended June 30, 2008
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

16.          SUBSEQUENT EVENTS

(a)  Credit Facility and hedging terms

On July 1, 2008, the Company entered into $5.15 million extension of an existing credit facility. The credit facility, which was drawn on the same day for the full amount of the facility, matures on June 30, 2009 and bears interest at LIBOR plus 2.0%, and is repayable in three quarterly payments. The lender received a $0.1 million arrangement fee and 650,000 common shares of the Company. The loan is secured by all of the assets of Montana Tunnels Mining, Inc and the Black Fox property. The loan is repayable in three equal quarterly payments beginning December 31, 2008.

The credit facility extension agreement required the Company to use proceeds from the loan as follows: (i) first, to make a down payment of $3.9 million (Cdn$4.0 million) for the purchase of a stock mill complex (see (c) below) and the $0.1 million arrangement fee, and (ii) second, for general working capital purposes.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.          SUBSEQUENT EVENTS (continued)

As a requirement of the credit facility extension, the Company entered into certain option contracts to buy and sell 5,973 ounces of gold, 50,238 ounces of silver, 1,026 tonnes (approximately 2,260,000 pounds) of lead and 2,784 tonnes (approximately 6,140,000 pounds) of zinc, which equates to approximately 50% of Apollo’s share of expected metal production from the Montana Tunnels Mine in the fourth quarter of 2008 and the first quarter of 2009. The option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices:

	Put	Call
Gold	$800 per ounce	$1,075 per ounce
Silver	$16.25 per ounce	$18.80 per ounce
Lead	$0.775 per lb	$0.835 per lb
Zinc	$0.80 per lb	$0.943 per lb

The Company will not apply hedge accounting to this transaction. As a result, the Company will account for these derivative instruments as investments and will record the changes in unrealized gains and losses in the statement of income each period. The fair value of these derivatives will be recorded as a current asset or current liability at each balance sheet date.

(b)  Equity Unit Financing

On July 24, 2008, the Company issued 40,806,500 equity units at a price of Cdn$0.50 per unit (US$0.495 per unit for purchasers residing in the United States), for total gross proceeds of $20.0 million (Cdn$20.2 million and $0.2 million). Net proceeds to the Company, after agency fees and other expenses, were approximately $18.4 million (Cdn$18.6 million and $0.2 million). Each unit is comprised of one common share and one-half of one common share purchase warrant, with each whole warrant exercisable into one common share at a price of Cdn$0.65 per share for 36 months.

The net proceeds of the offering were used to fund the Company’s acquisition of the Stock Mill Complex (see (c) below), the development of the Black Fox Project and for working capital and general corporate purposes.

The agents received the following compensation in consideration for their services: (1) a cash fee equal to Cdn$1.3 million or 6.5% of the gross proceeds of the offering; and (2) a non-transferable option to acquire up to 2,448,390 units (the “Agents’ Units”) at a price per unit of Cdn$0.60, which number of units is equal to 6% of the total number of units sold in the offering (the “Agents’ Compensation Option”). The Agents’ Compensation Option will be exercisable from January 20, 2009 to July 24, 2012. Each Agents’ Unit will be comprised of one common share and one-half of one common share purchase warrant (“Agents’ Warrant”), each whole Agents’ Warrant included in the Agents’ Unit entitling the Agent holding such warrant to purchase one common share of the Company at an exercise price of Cdn$0.78 from January 20, 2009 to July 24, 2012.

(c)  Stock Mill Complex Purchase

On July 28, 2008, the Company completed the acquisition from St Andrew of the Stock Mill Complex, including its mill and related equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario, for a purchase price of Cdn$20 million. The Company intends to use the Stock Mill Complex to process ore produced at the Black Fox mine. A payment of $3.9 million (Cdn$4.0 million) was made on July 1, 2008, and the final payment of $14.3 million (Cdn$14.5 million plus Cdn$0.1 million interest) was made on July 28, 2008. Apollo is also required to refund to St Andrew its bonding commitment at the Stock Mine in the amount of approximately $1.2 million (Cdn$1.2 million). See Note 11(b) for additional information.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.          SUBSEQUENT EVENTS (continued)

(d)  Flow-Through Common Share Financing

On August 6, 2008, the Company entered an agreement for a private placement financing pursuant to which Apollo proposes to sell 14.0 million flow-through shares for purposes of the Income Tax Act (Canada) on a bought deal basis at Cdn$0.50 per flow-through share to raise gross proceeds of $6.9 million (Cdn$7.0 million). The underwriters were granted an over-allotment option entitling them to sell, on a best efforts basis, up to an additional 3.0 million flow-through shares for gross proceeds of up to $1.5 million (Cdn$1.5 million) until the closing of the offering. The Company will use the gross proceeds of the private placement for the pre-strip of the Black Fox open pit mine and to incur Canadian Exploration Expenses (as defined under the Income Tax Act (Canada)) at its Black Fox Project. The private placement is scheduled to close on or about August 21, 2008 and is subject to certain conditions including, but not limited to, the receipt of all necessary regulatory approvals including the approval of the Toronto Stock Exchange and the American Stock Exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 15 to the attached condensed consolidated financial statements.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis. Cash operating costs per ounce is equivalent to direct operating cost as found on the Condensed Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production. Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes. The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization. See “Reconciliation of Cash Operating and Total Production Costs Per Ounce” below.

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

Corporate

On May 5, 2008, we announced the Apollo had retained Macquarie Bank Ltd. and RMB Resources, Inc. (“RMB”) as joint arrangers and underwriters for a proposed $75 million debt facility to fund development capital for the Black Fox Project.

  On July 1, 2008, we announced that Montana Tunnels Mining, Inc. had entered into a $5.15 million extension of an existing debt facility with RMB. As at June 30, 2008, Apollo owed RMB $1.65 million from the original facility, which amount is scheduled for payment on September 30, 2008. The primary use of funds from this extended facility was the payment of Cdn$4.0 million to St Andrew Goldfields Ltd. (“St Andrew”) as a partial payment of the purchase price for the Stock Mill complex.

On July 24, 2008, we announced that we had closed the offering of units (“Units”). A total of 40,806,500 Units were subscribed for at a price of Cdn$0.50 per Unit (US$0.495 per Unit for purchasers residing in the United States), for total gross proceeds of Cdn$20.2 million and US$0.2 million. Each Unit is comprised of one common share and one-half of one common share purchase warrant (a “Warrant”), with each whole Warrant exercisable into one common share at a price of Cdn$0.65 per share for 36 months.

On August 6, 2008, we entered an agreement for a private placement financing pursuant to which we propose to sell 14.0 million flow-through shares for purposes of the Income Tax Act (Canada) on a bought deal basis at Cdn$0.50 per flow-through share to raise gross proceeds of Cdn$7.0 million. The underwriters were granted an over-allotment option entitling them to sell, on a best efforts basis, up to an additional 3.0 million flow-through shares for gross proceeds of up to Cdn$1.5 million until the closing of the offering. We intend to use the gross proceeds of the private placement for the pre-strip of the Black Fox open pit mine and to incur Canadian Exploration Expenses (as defined under the Income Tax Act (Canada)) at our Black Fox Project. The private placement is scheduled to close on or about August 21, 2008 and is subject to certain conditions including, but not limited to, the receipt of all necessary regulatory approvals including the approval of the Toronto Stock Exchange and the American Stock Exchange.

Montana Tunnels

During the second quarter 2008, approximately 1,867,000 tons were mined, of which 885,000 tons were ore. The mill processed 903,000 tons of ore at an average throughput of 9,900 tons per day for the quarter. In April there was a failure of the ball mill shell due to cracking which caused a shutdown of the mill for three weeks severely impacting production of metals for the quarter. During May the open pit was impacted due to three weeks of rain plus the fact that mine crews were idle during the ball mill repair, resulting in ore production being 1,700,000 tons lower than planned. As at June 30, 2008, the ore stockpile sitting alongside the mill was 1,310,000 tons. Payable production in the second quarter was 9,200 ounces of gold, 96,000 ounces of silver, 2,488,000 pounds of lead and 9,298,000 pounds of zinc. Apollo’s share of this production is 50%.

Grade:		Recoveries:
Gold ounces per ton	0.0127	Gold	79.80%
Silver ounces per ton	0.1660	Silver	83.27%
Lead %	0.1900	Lead	79.69%
Zinc %	0.6000	Zinc	86.31%

Total cash costs for the second quarter 2008 on a by-product basis were $758 per ounce of gold and on a co-product basis they were $842 per ounce of gold, $15.65 per ounce of silver, $0.95 per lb of lead and $0.79 per lb of zinc. For the second quarter 2008, the higher cash costs per ounce of gold on a by-product basis compared to the second quarter 2007 are the result of (1) 16% lower gold production stemming from the three-week shutdown of the mill, (2) 19% higher direct costs related to higher cost of consumables such as diesel fuel and (3) a 35% reduction in by-product credits due to lower zinc prices and lower silver and lead production.

During the second quarter 2008, the joint venture spent $0.2 million on capital expenditures. Apollo’s share of these capital expenditures is 50%.  Also in the second quarter 2008, the joint venture distributed $5.96 million to its principals, 55% of which went to Elkhorn and 45% of which went to Apollo.

Black Fox

On April 14, 2008, we filed a Canadian Instrument, NI 43-101 Technical Report, which was prepared to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. The table below summarizes the Black Fox Total Mineral Reserve.

Black Fox Probable Reserve Statement as of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

Highlights of the Bankable feasibility study include:

•	Net Present Value of $302 million using a gold price per ounce of $750.
•	Internal Rate of Return of 62%
•	Gold Production of 150,000 ounces annually over the life of the project
•	Average total cash cost for the first three years of production estimated at $326 per ounce

On May 1, 2008, we purchased five used Komatsu HD785-3 haul trucks for $1.5 million that were previously being rented by Montana Tunnels and are currently still at the Montana Tunnels location. We plan to use the trucks to haul ore at the Black Fox open pit mining operations. As of June 30, 2008, we had made payments of $0.1 million with respect to the purchase of these trucks, resulting in an outstanding balance of $1.4 million owed to the seller.

On June 6, 2008, we entered into a binding purchase agreement with St Andrew pursuant to which St Andrew agreed to sell its Stock Mill complex, including related equipment, infrastructure, laboratory and tailings facilities, located twenty-eight kilometers from our Black Fox Project (collectively, the “Stock Mill Complex”) for a purchase price of Cdn$20 million. On July 28, 2008, we completed the acquisition.

On July 17, 2008, we agreed to purchase a new regrind ball mill for $1.6 million to enhance production capability at the Black Fox stock mill. Payments are required to be paid based on the following: (1) 20% by July 31, 2008, (2) 40% by September 30, 2008, (3) 25% at completion of lubrication systems by October 30, 2008, and (4) 15% at completion of installation in working order by January 30, 2009. The mill was originally ordered by another party who did not complete the purchase and so we do not need to wait up to two years for it to be manufactured and delivered.

Huizopa Project

During the second quarter 2008, the helicopter assisted core drilling program on two identified targets at our Huizopa project was completed. On August 14, 2008, we announced the results of the core drilling program on the Puma de Oro Exploration target. Twenty five NQ core holes were drilled on a north-trending zone targeted for drilling based on Apollo’s geochemical sampling and geologic mapping. Anomalous gold and silver was found in twenty of the holes with six of the twenty holes having significant gold and silver values.

METAL SALES & METAL PRICE AVERAGES

The table below summarizes our share of metal sales of gold, silver, lead and zinc of the Montana Tunnels mine, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007 (1)
Metal sales:
Gold (ounces)	4,612	5,483	11,545	6,644
Silver (ounces)	48,012	86,267	109,595	110,456
Lead (pounds)	1,243,867	1,891,830	3,368,561	2,395,807
Zinc (pounds)	4,648,902	3,488,291	9,080,699	4,413,306
Total revenue ($millions)	$10.0	$12.8	$25.9	$15.7
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$758	$(237)	$301	$(243)
Total production costs per ounce of gold	$829	$(173)	$362	$(173)
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$829	$406	$673	$407
Total cash costs per ounce of silver	$15.76	$8.11	$13.21	$8.15
Total cash costs per pound of lead	$0.79	$0.70	$0.86	$0.67
Total cash costs per pound of zinc	$0.84	$1.05	$0.71	$1.03
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$896	$667	$911	$662
Silver - London bullion mkt. ($/ounce)	$17.17	$13.34	$17.43	$13.26
Lead - London Metal Exchange ($/pound)	$1.05	$0.98	$1.18	$0.90
Zinc - London Metal Exchange ($/pound)	$0.96	$1.66	$1.03	$1.62

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per ounce of gold data)	2008	2007	2008	2007 (1)
Gold ounces sold	4,612	5,483	11,545	6,644
Direct operating costs	$9,467	$7,932	$18,526	$9,748
Less: Mining taxes, royalty expenses	297	351	788	436
By-product credits	5,972	9,234	15,051	11,363
Cash operating cost	3,198	(1,653)	2,687	(2,051)
Cash operating cost per ounce of gold	$693	$(301)	$233	$(309)
Cash operating costs	3,198	(1,653)	2,687	(2,051)
Add: Mining taxes, royalty expenses	297	351	788	436
Total cash costs	3,495	(1,302)	3,475	(1,615)
Total cash cost per ounce of gold	$758	$(237)	$301	$(243)
Total cash costs	3,495	(1,302)	3,475	(1,615)
Add: Depreciation & amortization	327	355	705	466
Total production costs	3,822	(947)	4,180	(1,149)
Total production cost per ounce of gold	$829	$(173)	$362	$(173)

(1)	Metal sales, revenue and costs for the first six months of 2007 only includes the four months of March through June as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue from the Sale of Minerals.

Revenue for the three months ended June 30, 2008 decreased 22% to $10.0 million from $12.8 million for the same period in 2007. The decrease in revenue was mainly due to a three-week shutdown of the mill at Montana Tunnels, following the failure of the ball mill shell which occurred on April 27, 2008 and a 35% reduction in by-product revenues due to lower zinc prices and lower silver and lead production. The ball mill was repaired and operations resumed the week of May 19, 2008.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the three months ended June 30, 2008 increased 19% to $9.5 million from $7.9 million for the three months ended June 30, 2007. The cost per ton of mining increased from $2.30 per ton up to $3.18 per ton as a direct result of increased treatment charges and costs of consumables such as diesel fuel.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were $1.2 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.2 million for the three months ended June 30, 2008 compared to $0.1 million for the same period in 2007.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.4 million for the three months ended June 30, 2008 compared to $0.4 million for the three months ended June 30, 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our Huizopa Project, totaled $1.0 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. The increase in the costs for the second quarter 2008 was a result of the drilling campaign undertaken at the Huizopa project.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 29% to $11.8 million for the three months ended June 30, 2008, from $9.1 million for the three months ended June 30, 2007.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.1 million and incurred interest expense of $1.0 million during the three months ended June 30, 2008 compared to $0.2 million in interest income and $1.5 million in interest expense during the three months ended June 30, 2007. The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007.

Net (Loss) Income.

For the three months ended June 30, 2008, we recorded a net loss of $1.3 million, or $0.01 per share, as compared to net income of $2.4 million, or $0.02 per share, for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue from the Sale of Minerals.

Revenue for the six months ended June 30, 2008 increased 65% to $25.9 million from $15.7 million for the same period in 2007. The increase in revenue is due to the fact that for 2008 we have six months of milling (less the three-week period during which the mill was shut down to repair the ball mill, as described above), compared to four months of milling in 2007 (milling resumed at Montana Tunnels on March 1, 2007).

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the six months ended June 30, 2008 increased 68% to $18.5 million from $11.0 million for the six months ended June 30, 2007. The increase in costs is mainly due to the resumption of production on March 1, 2007 after being shut down since May 2006. Additionally, mining costs increased as a result of increased treatment charges and costs of consumables such as diesel fuel.

Depreciation and Amortization. Depreciation and amortization expenses were $0.8 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were $2.1 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.4 million for the six months ended June 30, 2008 compared to $0.3 million for the same period in 2007.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.9 million for the six months ended June 30, 2008 and $0.4 million for the six months ended June 30, 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $1.8 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. The exploration expenses have remained constant due to the continued exploration activity at the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 49% to $22.6 million for the six months ended June 30, 2008, compared to $15.2 million for the six months ended June 30, 2007.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.2 million and incurred interest expense of $2.2 million during the six months ended June 30, 2008 compared to $0.3 million in interest income and $2.6 million in interest expense during the six months ended June 30, 2007. The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007.

Financing Costs. There have been no financing costs during the six months ended June 30, 2008. Financing costs of $0.5 million for the six months ended June 30, 2007 were in connection with the convertible debentures issued in February 2007.

Net Income (Loss).

For the six months ended June 30, 2008, we recorded net income of $2.3 million, or $0.01 per share, as compared to a net loss of $2.2 million, or $0.02 per share, for the six months ended June 30, 2007.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and funding from joint venture partners. At June 30, 2008, we had cash of $0.6 million, compared to cash of $4.9 million at December 31, 2007. The decrease in cash since December 31, 2007 is primarily the result of investing cash outflows of $4.5 million and financing cash outflows of $3.4 million, partially offset by operating cash inflows of $3.6 million.

During the six months ended June 30, 2008, net cash used in investing activities totaled $4.5 million. Capital expenditures for property, plant and equipment of $3.6 million include $3.4 million for the further development of the Black Fox Project and $0.2 million spent at Montana Tunnels. Additionally, we made payments of $1.6 million in connection with the acquisition of the Stock Mill Complex. Other investing activities include cash outflows of $1.2 million for the funding of the Montana Tunnels reclamation liability and cash inflows of $2.0 million from settlement of lead and zinc derivative contracts that matured at the end of March and June, 2008.

During the six months ended June 30, 2008, cash used in financing activities was $3.4 million. Payments of notes payable accounted for cash outflows of $5.7 million. Cash inflows of financing activities included (1) the exercise of 3.3 million warrants at an average exercise price of $0.43 per common share for proceeds of $1.4 million and (2) funding from a margin loan of $1.0 million that is secured by long-term investments - the $1.5 million face value auction rate security.

We estimate that with our June 30, 2008 cash balance of $0.6 million and the projected cash flows from the Montana Tunnels mine joint venture, we will have sufficient funds to finance the balance of the 2008 work programs of $0.6 million for exploration at Huizopa, as well as corporate overhead. However, with the completion of the feasibility study at Black Fox and our announced acquisition of the Stock Mill Complex, we are exploring financing opportunities to further develop the Black Fox Project and expand the 2008 work program at Black Fox, which will include project financing of Black Fox, the issuance of equity, and issuance of flow-through common shares. On May 5, 2008, we announced that Apollo had retained Macquarie Bank Ltd. and RMB Resources, Inc. as joint arrangers and underwriters for a proposed $75 million debt facility to fund development capital for the Black Fox Project. On July 1, 2008, we entered into a $5.15 million extension of an existing debt facility with RMB. The primary use of funds from this extended facility was the payment of Cdn$4.0 million to St Andrew as a partial payment of the purchase price for the Stock Mill Complex. On July 24, 2008, we completed an offering of 40,806,500 equity Units at a price of Cdn$0.50 per Unit (US$0.495 per Unit for purchasers residing in the United States), for total gross proceeds of Cdn$20.2 million and US$0.2 million. Each Unit is comprised of one common share and one-half of one common share purchase warrant, with each whole Warrant exercisable into one common share at a price of Cdn$0.65 per share for 36 months. On August 6, 2008, we entered an agreement for a private placement financing pursuant to which we propose to sell 14.0 million flow-through shares for purposes of the Income Tax Act (Canada) on a bought deal basis at Cdn$0.50 per flow-through share to raise gross proceeds of Cdn$7.0 million. The availability, amount, terms and timing of future financings are not certain at this time.

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

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

On June 6, 2008, we entered into a binding purchase agreement with St Andrew pursuant to which St Andrew agreed to sell its Stock Mill Complex, including related equipment, infrastructure, laboratory and tailings facilities, located twenty-eight kilometers from our Black Fox Project for a purchase price of Cdn$20 million. On July 28, 2008, we completed the acquisition.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of June 30, 2008, we have accrued $9.8 million related to reclamation, an increase of $0.4 million from December 31, 2007. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $18.7 million (Apollo’s share is $9.3 million) at June 30, 2008. We have accrued the present value of management’s estimate of the future liability as of June 30, 2008.

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

CHANGES IN ACCOUNTING POLICIES

During the first quarter 2008, the Company adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments - Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments - Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments - Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

During the first quarter 2008, the Company adopted Handbook Section 3031 - Inventories, which replaces the former Section 3030 - Inventories. Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized. The Company has applied the new standard prospectively. The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition or operating results.

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

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition. We have entered into derivative contracts to protect the selling price for certain anticipated gold, silver, lead and zinc production through March 31, 2009 and we may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise, and new issuances may be dilutive to shareholders.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Based on the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms, and ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2006, a purported class action lawsuit was filed in U.S. Federal Court Missoula Division of Montana by 14 former employees at our Montana Tunnels mine alleging (i) violations of the Worker Adjustment and Retraining Notification Act of 1988 (the “WARN Act”) and the Montana Wage Act and (ii) breach of contract. The allegations relate to the termination of the employees following the cessation of mining in October 2005. Specifically, the plaintiffs allege that we gave deficient WARN Act notice and are seeking damages for back pay and benefits. A negotiated settlement was tentatively reached between us and the plaintiffs and was finalized on July 8, 2008. The resolution of this matter did not have a material impact on our financial statements.

ITEM 1A.	RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations. Those risk factors continue to be relevant to understanding our business, financial condition and operating results. Certain of those risk factors have been updated in this Quarterly Report on Form 10-Q to provide updated information, as set forth below.

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

After giving effect to the offering completed on July 24, 2008 and the proposed offering of 17,000,000 flow-through common shares announced on August 6, 2008 (assuming the underwriters exercise in full their option to sell an additional 3,000,000 “flow through” common shares), approximately 59.4 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.20 to $2.24 and a weighted average price of $0.55. In addition, there are approximately 14.9 million common shares issuable upon the conversion of the $7.4 million outstanding principal amount of convertible debentures issued February 23, 2007 at the option of the holder at a conversion price of $0.50 per share. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional equity financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Future Share Sales and Issuances

If Apollo Gold’s shareholders sell substantial amounts of our common shares following this offering, the market price of our common shares could decrease. After giving effect to the unit offering completed on July 24, 2008, the issuance of 650,000 common shares to RMB in connection with the July 1, 2008 amendment to our debt facility and the proposed 17,000,000 common shares expected to be issued in the offering of flow-through common shares announced on August 6, 2008 (assuming the underwriters exercise in full their option to sell an additional 3,000,000 flow-through common shares), Apollo Gold will have outstanding 219,860,257 common shares. In addition, we may sell additional common shares in subsequent offerings and issue additional common shares to finance future acquisitions. Apollo Gold cannot predict the size of future issuances of common shares or the effect, if any, that future issuances and sales of common shares will have on the market price of our common shares. Sales or issuances of large numbers of our common shares, or the perception that such sales might occur, may adversely affect prevailing market prices for our common shares. With any additional issuance of common shares, investors will suffer dilution to their voting power and we may experience dilution in our earnings per share.

ITEM 2.	UNREGISTEREDSALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders of Apollo Gold Corporation was held on May 7, 2008. The matters voted upon and passed at the meeting were (i) the election of the directors listed below, and (ii) the ratification of the re-appointment of Deloitte & Touche LLP as the Corporation’s independent auditors to hold office until the next annual meeting of shareholders.

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

The board of directors recommended the re-appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, the independent auditors of the Company since 2002, as the auditors of the Corporation to hold office until the close of the next annual meeting of the shareholders. The shareholders ratified this appointment.

The results of the voting on those matters are outlined in the following table:

		Votes Against/	Votes	Broker
	Votes for	Withheld (1)	Abstained	Non-Votes
Proposal
(i) Election of Management’s Slate of Directors:
Charles E. Stott	70,144,557	4,737,375	—	—
R. David Russell	70,010,047	4,871,885	—	—
W.S. (Steve) Vaughan	66,400,298	8,481,634	—	—
G. Michael Hobart	70,016,075	4,865,857	—	—
Robert W. Babensee	70,250,469	4,631,463	—	—
Marvin K. Kaiser	70,384,930	4,497,002	—	—
David W. Peat	70,380,934	4,500,998	—	—
(ii) Ratification of Deloitte & Touche LLP	69,584,755	5,296,926	—	—

(1)	Based on the records of the Company’s scrutineer for the meeting, this number may include votes abstained and/or broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: August 14, 2008	/s/ R. David Russell
R. David Russell, President and Chief Executive Officer

Date: August 14, 2008	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act