Form 10-Q
period 2008-09-30
APOLLO GOLD CORP
filed 2008-11-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑

At November 10, 2008, there were 219,860,257 common shares of Apollo Gold Corporation outstanding.

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

• plans for Black Fox and Huizopa, including development, exploration and drilling, and the ability to finance development;

• future financing of projects, including the contemplated $60 to $70 million debt financing for Black Fox and the approximately $70 million financing required for the M-Pit expansion at Montana Tunnels;

• the cessation of ore mining at the Montana Tunnels mine, the amount of stockpiled ore upon cessation of mining and the timing of the processing thereof, future notices to employees at the Montana Tunnels mine and the amount of time required to conduct the pre-stripping program prior to production of ore at the M Pit;

• liquidity to support operations and debt repayment;

• timing and amount of future cash flows from the Montana Tunnels mine;

• the establishment and estimates of mineral reserves and resources;

• production and production costs;

• daily production and mill throughput rates;

• cash operating costs;

• total cash costs;

• grades of ore mined and milled;

• grade of concentrates produced;

• anticipated expenditures for development, exploration, and corporate overhead;

• timing and issue of permits, including the permits necessary to conduct the M-Pit expansion at Montana Tunnels;

• expansion plans for existing properties;

• estimates of closure costs;

• estimates of environmental liabilities;

• our ability to obtain financing to fund our estimated expenditure and capital requirements;

• factors impacting our results of operations; and

• the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions, including the recent significant deterioration in global financial and capital markets; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates; changes in availability and cost of financing; timing and amount of production; unanticipated grade changes; unanticipated recovery or production problems; changes in mining and milling costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; changes in project parameters; costs and timing of development of new reserves; results of current and future exploration and development activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing on reasonable terms or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors.” Many of these factors are beyond our ability to control and predict. These factors are not intended to represent a complete list of the general or specific factors that may affect us. We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT
Cash and cash equivalents	$7,612	$4,852
Derivative instruments (Note 6)	605	2,101
Restricted certificates of deposit	1,000	1,000
Accounts receivable and other	2,556	1,846
Prepaids	600	509
Inventories (Note 7)	4,941	2,169
Total current assets	17,314	12,477
Long-term investments (Note 6)	1,215	1,467
Property, plant and equipment	75,809	48,378
Deferred stripping costs	1,958	4,787
Restricted certificates of deposit	9,581	6,715
Other long-term assets	1,161	84
Future income tax assets	-	1,165
TOTAL ASSETS	$107,038	$75,073
LIABILITIES
CURRENT
Accounts payable	$3,605	$2,748
Accrued liabilities	1,787	2,940
Property and mining taxes payable	1,280	957
Notes payable and other current debt (Notes 8 and 15)	7,506	7,617
Convertible debentures	6,728	-
Total current liabilities	20,906	14,262
Accrued long-term liabilities	309	289
Notes payable	70	159
Convertible debentures	-	5,537
Accrued site closure costs	11,589	9,442
Deferred gain (Note 5)	1,027	2,511
TOTAL LIABILITIES	33,901	32,200

Continuing operations (Note 1)
Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Share capital (Note 9)	190,192	166,424
Equity component of convertible debentures	1,987	2,238
Note warrants	2,234	2,292
Contributed surplus	18,523	14,591
Deficit	(139,799)	(142,672)
TOTAL SHAREHOLDERS’ EQUITY	73,137	42,873
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,038	$75,073

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue from sale of minerals	$12,764	$11,863	$38,685	$27,594
Operating expenses
Direct operating costs	9,978	7,285	28,508	18,280
Depreciation and amortization	406	377	1,165	1,007
General and administrative expenses	826	902	2,914	2,901
Accretion expense - accrued site closure costs	177	126	532	380
Amortization of deferred gain	(560)	(345)	(1,484)	(774)
Exploration and business development	754	291	2,511	2,028
	11,581	8,636	34,146	23,822
Operating income	1,183	3,227	4,539	3,772
Other income (expenses)
Interest income	100	146	309	485
Interest expense (Note 10)	(1,143)	(1,584)	(3,312)	(4,197)
Financing costs	(70)	-	(70)	(480)
Realized gains on derivative contracts	1,556	-	3,506	-
Unrealized losses on derivative contracts	(763)	-	(1,496)	-
Foreign exchange (loss) gain and other	(283)	33	(508)	31
	(603)	(1,405)	(1,571)	(4,161)
Income (loss) before income taxes	580	1,822	2,968	(389)
Income taxes (Note 11)	(32)	295	(95)	295
Net income (loss) and comprehensive income (loss) for the period	$548	$2,117	$2,873	$(94)

Basic and diluted earnings (loss) per share (Note 12)	$0.00	$0.01	$0.02	$(0.00)

Basic weighted-average number of shares outstanding	199,748	143,922	173,374	143,359
Diluted weighted-average number of shares	199,914	145,202	175,052	143,359

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

	Share Capital
	Number of Shares	Amount	Equity Component of Convertible Debentures	Note Warrants	Contributed Surplus	Deficit	Total
Balance January 1, 2007, as adjusted	142,282	$159,029	$1,809	$1,062	$11,166	$(145,088)	$27,978

Shares issued for services	120	52	-	-	-	-	52
Shares issued for Huizopa settlement	1,000	540	-	-	-	-	540
Shares issued for Black Fox mineral rights	1,058	527	-	-	-	-	527
Flow-through shares issued for cash and related compensation warrants	7,455	3,857	-	-	58	-	3,915
Income tax benefits renounced to shareholders of flow-through units issued in 2006	-	(234)	-	-	-	-	(234)
Equity component of convertible debentures	-	-	2,292	-	-	-	2,292
Note warrants	-	-	-	2,292	-	-	2,292
Debenture compensation warrants	-	-	-	-	467	-	467
Note warrants exercised	3,933	2,506	-	(1,062)	129	-	1,573
Conversion of debentures	400	147	(54)	-	-	-	93
Redemption of debentures	-	-	(1,809)	-	1,809	-	-
Stock-based compensation	-	-	-	-	962	-	962
Net income and comprehensive income	-	-	-	-	-	2,416	2,416
Balance, December 31, 2007	156,248	166,424	2,238	2,292	14,591	(142,672)	42,873
Shares issued for services (Note 9(a)(i))	650	351	-	-	-	-	351
Units issued for cash and related compensation warrants (Note 9(a)(ii))	40,806	14,885	-	-	3,247	-	18,131
Flow-through shares issued for cash and related compensation warrants (Note 9(a)(iii))	17,000	7,400	-	-	79	-	7,480
Warrants exercised	3,272	1,463	-	(58)	(1)	-	1,404
Conversion of debentures	1,884	834	(251)	-	-	-	583
Income tax benefits renounced to shareholders of flow-through units issued in 2007	-	(1,165)	-	-	-	-	(1,165)
Stock-based compensation	-	-	-	-	607	-	607
Net income and comprehensive income	-	-	-	-	-	2,873	2,873
Balance, September 30, 2008	219,860	$190,192	$1,987	$2,234	$18,523	$(139,799)	$73,137

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities
Net income (loss) for the period	$548	$2,117	$2,873	$(94)
Items not affecting cash:
Depreciation and amortization	406	377	1,165	1,007
Amortization of deferred stripping costs	1,066	597	2,828	1,258
Financing costs	-	-	-	174
Stock-based compensation	225	208	607	595
Shares issued for services and settlement of claims	-	-	-	550
Accretion expense - accrued site closure costs	177	126	532	380
Accretion expense - convertible debentures	1,017	787	2,787	1,729
Interest paid on convertible debentures	-	265	(1,016)	794
Amortization of deferred gain	(560)	(345)	(1,484)	(774)
Net change in value of derivative instruments	(793)	-	(2,010)	-
Income taxes	-	(295)	-	(295)
Other	392	(21)	607	(23)
Net change in non-cash operating working capital items (Note 14)	(2,345)	797	(3,124)	433
Net cash provided by operating activities	133	4,613	3,765	5,734

Investing activities
Property, plant and equipment expenditures	(22,841)	(2,072)	(26,485)	(5,749)
Proceeds from settlement of derivative contracts	1,556	-	3,506	-
Deferred stripping costs	-	(1,937)	-	(5,685)
Restricted certificate of deposit and other assets	(1,170)	(600)	(3,929)	(1,492)
Net cash used in investing activities	(22,455)	(4,609)	(26,908)	(12,926)

Financing activities
Proceeds on issuance of shares and warrants	25,611	-	25,611	-
Proceeds on issuance of convertible debentures and note warrants, net	-	-	-	8,062
Proceeds from exercise of warrants	-	13	1,404	79
Proceeds from notes payable and other current debt	6,198	-	7,153	1,250
Payments of notes payable	(2,098)	(475)	(7,842)	(1,960)
Notes receivable from Elkhorn Tunnels, LLC	-	-	-	1,865
Net cash provided by (used in) financing activities	29,711	(462)	26,326	9,296

Effect of exchange rate changes on cash and cash equivalents	(379)	19	(423)	21

Net increase (decrease) in cash and cash equivalents	7,010	(439)	2,760	2,125
Cash and cash equivalents, beginning of period	602	7,076	4,852	4,512
Cash and cash equivalents, end of period (Note 14)	$7,612	$6,637	$7,612	$6,637

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$90	$867	$1,592	$1,471
Income taxes paid	$63	$-	$63	$-

See Note 14 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

1.            CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Montana Tunnels joint venture (Note 5). The Company’s ability to continue as a going concern is dependent on its ability to (1) continue to issue debt and/or equity securities, (2) generate cash flow from the Montana Tunnels joint venture and/or (3) generate cash flow from the Black Fox mine.

As of September 30, 2008, the Company has a working capital deficiency of $3.6 million and an accumulated deficit of $139.8 million. In addition, as at September 30, 2008, the Company held cash and cash equivalents of $7.6 million, had unexpended flow-through share funds of $7.8 million, had current debt obligations of $10.2 million consisting of the outstanding principal of the Series 2007-A convertible debentures of $7.4 million due in February 2009 and other debt obligations of $2.8 million due in installments in March 2009 and June 2009 (Notes 8 and 18(a)). Additionally, as of November 10, 2008, the Company has committed to make capital expenditures of approximately $32 million for the development of Black Fox (Notes 13(a) and 18(b)). Based on the current cash balance and expected cash flows of the Montana Tunnels joint venture, the Company will not have sufficient funds to (1) repay the full amount of the $7.4 million principal amount of the Debentures and interest due of $1.3 million in February 2009, (2) fund the capital commitments for the development of Black Fox, (3) repay the $2.8 million debt facility and (4) fund corporate expenditures. The Company plans to meet these obligations by arranging additional debt and capital lease financing and may also consider the need to issue equity and/or refinance the Series 2007-A convertible debentures. The Company’s ability to issue debt and/or equity securities or refinance the convertible debentures may be negatively affected by the current volatile economic financial market conditions which could significantly increase issuance costs and/or lead to the Company being unable to issue debt or equity securities.

If the Company is unable to generate sufficient cash flow from the activities listed above, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

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

3.            SIGNIFICANT ACCOUNTING POLICIES

(a)          These unaudited condensed consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 17, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2007, except as disclosed in (b) below. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted. These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2007.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)            Changes in accounting policies

 Effective January 1, 2008, the Company adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants: Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments - Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments - Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with all externally imposed capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments - Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

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

4.             PURCHASE OF THE STOCK MILL COMPLEX FROM ST ANDREW

 On July 28, 2008, the Company completed the purchase of the Stock Mill Complex (the “Purchase”) from St Andrew Goldfields Ltd. (“St Andrew”), a significant shareholder of the Company, for a purchase price of $19.9 million cash (Cdn$20.1 million). The Stock Mill Complex includes a mill and related land, equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario (collectively, the “Stock Mill Complex”). The Company intends to use the Stock Mill Complex to process ore mined at the Black Fox Mine, which is approximately 30 kilometers from the Stock Mill Complex. In connection with the acquisition of the Stock Mill Complex, Apollo agreed to assume certain contractual liabilities of St Andrew and environmental liabilities relating to events after the closing of the acquisition and is required to refund St Andrew its bonding commitment for the Stock Mill Complex in the amount of approximately $1.1 million (Cdn$1.2 million) by July 28, 2009. As of July 28 and September 30, 2008, St Andrew held approximately 30.6 million and 29.5 million common shares of the Company, respectively (14.0% and 13.4% of the outstanding common shares, respectively).

 The Purchase has been accounted for as a purchase of assets and assumption of liabilities of the Stock Mill Complex. The allocation of the purchase consideration is as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.            PURCHASE OF THE STOCK MILL COMPLEX FROM ST ANDREW (continued)

Cash paid to St Andrew (Cdn$20.134 million)	$19,870
Transaction costs, including $0.35 million fair value of common shares issued (Note 9(a)(i))	1,039
Purchase consideration	$20,909

Net assets acquired
Property, plant and equipment	$22,119
Accrued site closure costs	(1,210)
$20,909

5.            MONTANA TUNNELS JOINT VENTURE

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

Elkhorn received 55% and Apollo received 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until July 8, 2008 when Elkhorn had received cash flow of $13 million (at which time Apollo had received $10.6 million). Since July 8, 2008, Apollo receives 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million). Thereafter, the sharing will be 50/50. Additionally, Elkhorn was entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 10) on its initial contribution of $13 million until it received cash flow of $13 million on July 8, 2008. The interest distribution was based on the declining balance of this cash flow of $13 million. As of September 30, 2008, Elkhorn had received cash flow of $13.7 million from the joint venture and Apollo had received $11.7 million. These cash flows to Elkhorn and Apollo are included in net cash used in financing activities below but are eliminated in the consolidated cash flow.

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces. Amortization of the deferred gain was $0.6 million and $1.5 million for the three and nine months ended September 30, 2008 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

5.             MONTANA TUNNELS JOINT VENTURE (continued)

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	September 30, 2008	December 31, 2007
Current
Cash and cash equivalents	$1,327	$306
Other non-cash current assets	5,920	3,190
	7,247	3,496
Property, plant and equipment	8,909	9,167
Deferred stripping costs	1,958	4,787
Restricted certificates of deposit	7,406	5,435
Total assets	$25,520	$22,885

Current liabilities	5,291	3,573
Notes payable	70	145
Accrued site closure costs	9,262	8,314
Total liabilities	$14,623	$12,032

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue from sale of minerals	$12,764	$11,863	$38,685	$27,594
Direct operating costs	9,978	7,283	28,504	18,278
Depreciation and amortization	380	351	1,085	929
Accretion expense - accrued site closure costs	165	114	494	345
	10,523	7,748	30,083	19,552
Operating income	2,241	4,115	8,602	8,042
Interest income	38	60	128	157
Interest expense	(45)	(199)	(259)	(786)
Income from continuing operations	$2,234	$3,976	$8,471	$7,413

Net cash provided by operating activities	$2,248	$5,508	$11,059	$8,773
Net cash used in investing activities	$(911)	$(3,235)	$(2,272)	$(8,090)
Net cash (used in) provided by financing activities	$(463)	$(2,895)	$(7,766)	$139

Cash used in financing activities includes cash distributed to the joint venture partners, Apollo and Elkhorn. These cash flows eliminate upon consolidation.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

6.	FAIR VALUE OF DERIVATIVE INSTRUMENTS AND LONG-TERM INVESTMENTS

The fair value of the Company’s derivative instruments (see Note 8), which are comprised of gold, silver, lead and zinc contracts, are $0.6 million and $2.1 million as of September 30, 2008 and December 31, 2007, respectively. The cost basis of these instruments at September 30, 2008 and December 31, 2007 is $nil and, as a result, the Company has recorded unrealized gains of $0.6 million and $2.1 million as of September 30, 2008 and December 31, 2007, respectively.

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million. During the three and nine months ended September 30, 2008, there were no purchases, sales or settlements of these ARS. The Company has recorded an other than temporary impairment on its ARS, within foreign exchange (loss) gain and other in the consolidated statement of operations, of $0.1 million and $0.3 million during the three and nine months ended September 30, 2008, respectively, and as such, no amounts have been recorded in other comprehensive income. The adjusted cost basis and fair value of ARS at September 30, 2008 are $1.2 million. See Note 15(b). The ARS are pledged as collateral for a $0.9 million margin loan.

7.	INVENTORIES

Inventories consist of:

	September 30, 2008	December 31, 2007
Concentrate inventory	$377	$341
Doré inventory	-	56
Stockpiled ore inventory	3,510	749
Materials and supplies	1,054	1,023
	$4,941	$2,169

8.	CREDIT FACILITY AND DErIVATIVE CONTRACTS

On July 1, 2008, the Company entered into a $5.15 million extension of an existing credit facility (the “Credit Facility Extension”). The Credit Facility Extension, which was fully drawn on July 1, 2008, matures on June 30, 2009 and bears interest at LIBOR plus 2.0%, and is repayable in three quarterly payments beginning December 31, 2008 (see Note 18(a)). The lender received a $0.1 million arrangement fee and 650,000 common shares of the Company. The loan is secured by all of the assets of Montana Tunnels Mining, Inc. and the Black Fox property.

The Credit Facility Extension agreement required the Company to use proceeds from the loan as follows: (i) first, to make a down payment of $3.9 million (Cdn$4.0 million) for the purchase of the Stock Mill Complex (see Note 4) and the $0.1 million arrangement fee, and (ii) second, for general working capital purposes.

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
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.            CREDIT FACILITY AND DERIVATIVE CONTRACTS (continued)

	Put	Call
Gold	$800 per ounce	$1,075 per ounce
Silver	$16.25 per ounce	$18.80 per ounce
Lead	$0.775 per lb	$0.835 per lb
Zinc	$0.80 per lb	$0.943 per lb

The Company did not apply hedge accounting to this transaction. As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the statement of income each period. The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date (see Note 6). See Note 18 (a) for information regarding the termination of a portion of these option contracts.

9.            SHARE CAPITAL

(a)           Shares issued in 2008

(i) Shares issued for services

On July 1, 2008, the Company issued 650,000 common shares of the Company valued at $0.4 million, or $0.54 per common share in connection with the $5.15 million Credit Facility Extension. See Note 8.

(ii) Units issued for cash and related compensation warrants

On July 24, 2008, the Company issued 40,806,500 equity units at a price of Cdn$0.50 per unit (US$0.495 per unit for purchasers residing in the United States), for total gross proceeds of $20.0 million (Cdn$20.2 million and US$0.2 million). Net proceeds to the Company, after agency fees and other expenses, were approximately $18.1 million (Cdn$18.6 million and US$0.2 million). Each unit is comprised of one common share and one-half of one common share purchase warrant, with each whole warrant (the “Unit Warrants”) exercisable into one common share at a price of Cdn$0.65 per share for 36 months, expiring on July 24, 2011. The Unit Warrants were fair valued at $2.7 million, using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 74%, an expected life of the warrants of three years, and an annual risk-free rate of 3.4%.

The net proceeds of the offering were used to fund the Company’s acquisition of the Stock Mill Complex (see Note 4), the development of the Black Fox Project and for working capital and general corporate purposes.

The agents received the following compensation in consideration for their services: (1) a cash fee equal to Cdn$1.3 million or 6.5% of the gross proceeds of the offering; and (2) a non-transferable option to acquire up to 2,448,390 units (the “Agents’ Units”) at a price per unit of Cdn$0.60, which number of units is equal to 6% of the total number of units sold in the offering (the “Agents’ Compensation Option”). The Agents’ Compensation Option will be exercisable from January 20, 2009 to July 24, 2012. Each Agents’ Unit will be comprised of one common share and one-half of one common share purchase warrant (“Agents’ Warrant”), each whole Agents’ Warrant included in the Agents’ Unit entitling the Agent holding such warrant to purchase one common share of the Company at an exercise price of

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

9.            SHARE CAPITAL (continued)

Cdn$0.78 from January 20, 2009 to July 24, 2012. The Agents’ Units were fair valued at $0.4 million, using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 74%, an expected life of the warrants of four years, and an annual risk-free rate of 3.4%.

(iii) Flow-through common shares issued for cash and related compensation warrants

On August 21, 2008, the Company completed an offering of 17,000,000 flow-through common shares of the Company at Cdn$0.50 per common share for net proceeds of $7.5 million (Cdn$7.8 million) and fair value of broker compensation warrants of $0.1 million. In connection with this offering, 1,020,000 broker compensation warrants were issued to the agent. Each broker compensation warrant is immediately exercisable at Cdn$0.50 per common share of the Company and expires on February 21, 2010. The broker compensation warrants were fair valued using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 58%, an expected life of the warrants of 1.5 years, and an annual risk-free rate of 2.8%.

(iv) Warrants exercised and debentures converted

For the nine months ended September 30, 2008, there were (i) 3,271,834 shares issued upon exercise of warrants for proceeds of $1.4 million and (ii) 1,883,800 shares issued upon conversion of $0.9 million face value of February 2007 Series-A convertible debentures.

(b)           Warrants

The following summarizes outstanding warrants as at September 30, 2008:

Date Issued	Number of Warrants and of Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	8,678,943	0.50	November 8, 2009
February 23, 2007	17,933,200	0.50	February 23, 2009
	26,612,143
		Exercisable in Cdn$
October 30, 2006	1,111,111	Cdn$ 1.15	October 30, 2008 (1)
March 31, 2008	5,250	Cdn$ 1.15	October 30, 2008 (1)
October 31, 2007	372,727	Cdn$ 0.55	April 30, 2009
August 21, 2008	1,020,000	Cdn$ 0.50	February 21, 2010
July 24, 2008	20,403,250	Cdn$ 0.65	July 24, 2011
	22,912,338
	49,524,481

(1) Expired unexercised on October 30, 2008

In addition, 2,448,390 Agents’ Units are outstanding which were issued on July 24, 2008. Each Agents’ Unit is exercisable at Cdn$0.60 for four years into one common share of the Company and one- half of one Agents’ Warrant, with each whole Agents’ Warrant exercisable into one common share of the Company at Cdn$0.78. The Agent’s Units and Agents’ Warrants expire on July 24, 2012.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

9.            SHARE CAPITAL (continued)

(c)           Options

A summary of information concerning outstanding stock options at September 30, 2008 is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2007	6,227,503	$0.81
Options granted	2,173,738	0.66
Options forfeited	(174,932)	0.61
Balance, September 30, 2008	8,226,309	$0.77

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2008:

Options Outstanding	Options Exercisable

Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	2.9	100,000	$0.46
677,300	February 18, 2013	2.24	4.4	677,300	2.24
260,000	March 10, 2014	2.05	5.4	260,000	2.05
25,000	May 19, 2014	1.44	5.6	25,000	1.44
20,200	August 10, 2014	0.95	5.9	20,200	0.95
1,160,500	March 10, 2015	0.65	6.4	1,160,500	0.65
100,000	August 4, 2015	0.27	6.8	100,000	0.27
300,000	December 12, 2015	0.20	7.2	300,000	0.20
125,000	March 28, 2016	0.65	7.5	125,000	0.65
200,000	May 23, 2016	0.53	7.7	200,000	0.53
108,000	August 10, 2016	0.48	7.9	108,000	0.48
40,000	November 9, 2016	0.32	8.1	20,000	0.32
2,940,246	February 6, 2017	0.57	8.4	1,470,123	0.57
49,825	August 13, 2017	0.46	8.9	24,913	0.46
2,098,988	March 27, 2018	0.66	9.5	-	-
21,250	August 12, 2018	0.37	9.9	-	-
8,226,309		$0.77	7.8	4,591,036	$0.89

(d)           Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

9.            SHARE CAPITAL (continued)

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	2.9%	4.1%
Dividend yield	0%	0%
Volatility	73%	71%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.44	$0.37

10.          INTEREST EXPENSE

Interest expense consists of:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Accretion on convertible debentures	$1,017	$1,328	$2,787	$3,328
Interest related to Montana Tunnels joint venture agreement (Note 5)	1	144	102	593
Capital leases and other	125	112	423	276
	$1,143	$1,584	$3,312	$4,197

11.          INCOME TAXES

The Company recorded $0.03 million and $0.10 million in income tax expense for the three and nine months ended September 30, 2008, respectively, for alternative minimum taxes resulting on its income from U.S. operations. There was no other income tax expense recorded for the period since additional taxable income will be offset by a recovery of prior tax losses. The Company recorded a $0.3 million recovery for income taxes for the three and nine months ended September 30, 2007 in connection with flow-through units issued in October 2006.

12.          EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options by applying the treasury stock method.

Earnings (loss) used in determining earnings (loss) per share are presented below.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

12.           EARNINGS (LOSS) PER SHARE (continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$548	$2,117	$2,873	$(94)
Weighted average number of shares, basic	199,747,625	143,922,308	173,373,528	143,358,591
Dilutive securities:
Options	166,106	1,048,244	284,577	-
Warrants	-	231,453	1,394,042	-
Weighted average number of shares, diluted	199,913,731	145,202,005	175,052,147	143,358,591
Basic and diluted earnings (loss) per share	$0.00	$0.01	$0.02	$(0.00)

Option and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	59,815,346	36,343,852	31,847,962	36,235,852
Average exercise price of OWNI	$0.60	$0.58	$0.69	$0.58

Due to a net loss for the nine months ended September 30, 2007, 1.3 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive. Also, for the three and nine months ended September 30, 2008, outstanding convertible debentures that were convertible at $0.50 per share into 14.9 million common shares were not included in the EPS computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, outstanding convertible debentures that were convertible at an average of $0.60 per share into 28.4 million common shares were not included in the EPS computation because their effect would have been anti-dilutive.

13.         COMMITMENTS AND CONTINGENCIES

(a)          Commitments for the development of Black Fox

As of September 30, 2008, the Company had made certain commitments to lease mining equipment for use at Black Fox and to make certain expenditures for improvements to the milling process at the Stock Mill Complex as follows:

Commitments to lease mining equipment	$8,679

Commitments for expenditures to make improvements to the mill at the Stock Mill Complex	$2,179
Less: Deposits made on commitments for expenditures	(1,063)
$1,116

See Note 18(b) for additional commitments made subsequent to September 30, 2008.

(b)          Black Fox bonding

In order to proceed with open pit mining at the Black Fox Project in the fourth quarter of 2008, the Company committed to post Cdn$6.8 million on bond, in addition to the Cdn$0.6 million already posted in previous years, for the benefit of the Ontario Ministry of Northern Development and Mines to cover estimated costs of site reclamation. As of September 30, 2008, Cdn$1.0 million had been placed on

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.          COMMITMENTS AND CONTINGENCIES (continued)

bond, included in restricted certificates of deposit, and the remaining amount of Cdn$5.8 million is scheduled to be posted as follows: (1) Cdn$2.0 million in November 2008, (2) Cdn$2.0 million in February 2009 and (3) Cdn$1.8 million in May 2009.

(c)            Stock Mill Complex bonding

Upon acquisition of the Stock Mill Complex (Note 4), the Company committed to replace the Cdn$1.2 million bond posted by St Andrew by July 28, 2009. When the existing bond is replaced, the cash on deposit will be released to Apollo and Apollo will be required to pay Cdn$1.2 million to St Andrew.

14.          SUPPLEMENTAL CASH FLOW INFORMATION

(a)           Net changes in non-cash operating working capital items are:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(Increase) decrease in:
Accounts receivable and other	$(271)	$23	$(710)	$(1,576)
Prepaids	(112)	39	311	240
Inventories	(1,136)	50	(2,772)	(815)
Increase (decrease) in:
Accounts payable	(867)	791	857	1,197
Accrued liabilities	29	(245)	(1,133)	1,120
Property and mining taxes payable	12	139	323	267
	$(2,345)	$797	$(3,124)	$433

(b)           Components of cash and cash equivalents are:

	Sept. 30, 2008	Sept. 30, 2007
Cash	$6,577	$227
Cash equivalents	1,035	6,410
Cash and cash equivalents	$7,612	$6,637

Cash equivalents consist of term deposits with original maturity dates not in excess of 90 days.

(c)          Non-cash transactions

During the three and nine months ended September 30, 2008, the Company (i) recorded an increase of $1.6 million in property, plant and equipment related to the acquisition of the Stock Mill Complex and an increase in equity of $0.4 million for the issuance of common shares of the Company valued at $0.4 million for services rendered in connection with acquisition financing costs and a $1.2 million increase in accrued site closure costs for the assumption of a reclamation liability associated with the Stock Mill Complex, (ii) recorded a $0.5 million increase in its reclamation liability due to a change in estimates for the Montana Tunnels mine and a corresponding increase in the reclamation asset recorded in

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

14.           SUPPLEMENTAL CASH FLOW INFORMATION (continued)

property, plant and equipment and (iii) financed a portion of its insurance program included in prepaids by issuing notes payable of $0.4 million.

During the nine months ended September 30, 2008, Series 2007-A convertible debentures with a face value of $0.9 million were converted into common shares of the Company and the Company recorded a reduction of $0.6 million in convertible debentures and a corresponding increase in equity. Also, during the nine months ended September 30, 2008, future income tax assets of $1.2 million were transferred to share capital upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007.

During the three and nine months ended September 30, 2007, (i) Series 2007-A convertible debentures with a face value of $0.2 million were converted and the Company recorded a reduction of $0.1 million in convertible debentures and a corresponding increase in equity; (ii) property, plant and equipment totaling $0.5 million was acquired via issuance of common shares of the Company and (iii) the Company financed a portion of its insurance program included in prepaids by issuing notes payable of $0.7 million.

During the nine months ended September 30, 2007, property, plant and equipment totaling $0.3 million was acquired via issuance of a promissory note. Also, during the nine months ended September 30, 2007, the Company issued agent’s compensation warrants with a value of $0.3 million for services rendered in connection with the issuance of the Series 2007-A convertible debentures.

15.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(b)           Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company. The Company’s credit risk is limited to cash and cash equivalents, trade receivables, restricted certificates of deposit, derivative instruments and auction rate securities in the ordinary course of business. Cash and cash equivalents, restricted certificates of deposit, derivative

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

instruments and auction rate securities are placed with high-credit quality financial institutions. The Company sells its metal production exclusively to large international organizations with strong credit ratings. The balance of trade receivables owed to the Company in the ordinary course of business is not significant. The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments. Therefore, the Company is not exposed to significant credit risk. Overall, the Company’s credit risk has not changed significantly from 2007.

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company. Other than disclosed in Note 6 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the nine month period ended September 30, 2008. Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity. All ARS were rated Aaa when purchased, pursuant to Apollo’s investment policy at the time. Auction rate securities are no longer allowed to be purchased under the Company’s current investment policy. Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity. All of Apollo’s ARS have continued to make regular interest payments. Apollo’s ARS were downgraded to Aa during the second quarter of 2008. If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary. Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet, which has not changed significantly since December 31, 2007. The financial assets past due do not exceed 1% of total carrying value.

(c)           Liquidity Risk

Liquidity risk is the risk that the Company will not meet its financial obligations as they become due. The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for the existing capital expenditure program and plans for expansion, which are adjusted as input variables change. These variables include, but are not limited to, available bank lines, mineral production from existing operations, commodity prices, taxes and the availability of capital markets. As these variables change, the Company may be required to conduct equity issues or obtain project debt financing.

Trade payables and accrued liabilities are paid in the normal course of business generally according to their terms, which are typically due thirty days or less. The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents. At September 30, 2008, the Company is in compliance with its debt covenants. As of September 30, 2008, the outstanding principal balance of the Series 2007-A convertible debentures (“2007 Debentures”) is $7.4 million. The 2007 Debentures are convertible at $0.50 per share which is considerably higher than the price of the Company’s common shares on the American Stock Exchange on November 10, 2008 of $0.15. Additionally, as of November 10, 2008, the Company has committed to expend approximately $32 million for the development of Black Fox and will be required to repay the outstanding balance of the

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Credit Facility Extension of $2.8 million (Notes 8 and 18(a)) due in installments in March 2009 and June 2009. Based on the current cash balance and expected cash flows of the Montana Tunnels joint venture, the Company will not have sufficient funds to (1) repay the full amount of the $7.4 million principal amount of the Debentures and interest due of $1.3 million on February 23, 2009, (2) fund the commitments for the development of Black Fox, (3) repay the Credit Facility Extension and (4) fund corporate expenditures. Therefore, the Company is currently considering its financing options to meet the obligations listed above which include debt financing, capital leasing arrangements, additional equity issuances and refinancing the Series 2007-A convertible debentures. The Company’s financing options may be significantly affected by the current volatile economic financial market conditions which could significantly increase costs of financing or the Company may be unable to issue debt or equity securities at all.

In the normal course of business, the Company enters into contracts that give rise to commitments for future minimum payments. The following table summarizes the remaining contractual maturities of the Company’s financial liabilities:

	Payment Due by Period As of September 30, 2008					As of December 31, 2007
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
Accounts payable, accrued liabilities and property and mining taxes payable	$6,672	$-	$-	$-	$6,672	$6,645
Notes payable and other current debt	7,506	70	-	-	7,576	7,776
Convertible debentures	7,438	-	-	-	7,438	8,380
Interest on convertible debentures	1,339	-	-	-	1,339	2,711
Operating lease obligations	86	61	-	-	147	183
Capital expenditures	9,795	-	-	-	9,795	21
	$32,836	$131	$-	$-	$32,967	$25,716

(d)           Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include: Canadian dollar denominated cash and cash equivalents and accounts payable. For the three and nine months ended September 30, 2008, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.3 and $0.6 million, respectively, for a 10% increase or decrease in the Canadian dollar.

(e)           Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments. Currently, the Company’s outstanding borrowings consist of (1) a credit facility with a balance of $4.8 million at September 30, 2008, (2) the Series 2007-A convertible debentures (“the Debentures”) which have an aggregate $7.4 million face value at September 30, 2008 and (3) a margin loan, included within notes payable and other current debt, with a balance of $0.9 million which is secured by auction rate securities (Note 6). The credit facility and the margin loan both have a floating

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.          FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

interest rate based on LIBOR plus 2.0% for the credit facility and plus 1.25% for the margin loan, and the Debentures have a stated rate of 18% which increased from 12% on February 23, 2008 as part of the original terms. The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk. The weighted average interest rate paid by the Company during the three and nine months ended September 30, 2008 on its outstanding borrowings was 4.5% and 8.5%, respectively.

For the three and nine months ended September 30, 2008, a 1% increase or decrease in floating interest rates would not have had a material impact on the amount of interest expense recorded during those periods.

(f)            Commodity Price Risk

The Company’s principal businesses include the sale of several commodities. Revenues, earnings and cash flows from the sale of gold, lead, zinc and silver are sensitive to changes in market prices, over which the Company has little or no control. The Company has the ability to address its price-related exposures through the limited use of options and future and forward contracts, but generally does not enter into such arrangements except as required to obtain favorable financing terms.

On July 1, 2008, in order to meet certain loan criteria of the credit facility mentioned in (e) above, the Company entered into certain option contracts. See Note 8 for details.

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

16.          SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture) in the United States and the Black Fox development project in Canada. The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured. The segment information for Montana Tunnels assets and liabilities and the results of operations are reported under the proportionate consolidation method as a result of the JV Agreement (Note 5). The Montana Tunnels assets and liabilities and results of operations of the Montana Tunnels joint venture disclosed in Note 5 differ from the amounts below due to the inclusion of assets and liabilities and results of operations of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which primarily relate to the Diamond Hill mine. The accounting policies for these segments are the same as those followed by the Company as a whole.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.           SEGMENTED INFORMATION (continued)

Amounts as at September 30, 2008 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$1,327	$341	$5,944	$7,612
Other non-cash current assets	5,964	376	3,362	9,702
	7,291	717	9,306	17,314
Long-term investments	-	-	1,215	1,215
Property, plant and equipment	8,917	63,829	3,063	75,809
Deferred stripping costs	1,958	-	-	1,958
Restricted certificates of deposit	8,028	1,545	8	9,581
Other long-term assets	-	98	1,063	1,161
Total assets	$26,194	$66,189	$14,655	$107,038

Current liabilities	$5,304	$1,102	$14,500	$20,906
Notes payable and other long-term liabilities	70	-	309	379
Accrued site closure costs	9,911	1,678	-	11,589
Deferred gain	1,027	-	-	1,027
Total liabilities	$16,312	$2,780	$14,809	$33,901

Amounts as at December 31, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$306	$(39)	$4,585	$4,852
Other non-cash current assets	3,206	171	4,248	7,625
	3,512	132	8,833	12,477
Long-term investments	-	-	1,467	1,467
Property, plant and equipment	9,176	36,100	3,102	48,378
Deferred stripping costs	4,787	-	-	4,787
Restricted certificates of deposit	6,057	650	8	6,715
Other long-term assets	-	84	-	84
Future income tax assets	-	-	1,165	1,165
Total assets	$23,532	$36,966	$14,575	$75,073

Current liabilities	$3,580	$688	$9,994	$14,262
Notes payable and other long term liabilities	145	14	5,826	5,985
Accrued site closure costs	8,995	447	-	9,442
Deferred gain	2,511	-	-	2,511
Total liabilities	$15,231	$1,149	$15,820	$32,200

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.           SEGMENTED INFORMATION (continued)

	Three months ended September 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$12,764	$-	$-	$12,764
Direct operating costs	9,978	-	-	9,978
Depreciation and amortization	380	-	26	406
General and administrative expenses	-	-	826	826
Accretion expense - accrued site closure costs	177	-	-	177
Amortization of deferred gain	(560)	-	-	(560)
Exploration and business development	-	167	587	754
	9,975	167	1,439	11,581
Operating income (loss)	2,789	(167)	(1,439)	1,183
Interest income	38	-	62	100
Interest expense	(45)	-	(1,098)	(1,143)
Financing costs	-	-	(70)	(70)
Realized gains on derivative contracts	-	-	1,556	1,556
Unrealized gains on derivative contracts	-	-	(763)	(763)
Foreign exchange loss and other	-	-	(283)	(283)
Income (loss) from continuing operations before income taxes	$2,782	$(167)	$(2,035)	$580
Investing activities
Property, plant and equipment expenditures	$123	$21,644	$-	$21,767

	Nine months ended September 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$38,685	$-	$-	$38,685
Direct operating costs	28,508	-	-	28,508
Depreciation and amortization	1,085	-	80	1,165
General and administrative expenses	-	-	2,914	2,914
Accretion expense - accrued site closure costs	532	-	-	532
Amortization of deferred gain	(1,484)	-	-	(1,484)
Exploration and business development	-	217	2,294	2,511
	28,641	217	5,288	34,146
Operating income (loss)	10,044	(217)	(5,288)	4,539
Interest income	128	-	181	309
Interest expense	(259)	-	(3,053)	(3,312)
Financing costs	-	-	(70)	(70)
Realized gains on derivative contracts	-	-	3,506	3,506
Unrealized gains on derivative contracts	-	-	(1,496)	(1,496)
Foreign exchange loss and other	-	-	(508)	(508)
Income (loss) from continuing operations before income taxes	$9,913	$(217)	$(6,728)	$2,968
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$301	$26,493	$42	$26,836

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.           SEGMENTED INFORMATION (continued)

Three months ended September 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$11,863	$-	$-	$11,863
Direct operating costs	7,285	-	-	7,285
Depreciation and amortization	351	-	26	377
General and administrative expenses	-	-	902	902
Accretion expense - accrued site closure costs	126	-	-	126
Amortization of deferred gain	(345)	-	-	(345)
Exploration and business development	-	-	291	291
	7,417	-	1,219	8,636
Operating income (loss)	4,446	-	(1,219)	3,227
Interest income	60	-	86	146
Interest expense	(199)	-	(1,385)	(1,584)
Foreign exchange gain and other	-	-	33	33
Income (loss) from continuing operations before income taxes	$4,307	$-	$(2,485)	$1,822
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$2,678	$1,859	$-	$4,537

Nine months ended September 30, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$27,594	$-	$-	$27,594
Direct operating costs	18,280	-	-	18,280
Depreciation and amortization	929	-	78	1,007
General and administrative expenses	-	-	2,901	2,901
Accretion expense - accrued site closure costs	380	-	-	380
Amortization of deferred gain	(774)	-	-	(774)
Exploration and business development	-	-	2,028	2,028
	18,815	-	5,007	23,822
Operating gain (loss)	8,779	-	(5,007)	3,772
Interest income	157	-	328	485
Interest expense	(786)	-	(3,411)	(4,197)
Financing costs	-	-	(480)	(480)
Foreign exchange loss and other	-	-	31	31
Income (loss) from continuing operations before income taxes	$8,150	$-	$(8,539)	$(389)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$7,019	$3,317	$1,951	$12,287

17.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP. The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

and Exchange Commission at September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	Sept. 30, 2008	Dec 31, 2007
Total assets in accordance with Canadian GAAP	$107,038	$75,073
Deferred financing costs (a)	-	160
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(14,623)	(12,032)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,667)	(1,812)
Deferred stripping costs (b)(iii)	(1,958)	(4,787)
Black Fox development costs(c)	(29,159)	(26,827)
Convertible debentures (d)	177	509
Income taxes related to flow-through share issuance (e)	-	(1,165)
Total assets in accordance with U.S. GAAP	$59,808	$29,119

Total liabilities in accordance with Canadian GAAP	$33,901	$32,200
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(14,623)	(12,032)
Deferred gain (b)(i)	(1,027)	(2,511)
Convertible debentures (d)	643	2,063
Income taxes related to flow-through share issuance (e)	1,788	628
Total liabilities in accordance with U.S. GAAP	$20,682	$20,348

Total shareholders’ equity in accordance with Canadian GAAP	$73,137	$42,873
Deferred financing costs (a)	-	160
Deferred gain (b)(i)	1,027	2,511
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,667)	(1,812)
Deferred stripping costs (b)(iii)	(1,958)	(4,787)
Black Fox development costs (c)	(29,159)	(26,827)
Convertible debentures (d)	(466)	(1,554)
Income taxes related to flow-through share issuance (e)	(1,788)	(1,793)
Total shareholders’ equity in accordance with U.S. GAAP	$39,126	$8,771

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$59,808	$29,119

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	Sept. 30, 2008	Dec 31, 2007
Share capital	$188,896	$165,790
Note warrants	2,234	2,292
Contributed surplus	45,081	39,463
Deficit	(197,085)	(198,774)
Total shareholders’ equity in accordance with U.S. GAAP	$39,126	$8,771

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net income (loss) and earnings (loss) per share would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss) for the period based on Canadian GAAP	$548	$2,117	$2,873	$(94)
Financing costs (a)	(53)	-	(160)	-
Amortization of deferred gain (b)(i)	(560)	(345)	(1,484)	(774)
Change in depreciation of property, plant and equipment (b)(ii)	53	66	145	160
Capitalized deferred stripping costs and amortization (b)(iii)	1,067	(1,340)	2,829	(4,427)
Black Fox development costs (c)	-	(1,135)	(2,332)	(2,456)
Convertible debentures (d)	287	231	(810)	(4,996)
Income taxes related to flow-through share issuance (e)	-	(230)	628	(230)
Net income (loss) for the period based on U.S. GAAP	$1,342	$(636)	$1,689	$(12,817)
Comprehensive income (loss) based on U.S. GAAP	$1,342	$(636)	$1,689	$(12,817)
Basic and diluted earnings (loss) per share in accordance with U.S. GAAP	$0.01	$0.00	$0.01	$(0.09)

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash provided by operating activities based on Canadian GAAP	$133	$4,613	$3,765	$5,734
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(2,248)	(5,508)	(11,059)	(8,773)
Black Fox development costs (c)	-	(1,135)	(2,332)	(2,456)
Cash used in operating activities based on U.S. GAAP	(2,115)	(2,030)	(9,626)	(5,495)

Cash used in investing activities based on Canadian GAAP	(22,455)	(4,609)	(26,908)	(12,926)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	911	3,235	2,272	8,090
Black Fox development costs (c)	-	1,135	2,332	2,456
Restricted cash for Canadian flow-through expenditures (e)	(7,243)	490	(4,634)	673
Cash provided by (used in) investing activities based on U.S. GAAP	(28,787)	251	(26,938)	(1,707)

Cash provided by financing activities based on Canadian GAAP	29,711	(462)	26,326	9,296
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	463	2,895	7,766	(140)
Cash provided by financing activities based on U.S. GAAP	30,174	2,433	34,092	9,156

Effect of exchange rate changes on cash	(379)	19	(423)	21

Net cash (outflow) inflow in accordance with U.S. GAAP	(1,107)	673	(2,895)	1,975
Cash, beginning of period in accordance with U.S. GAAP	(454)	5,020	1,334	3,718
Cash, end of period in accordance with U.S. GAAP	$(1,561)	$5,693	$(1,561)	$5,693

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

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

(b)           Montana Tunnels

(i) Joint venture

Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine (“MTM”) using the proportionate consolidation method whereby the Company’s proportionate share of each line item of MTM’s assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements (Note 5).  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investee’s earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher. Under U.S. GAAP the gain on transfer of the Company's interest in MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net income using the units-of-production method over the expected life of mine based on the recoverable gold equivalent ounces. The adjustments to reconcile between Canadian GAAP and U.S. GAAP for Montana Tunnels have been presented separately rather than being presented as a single equity accounting adjustment.  The Company believes that this presentation provides more detailed information to a reader of the financial statements enabling the reader to reconcile the individual adjustments to the primary Canadian GAAP financial statements and footnotes.

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
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(c)           Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized. Under U.S. GAAP, these expenditures have been expensed as incurred. Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at September 30, 2008 and an additional expense of $1.1 million and $2.3 million has been recorded for the three and nine months then ended.

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP. As at September 30, 2008, unexpended flow-through funds were $7.8 million (December 31, 2007 - $3.2 million).

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.          DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

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

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements. The Company and/or one of its subsidiaries are subject to the material taxing jurisdictions of the United States and Canada. The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has no accrued interest or penalties related to uncertain tax positions as of September 30, 2008.

(g)           Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were adopted January 1, 2008. All of the Company’s financial assets and liabilities are measured at fair value using Level 1 inputs with the exception of (1) derivative contracts which use Level 2 inputs and (2) auction rate securities which use Level 3 inputs (See Note 6). The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.           DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent frame work, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. It is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Positions (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlements)”. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods with those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	SUBSEQUENT EVENTS
(a)	Credit Facility Extension and hedging terms

On October 23, 2008, the Company unwound a portion of its outstanding derivative contracts early for proceeds of $2.01 million and repaid principal of $1.95 million on the Credit Facility Extension (Note 8). The derivative contracts that were unwound early had been put into place on July 1, 2008 in order to meet certain loan criteria of the Credit Facility Extension. As of October 23, 2008 and after giving effect to the $1.95 million prepayment, Apollo owes $2.84 million under the Credit Facility Extension. This transaction did not affect any other terms of the Credit Facility Extension. As of October 23, 2008, Apollo has the following outstanding put and call contracts, which are in the form of a no premium collar (buy a put, sell a call) at the following prices:

	Amount	Put	Call
Gold	2,931 ounces	$800 per ounce	$1,075 per ounce
Silver	24,786 ounces	$16.25 per ounce	$18.80 per ounce
Lead	1,117,428 lbs	$0.775 per lb	$0.835 per lb

These contracts mature in three equal amounts at the end of January, February and March 2009.

(b)	Commitments for development of the Black Fox Project

Subsequent to September 30, 2008 and as of the date these condensed consolidated financial statements were prepared, the Company entered into certain agreements and made certain commitments for the development of Black Fox summarized in the table below:

Commitments to purchase mining equipment	$162
Commitments to lease mining equipment	$4,822
Commitments to a contractor to perform the pre-strip of alluvial waste to gain access to the ore body	$12,204
Commitments to a contractor to construct waste water ponds	$3,739
Commitments for expenditures to make improvements to the mill at the Stock Mill Complex	$1,389

(c)	Cessation of Mining at Montana Tunnels

On October 22, 2008, Apollo announced that, as at the end of November 2008, it will have completed mining of ore from the Montana Tunnels open pit operation as permitted by the current “L Pit” permit. Upon completion of ore mining at the Montana Tunnels mine, the Company estimates that it will have a stockpile of over two million tons of ore, which the Company believes is sufficient feed for the Montana Tunnels mill to continue to produce zinc-gold and lead-gold concentrates for approximately five more months. When mining operations at the L Pit cease at the end of November 2008, the Company has notified employees at the Montana Tunnels mine that it expects that approximately 100 of the mine’s 200 employees will be given a 60-day notice of the termination of their employment in compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification Act (the “WARN Act”).

The Company has applied for the necessary permits to expand the current pit, which expansion plan is referred to as the “M Pit project,” and is awaiting the necessary approvals. The permits for the M Pit project would allow Montana Tunnels to begin a 12 month pre-stripping program that would cost

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2008
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.           SUBSEQUENT EVENTS (continued)

approximately $70 million, during which time no ore would be produced. The Company is not currently engaged in discussions with financing sources for its $35 million share of the financing costs. The decision to proceed with the M Pit project must be agreed to by both Apollo and Elkhorn Tunnels, LLC, its joint venture partner at the mine. Apollo and its joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on the following factors:

· receipt of the necessary permits for the M Pit project;

· securing financing for the $70 million; and

· prices of gold, silver, lead and zinc and available smelter terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 17 to the attached condensed consolidated financial statements.

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

Corporate

On July 1, 2008, we announced that Montana Tunnels Mining, Inc., our wholly owned subsidiary, had entered into a $5.15 million extension of an existing debt facility with RMB. The primary use of funds from this extended facility was the payment of Cdn$4.0 million to St Andrew Goldfields Ltd. (“St Andrew”) as a partial payment of the purchase price for the Stock Mill Complex.

On July 24, 2008, we completed an offering (“Unit Offering”) of equity units (“Units”). A total of 40,806,500 Units were subscribed for at a price of Cdn$0.50 per Unit (US$0.495 per Unit for purchasers residing in the United States), for total gross proceeds of Cdn$20.2 million and US$0.2 million. Each Unit is comprised of one common share and one-half of one common share purchase warrant (a “Warrant”), with each whole Warrant exercisable into one common share at a price of Cdn$0.65 per share for 36 months.

On August 21, 2008, we completed an offering of 17,000,000 flow-through common shares (“Flow-through Offering”) for purposes of the Income Tax Act (Canada) at Cdn$0.50 per common share for net proceeds of $7.5 million (Cdn$7.8 million). In connection with this offering, 1,020,000 share purchase warrants were issued to the agent. Each share purchase warrant is immediately exercisable at Cdn$0.50 per common share of the Company and expires on August 21, 2010. We intend to use the gross proceeds of the private placement for the pre-strip of the Black Fox open pit mine and to incur Canadian Exploration Expenses (as defined under the Income Tax Act (Canada)) at our Black Fox Project.

In May 2008, we retained Macquarie Bank Ltd. and RMB Resources Inc. as joint arrangers (the “Banks”) and underwriters for the Black Fox project finance facility. The Banks have conducted extensive due diligence and this process is nearing completion. Following completion of due diligence, Apollo and the Banks will be in a position to proceed with credit committee approvals and negotiation of definitive documents.

Montana Tunnels

During the third quarter 2008, approximately 2,454,000 tons were mined, of which 1,824,000 tons were ore. The mill processed 1,221,000 tons of ore at an average throughput of 13,300 tons per day for the quarter. As at September 30, 2008, the ore stockpile sitting alongside the mill was 1,982,000 tons. Payable production in the third quarter was 14,600 ounces of gold, 144,000 ounces of silver, 4,586,000 pounds of lead and 9,623,000 pounds of zinc. Apollo’s share of this production is 50%.

Grade:		Recoveries:
Gold ounces per ton	0.0154	Gold	81.20%
Silver ounces per ton	0.1811	Silver	82.80%
Lead %	0.2292	Lead	83.98%
Zinc %	0.6261	Zinc	82.48%

Total cash costs for the third quarter 2008 on a by-product basis were $471 per ounce of gold and on a co-product basis they were $666 per ounce of gold, $9.40 per ounce of silver, $0.69 per lb of lead and $0.59 per lb of zinc. For the third quarter 2008, the higher cash costs per ounce of gold on a by-product basis compared to the third quarter 2007 are the result of (1) 37% higher direct costs related to higher cost of consumables such as diesel fuel and (2) a 19% reduction in by-product credits due to lower zinc and lead prices.

During the third quarter 2008, the joint venture spent $0.1 million on capital expenditures. Apollo’s share of these capital expenditures is 50%. Also in the third quarter 2008, the joint venture distributed $3.0 million to its principals, 54% of which went to Apollo and 46% of which went to Elkhorn.

See Note 18 (Subsequent Events) for a discussion of the cessation of mining activities at Montana Tunnels in November 2008.

Black Fox

Reserves - On April 14, 2008, we filed a Canadian National Instrument, NI 43-101 Technical Report, which was prepared to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. The table below summarizes the Black Fox Total Mineral Reserve. The mineral reserves shown in the table below were calculated based on a gold price of $650 per ounce.

Black Fox Probable Reserve Statement as of February 29, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

Purchase of the Stock Mill Complex - On July 28, 2008, the Company completed the acquisition of the Stock Mill Complex from St Andrew, a significant shareholder of the Company, for a purchase price of $19.6 million cash (Cdn$20.1 million). The Stock Mill Complex, which we now refer to as the Black Fox mill complex, includes a mill and related land, equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario. The Company intends to use the Black Fox mill complex to process ore mined at the Black Fox mine, which is approximately 30 kilometers from the Black Fox mill complex. In connection with the acquisition of the Black Fox mill complex, Apollo agreed to assume certain contractual liabilities of St Andrew and environmental liabilities relating to events after the closing of the acquisition and is required to refund St Andrew its bonding commitment at the Black Fox mill complex in the amount of approximately $1.1 million (Cdn$1.2 million) by July 28, 2009. As of July 28 and September 30, 2008, St Andrew held approximately 30.6 million and 29.5 million common shares of the Company, respectively (14.0% and 13.4% of the outstanding common shares, respectively).

Mine Development - Since April 2008, when we completed the bankable feasibility study on the Black Fox mine, we have made progress at Black Fox on a number of fronts. Specifically, we have received all necessary permits and approvals required to commence mining activities, initiated removal of the glacial till material which overlays the open it and begun placing orders for the long lead time items required to upgrade the Black Fox mill complex. Consequently, assuming we obtain the necessary financing, mining of the Black Fox open pit is expected to commence in March 2009.

On October 23, 2008, we commenced removal of the glacial till material which overlays the open pit. This removal is scheduled to be completed in May 2009. Apollo has placed orders for the long lead time mining equipment, and all items required to commence mining are scheduled to be on site in January and February 2009. We expect that, by the second quarter of 2009, the open pit will produce 1,500 tonnes of ore per day, which will be sufficient to feed the mill. Based on this assessment, we have decided to defer underground mining to periods after 2009.

Black Fox Mill Complex - We recently reviewed the costs associated with upgrading the Black Fox mill complex to process 1,500 tonnes of ore per day (1,650 tonnes at a 90% availability). It is estimated that the cost of the upgrade would be $17.0 million, for which we would need to obtain financing, and that the upgrade could be completed by April 2009.

Apollo is currently in the process of placing orders for the long lead time items required for mill upgrade, with the key item being a new 12ft x 18ft 1200 kw ball mill to enhance the grinding circuit, which is scheduled to arrive in March 2009.

Commitments - As of September 30, 2008, we had committed to lease $8.7 million of mining equipment and expend an additional $1.1 million for improvements to the Black Fox mill complex. As of November 10, 2008, we had (1) committed to lease an additional $4.8 million of mining equipment for use at Black Fox, (2) contracted the pre-strip of alluvial waste for $12.2 million, (3) contracted the construction of waste water ponds for $3.7 million and (4) made additional commitments to expend $1.4 million for improvements to the mill.

Huizopa Project

On August 14, 2008, we announced the results of the core drilling program on the Puma de Oro Exploration target. Twenty five NQ core holes were drilled on a north-trending zone targeted for drilling based on Apollo’s geochemical sampling and geologic mapping. Anomalous gold and silver was found in twenty of the holes with six of the twenty holes having significant gold and silver values.

The next drill program is scheduled for 2009 and, in the meantime, we are working on completing a Canadian National Instrument 43-101 for the Huizopa property.

METAL SALES & METAL PRICE AVERAGES

The table below summarizes our share of metal sales of gold, silver, lead and zinc of the Montana Tunnels mine, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Metal sales:
Gold (ounces)	7,319	4,755	18,864	11,399
Silver (ounces)	72,202	79,048	181,797	189,504
Lead (pounds)	2,293,152	1,685,385	5,661,713	4,081,191
Zinc (pounds)	4,811,612	3,305,620	13,892,310	7,718,926
Total revenue ($millions)	$12.8	$11.9	$38.7	$27.6
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$471	$(215)	$367	$(231)
Total production costs per ounce of gold	$523	$(141)	$424	$(160)
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$666	$459	$668	$429
Total cash costs per ounce of silver	$9.40	$8.15	$11.73	$8.15
Total cash costs per pound of lead	$0.69	$1.12	$0.79	$0.86
Total cash costs per pound of zinc	$0.59	$0.78	$0.67	$0.92
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$870	$681	$897	$666
Silver - London bullion mkt. ($/ounce)	$15.03	$12.70	$16.63	$13.12
Lead - London Metal Exchange ($/pound)	$0.87	$1.43	$1.08	$1.07
Zinc - London Metal Exchange ($/pound)	$0.80	$1.46	$0.95	$1.56

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Three months ended Sept. 30,			Nine months ended Sept. 30,
($ in thousands, except per ounce of gold data)	2008	2007	2008	2007 (1)
Gold ounces sold	7,319	4,755	18,864	11,399
Direct operating costs	$9,977	$7,283	$28,503	$17,031
Less: Mining taxes, royalty expenses	377	327	1,165	763
By-product credits	6,531	8,305	21,582	19,668
Cash operating cost	3,069	(1,349)	5,756	(3,400)
Cash operating cost per ounce of gold	$419	$(284)	$305	$(298)
Cash operating costs	3,069	(1,349)	5,756	(3,400)
Add: Mining taxes, royalty expenses	377	327	1,165	763
Total cash costs	3,446	(1,022)	6,921	(2,637)
Total cash cost per ounce of gold	$471	$(215)	$367	$(231)
Total cash costs	3,446	(1,022)	6,921	(2,637)
Add: Depreciation & amortization	381	351	1,086	817
Total production costs	3,827	(671)	8,007	(1,820)
Total production cost per ounce of gold	$523	$(141)	$424	$(160)

(1)	Metal sales, revenue and costs for the first nine months of 2007 does not include January and February as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenue from the Sale of Minerals.

Revenue for the three months ended September 30, 2008 increased 8% to $12.8 million from $11.9 million for the same period in 2007. The increase in revenue is mainly due to the higher gold prices and a 54% increase in gold production for the quarter as compared to the same period last year. Increased gold revenues were partially offset by significantly lower prices for zinc and lead.

Operating Expenses.

Direct Operating Costs. Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the three months ended September 30, 2008 increased 37% to $10.0 million from $7.3 million for the three months ended September 30, 2007. This increase is a result of 21% higher treatment charges and increased cost per ton of mining which increased 70% from $1.86 per ton up to $3.16 per ton as a direct result of increased costs of consumables such as diesel fuel.

Depreciation and Amortization. Depreciation and amortization expenses were $0.4 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were $0.8 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.2 million for the three months ended September 30, 2008 compared to $0.1 million for the same period in 2007.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.6 million for the three months ended September 30, 2008 compared to $0.3 million for the three months ended September 30, 2007.

Exploration and Business Development Expense. Expenses for exploration and development were $0.8 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. The expenses for the third quarter of 2008 consisted of exploration related expenses at our Huizopa Project of $0.6 million and exploration expenses of $0.2 million, mainly drilling expenses, at an adjacent property to the Black Fox Project, known as Grey Fox. The increase in the costs for the third quarter 2008 was mainly a result of the drilling campaign undertaken at the Huizopa project.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 34% to $11.6 million for the three months ended September 30, 2008, from $8.6 million for the three months ended September 30, 2007.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.1 million and incurred interest expense of $1.1 million during the three months ended September 30, 2008 compared to $0.1 million in interest income and $1.6 million in interest expense during the three months ended September 30, 2007. The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007.

Net Income.

For the three months ended September 30, 2008, we recorded net income of $0.5 million, or $0.00 per share, as compared to net income of $2.1 million, or $0.01 per share, for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenue from the Sale of Minerals.

Revenue for the nine months ended September 30, 2008 increased 40% to $38.7 million from $27.6 million for the same period in 2007. The increase in revenue is due to higher gold prices in 2008 and a 65% increase in gold production. Some of the increase in production is attributable to the fact that for 2008 we have nine months of milling (less the three-week period during which the mill was shut down to repair the ball mill in the second quarter), compared to seven months of milling in 2007 (milling resumed at Montana Tunnels on March 1, 2007).

Operating Expenses.

Direct Operating Costs. Direct operating costs, which includes mining costs, processing costs and smelting and refining charges, for the nine months ended September 30, 2008 increased 56% to $28.5 million from $18.3 million for the nine months ended September 30, 2007. This increase is a result of 62% higher treatment charges and increased cost per ton of mining which increased 64% from $1.93 per ton up to $3.17 per ton as a direct result of increased costs of consumables such as diesel fuel.

Depreciation and Amortization. Depreciation and amortization expenses were $1.2 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses. General and administrative expenses were $2.9 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Accretion Expense - Accrued Site Closure Costs. Accrued accretion expense was $0.5 million for the nine months ended September 30, 2008 compared to $0.4 million for the same period in 2007.

Amortization of Deferred Gain. Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $1.5 million for the nine months ended September 30, 2008 and $0.8 million for the nine months ended September 30, 2007.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $2.5 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is due primarily to increased exploration activity at the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses increased 43% to $34.1 million for the nine months ended September 30, 2008, compared to $23.8 million for the six months ended September 30, 2007.

Other Income (Expenses).

Interest Income and Interest Expense. We realized interest income of $0.3 million and incurred interest expense of $3.3 million during the nine months ended September 30, 2008 compared to $0.5 million in interest income and $4.2 million in interest expense during the nine months ended September 30, 2007. The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007.

Financing Costs. There have been $0.1 million of financing costs during the nine months ended September 30, 2008. Financing costs of $0.5 million for the nine months ended September 30, 2007 were in connection with the convertible debentures issued in February 2007.

Net Income (Loss).

For the nine months ended September 30, 2008, we recorded net income of $2.9 million, or $0.02 per share, as compared to a net loss of $0.1 million, or $0.00 per share, for the nine months ended September 30, 2007.

MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by the Montana Tunnels joint venture. At September 30, 2008, we had cash of $7.6 million, compared to cash of $4.9 million at December 31, 2007. The increase in cash since December 31, 2007 is primarily the result of financing cash inflows of $26.3 million and operating cash inflows of $3.8 million, partially offset by investing cash out flows of $26.9 million and a $0.4 million reduction in cash due to the effect of exchange rate changes on cash.

During the nine months ended September 30, 2008, net cash used in investing activities totaled $26.9 million. Capital expenditures for property, plant and equipment of $26.5 million include $26.2 million for the further development of the Black Fox Project and $0.3 million spent at Montana Tunnels. Included in the Black Fox capital expenditures is $20.6 million for the purchase of the Black Fox mill complex. Other investing activities include cash outflows of $2.9 million for the funding of the Montana Tunnels reclamation liability and $1.0 million for additional bonding for the future reclamation at Black Fox. Additionally, there were cash inflows of $3.5 million from settlement of lead and zinc derivative contracts.

During the nine months ended September 30, 2008, cash provided by financing activities was $26.3 million. Net proceeds on issuance of shares and warrants were $25.6 million which consists of (1) $18.1 million for the Unit Offering completed July 24, 2008 and (2) $7.5 million for the Flow-through Offering completed August 21, 2008. Proceeds from loans of $7.2 million are comprised of (1) $5.2 million for an extension on an existing debt facility, (2) $1.0 million for an equipment lease and (3) funding from a margin loan of $1.0 million that is secured by long-term investments - the $1.5 million face value auction rate securities. Payments of notes payable accounted for cash outflows of $7.8 million. Also, cash inflows of financing activities included the exercise of 3.3 million warrants at an average exercise price of $0.43 per common share for proceeds of $1.4 million.

During the third quarter of 2008, Apollo spent $23.7 million on the development of the Black Fox Project including $20.6 million on the purchase of the Black Fox mill complex and $1.0 million on additional bonding. Current estimates are that an additional $50 million of capital, including $6.5 million in additional bonding, is required to complete the project. As of the end the third quarter of 2008 Apollo had capital commitments associated with Black Fox amounting to $9.8 million and, subsequent to September 30, 2008, we have made commitments for an addition $22.3 million in capital expenditures associated with the development of Black Fox. At Montana Tunnels, mining of the L Pit is scheduled to cease at the end of November 2008 and milling of stockpiled ore is scheduled to continue into the second quarter of 2009 and at current prices will produce a positive cash flow for the benefit of Apollo until the cessation of milling. There are no capital commitments at Montana Tunnels within the net twelve months unless Apollo and its JV partner, Elkhorn, decide to develop the M Pit project, a decision for which has not been made. If no decision on the M Pit has been made before we complete milling stockpiled ore in the second quarter 2009, then the mill will be placed on care and maintenance. The current estimate of the reclamation liability for the L Pit and the Montana Tunnels site is $18.5 million which as at the date this report was prepared is covered by $16.0 million in cash in a trust account plus collateralized land valued at $3.2 million (Apollo’s share of the liability, cash in trust and collateralized land is 50% of these amounts). Therefore, in summary, no further capital expenditures at Montana Tunnels will be required unless the M Pit is developed.

Management has performed a limited review to assess whether there are facts and circumstances that indicate potential impairment of the Montana Tunnels joint venture. Management has considered the expected future gold, silver, lead and zinc prices and cost structures, and concluded that there was no indication of a potential impairment for the Montana Tunnels joint venture as of September 30, 2008. However, the ongoing challenging conditions in the financial markets, the commodity markets, and the related uncertainty about the future business environment make an assessment of the mid-to-long term performance by using estimates and assumptions extremely difficult. The Company’s annual mineral property impairment test will be performed for the year ending December 31, 2008, as part of the review of the reserves, resources and status of the Montana Tunnels joint venture and financial plans to be determined. The continuation of the global liquidity crisis, the commodity market volatility and its wider implications for the operating environment of the Company’s mining operation could result in an impairment of mineral properties in the future.

We estimate that with our September 30, 2008 cash balance of $7.6 million and the projected cash flows from the Montana Tunnels mine joint venture, we will not have sufficient funds to (1) fund the balance of the 2008 work programs for the continued development of Black Fox Project, including the capital commitments discussed in the immediately preceding paragraph, (2) fund $0.3 million for exploration at Huizopa, (3) repay the $7.4 million outstanding principal amount of convertible debentures due February 2009 (plus accrued interest of $1.3 million) and (4) fund corporate overhead. We are therefore currently considering our financing options to fund the capital development of the Black Fox Project and to fund these items. On May 5, 2008, we announced that Apollo had retained Macquarie Bank Ltd. and RMB Resources, Inc. as joint arrangers and underwriters for a proposed debt facility to fund development capital for the Black Fox Project. Our ability to raise capital is highly dependent upon the commercial viability of our projects and the associated prices of metals. Because of the significant impact that changes in the prices of gold and zinc have on our financial condition, declines in these metals prices may negatively impact short-term liquidity and our ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support our operations, our management will defer certain planned capital expenditures and exploration activities as needed to conserve cash for operations. Our ability to issue debt and/or equity securities may be negatively affected by the current volatile economic financial market conditions which could significantly increase issuance costs or we may be unable to issue debt or equity securities at all. There can be no assurance that we will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures, exploration expenditures and to repay the convertible debentures. As discussed in Note 1 “Continuing Operations” to the attached condensed consolidated financial statements, if we are unable to generate sufficient cash flow by issuing debt and/or equity securities, we may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

On July 1, 2008, Montana Tunnels Mining, Inc. entered into a $5.15 million extension of an existing debt facility with RMB. We also entered into certain derivative contracts for gold, silver, lead and zinc as a requirement of the this extended debt facility. See Notes 8 and 18(a) to the attached condensed consolidated financial statements for a discussion of the outstanding balance of this extended debt facility and status of the related derivative contracts.

In connection with the purchase of the Black Fox mill complex completed on July 28, 2008, we will be required to post a bond of Cdn$1.2 million by July 28, 2009 to replace the existing bond put in place by St Andrew.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Background and Recent Developments - Black Fox - Commitments” for a discussion of capital and lease commitments.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

None.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox. As of September 30, 2008, we have accrued $10.3 million related to reclamation, an increase of $0.9 million from December 31, 2007. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $19.7 million (Apollo’s share is $10.3 million) at September 30, 2008. We have accrued the present value of management’s estimate of the future liability as of September 30, 2008.

Also, we assumed additional environmental liabilities when we purchased the Black Fox mill complex which are currently recorded at $1.2 million. We will be required to post a bond of Cdn$1.2 million by July 28, 2009 to replace the existing bond put in place by St Andrew.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP. The application of U.S. GAAP has a significant effect on the net loss and net loss per share. For a detailed explanation see Note 17 of our interim financial statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar currencies, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Based on the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms, and ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required financial disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II --- OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations. Those risk factors continue to be relevant to understanding our business, financial condition and operating results. Certain of those risk factors have been updated in this Quarterly Report on Form 10-Q to provide updated information, as set forth below. In addition, we have included additional risk factors relating to the scheduled cessation of mining activities at the Montana Tunnels mine in November 2008 and the maturity of our Series 2007-A convertible debentures due February 23, 2009.

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

Approximately 60.1 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.20 to $2.24 and a weighted average price of $0.60. In addition, there are approximately 14.9 million common shares issuable upon the conversion of the $7.4 million outstanding principal amount of convertible debentures issued February 23, 2007 at the option of the holder at a conversion price of $0.50 per share. During the term of the warrants, options and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional equity financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the outstanding rights.

Future share sales and issuances could impair our share price.

If Apollo Gold’s shareholders sell substantial amounts of our common shares, the market price of our common shares could decrease. Apollo Gold has 219,860,257 common shares outstanding as of November 10, 2008. In addition, we may sell additional common shares in subsequent offerings and issue additional common shares to finance future acquisitions. Apollo Gold cannot predict the size of future issuances of common shares or the effect, if any, that future issuances and sales of common shares will have on the market price of our common shares. Sales or issuances of large numbers of our common shares, or the perception that such sales might occur, may adversely affect prevailing market prices for our common shares. With any additional issuance of common shares, investors will suffer dilution to their voting power and we may experience dilution in our earnings per share.

Mining of ore at our Montana Tunnels mine is scheduled to cease in November 2008.

On October 22, 2008, we announced that, as at the end of November 2008, we will have completed mining of ore from the Montana Tunnels open pit operation as permitted by our current “L Pit” permit. Upon completion of ore mining at the Montana Tunnels mine, we anticipate that we will have a stockpile of over two million tons of ore, which we believe is sufficient feed for the Montana Tunnels mill to continue to produce zinc-gold and lead-gold concentrates for approximately five more months. We have applied for the necessary permits to expand the current pit, which expansion plan is referred to as the “M Pit project,” and is awaiting the necessary approvals. The permits for the M Pit project would allow us to begin a 12 month pre-stripping program that would cost approximately $70 million, during which time no ore would be produced. We are not currently engaged in discussions with financing sources for our $35 million share of the financing costs. The decision to proceed with the M Pit project must be agreed to by both Apollo and Elkhorn Tunnels, LLC, our joint venture partner at the mine. We and our joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on the following factors:

· receipt of the necessary permits for the M Pit project;
· securing financing for the $70 million; and
· prices of gold, silver, lead and zinc and available smelter terms.

The Montana Tunnels mine is our only source of revenue and cash flow at this time. If we are unable to pursue the M Pit expansion, we will no longer have any revenues or cash flow once the stockpiled ore at the Montana Tunnels mine has been processed, which stockpile we expect to exhaust in April or May 2009. In addition, if we are able to pursue the M Pit expansion, we expect that the pre-stripping program will take approximately 12 months, during which time no ore will be produced. As a result, there will be a period of time after the ore stockpiles from the L Pit have been exhausted and prior to production from the M Pit (which period we expect would be a minimum of six months but could be substantially longer) during which we will have no revenue or cash flow.

We do not currently have and may not be able to raise the funds necessary to explore and develop our Black Fox and Huizopa properties or conduct the M Pit expansion at Montana Tunnels and our ability to raise funds may be affected by recent significant deterioration in global financial and capital markets.

We do not currently have sufficient funds (i) to undertake the M Pit expansion at the Montana Tunnels mine, (ii) to conduct all of our planned development activities at Black Fox, and (iii) to complete our planned exploration activities at Huizopa. The M Pit expansion, development of Black Fox and exploration of Huizopa will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

In addition, during September and October 2008, the U.S. financial market indexes experienced steep declines and the available supply of credit generally tightened following, among other things, the placement of mortgage lenders Fannie Mae and Freddie Mac into conservatorship of the Federal Housing Finance Agency, the announcement that Lehman Brothers Holdings Inc. would file for bankruptcy protection, the proposed sale of Merrill Lynch & Co., the U.S. government’s emergency loan to ensure American International Group and the closing of Washington Mutual by the U.S. Office of Thrift Supervision. In light of these developments, concerns by investors regarding the stability of the U.S. financial system could result in less favorable commercial financing terms, including higher interest rates or costs and tighter operating covenants, thereby preventing Apollo from completing the contemplated financing of its properties.

Our current cash balances together with expected cash flow from the Montana Tunnels mine will not be sufficient to repay the Series 2007-A convertible debentures which are due on February 23, 2009.

On February 23, 2007, we sold $8.6 million aggregate principal amount of Series 2007-A convertible debentures. Each $1,000 principal amount of convertible debentures is convertible at any time at the option of holder into 2,000 common shares at a price per share of $0.50. The convertible debentures mature on February 23, 2009 and, at maturity, the holder will have the option to receive repayment of the convertible debentures in full, with interest, or to convert to common shares at a price of $0.50 per share (subject to adjustment upon the occurrence of stock splits, stock dividends and similar events). As of November 10, 2008, the price of a share of our common stock on the American Stock Exchange was $0.15, significantly below the $0.50 conversion price of the convertible debentures. If the price of our common stock is not excess of $0.50 upon the maturity of the convertible debentures, we expect that the holders of the convertible debentures will demand repayment of the principal amount and accrued but unpaid interest. As of November 10, 2008, convertible debentures with an aggregate principal amount of $7.4 million were outstanding. Based on our current cash balances together with expected cash flows from the Montana Tunnels mine, we do not believe we will have sufficient cash to repay the convertible debentures at maturity. We are currently considering our financing options to repay the convertible debentures. There can be no assurance that we will be successful in obtaining financing for repayment of the convertible debentures or if, we are successful, that the terms will be acceptable.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

We acquired auction rate securities in 2007 with a face value of $1.5 million. The securities were marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity. All such auction rate securities were rated AAA when purchased, pursuant to Apollo’s investment policy. Beginning in August 2007, a number of auctions failed and there is no assurance that auctions for the auction rate securities in our investment portfolio, which currently lack liquidity, will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As at September 30, 2008, Apollo’s auction rate securities held an adjusted cost basis and fair value of $1.2 million based on liquidity impairments to these securities and, during the second quarter of 2008, were downgraded to a AA rating. Uncertainties in the credit and capital markets could lead to further downgrades of Apollo’s auction rate securities holdings and additional impairments. Furthermore, as a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

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

APOLLO GOLD CORPORATION

Date:	November 13, 2008	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date:	November 13, 2008	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act