Form 10-K
period 2008-12-31
APOLLO GOLD CORP
filed 2009-03-27
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____
Commission File Number:  001-31593
Apollo Gold Corporation
(Exact name of registrant as specified in its charter)
Yukon Territory	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5655 S. Yosemite Street, Suite 200
Greenwood Village, Colorado 80111-3220
(Address of Principal Executive Offices Including Zip Code)
Registrant’s telephone number, including area code:   (720) 886-9656
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	NYSE Amex
Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $69,201,110 based upon the closing sale price of the common stock as reported by the NYSE Amex on that date.

As of March 20, 2009, the registrant had 232,811,195 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A no later than 120 days after the close of the registrant’s fiscal year.

TABLE OF CONTENTS

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States (“U.S.”) dollars.  Unless otherwise indicated Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in Canada (“Cdn GAAP”).  Differences between accounting principles generally accepted in the U.S. (“U.S. GAAP”) and those applied in Canada, as applicable to Apollo Gold Corporation, are discussed in Note 25 to the Consolidated Financial Statements.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the documents incorporated by reference in this report contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. These statements include comments regarding:

•	plans for the development of the Black Fox project;
•	the timing of commencement of mining and milling at Black Fox;
•	estimates of future production at Black Fox;
•	contemplated drawdowns under the Black Fox project finance facility and our ability to meet our repayment obligations under the Black Fox project facility;
•	timing and amount of future cash flows from the Montana Tunnels mine;
•	our ability to finance exploration at Huizopa;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due February 23, 2010;
•	the future effect of recent issuances and registration for immediate resale of a significant number of common share purchase warrants on our share price;
•	future financing of projects, including the possible financing Apollo’s share of the M Pit at Montana Tunnels;
•	placing the Montana Tunnels mine on care and maintenance and the costs associated therewith;
•	the decision to undertake the M Pit expansion;
•	liquidity to support operations and debt repayment;
•	acquisition of new equipment at the Black Fox complex;
•	sufficiency of future cash flows from the Montana Tunnels mine to repay the Montana Tunnels’ indebtedness;
•	completion of a Canadian National Instrument NI 43-101 for the Huizopa project;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	our ability to hedge metals and financial products;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors described in more detail in this Annual Report on Form 10-K:

•	changes in business and economic conditions, including the recent significant deterioration in global financial and capital markets;
•	significant increases or decreases in gold and zinc prices;
•	changes in interest and currency exchange rates including the LIBOR rate;
•	changes in availability and cost of financing;
•	timing and amount of production;

•	unanticipated grade of ore changes;
•	unanticipated recovery or production problems;
•	changes in operating costs;
•	operational problems at our mining properties;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	costs and timing of development of new reserves;
•	results of current and future exploration and development activities;
•	results of future feasibility studies;
•	joint venture relationships;
•	political or economic instability, either globally or in the countries in which we operate;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions;
•	availability of external financing at reasonable rates or at all; and
•	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

Many of these factors are beyond our ability to control or predict.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  We may note additional factors elsewhere in this Annual Report on Form 10-K and in any documents incorporated by reference into this Annual Report on Form 10-K.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

mineral resource
The term “mineral resource” refers to a concentration or occurrence of natural, solid, inorganic material or natural solid fossilized organic material, including base and precious metals, coal and industrial metals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction.  The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

qualified person[2]
The term “qualified person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development, production activities and project assessment, or any combination thereof, including experience relevant to the subject matter of the mineral project or technical report and is a member or licensee in good standing of a professional association.

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
2 Industry Guide 7 does not require designation of a qualified person.
3  This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

breccia	rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix

call	a financial instrument that provides the right, but not the obligation, to buy a specified number of ounces of gold or silver or of pounds of lead or zinc at a specified price

clasts	fragments of a pre-existing rock or fossil embedded within another rock

concentrate	a processing product containing the valuable ore mineral from which most of the waste mineral has been eliminated

cretaceous	the third and latest of the periods in the Mesozoic era

cut off or cut-off grade	when determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit

diatreme	an upward sloping passage forced through sedimentary rock by volcanic activity

doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold

fault	a rock fracture along which there has been displacement

feasibility study	a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues, and risks

fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

formation	a distinct layer of sedimentary rock of similar composition

geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere

geotechnical	the study of ground stability

grade	quantity of metal per unit weight of host rock

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

SAG	semi-autogenous grinding, a method of grinding rock into fine particles, in which the grinding media consists of steel balls

SEC Industry Guide 7	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations

sedimentary rock	rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and redeposited

skarn	a rock of complex mineral composition

stratigraphy	the branch of geology which studies the formation, composition, sequence and correlation of the stratified rock as parts of the earth’s crust

strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

strip	to remove overburden in order to expose ore

subangular	somewhat angular, free from sharp angles but not smoothly rounded

sulfide	a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

variogram	graphical representation of the rate of change of grade with distance which is used to define parameters for controlling sample layout and resource modeling

vein	a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

volcanic clastics	volcanic rocks containing significant amounts of rock fragments that have been moved from their place of origin during volcanic activity

volcanic rock	originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations could be used herein:

Ag	= silver	m	= meter
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	t	= tonne
kg	= kilogram	T	= ton
lb	= pound	Zn	= zinc

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

Apollo is engaged in gold mining including extraction, processing, refining and the production of by-product metals, as well as related activities including exploration and development.  The Company is the operator of the Montana Tunnels mine, which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Montana Tunnels mine is an open pit mine and mill producing gold doré and lead-gold and zinc-gold concentrates.  We ceased mining at Montana Tunnels on December 5, 2008 and, following the expected completion of milling of stockpiled ore at the end of April 2009, we expect to place the mine on care and maintenance.

Apollo has an advanced stage development project, the Black Fox project, located near Matheson in the Province of Ontario, Canada.  The Black Fox project consists of mining operations located 7 miles east of Matheson and the Black Fox mill complex located 12 miles west of Matheson, therefore approximately 19 miles from the mine.  Mining of ores at the open pit mine began in March 2009 and milling of ores are scheduled to commence in April 2009.

Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project, located in the Sierra Madres in Chihuahua, Mexico.  The Huizopa project is subject to an 80% Apollo/20% Mineras Coronado joint venture agreement.

See the disclosure below and Item 2 “Description of Properties” for further information about our properties.

BACKGROUND

Apollo Gold Corporation

The following chart illustrates Apollo’s operations and principal operating subsidiaries and their jurisdictions of incorporation.  Apollo owns 100% of the voting securities of each subsidiary.

APOLLO GOLD CORPORATION AND ITS SUBSIDIARIES
(as of March 20, 2009)

APOLLO GOLD CORPORATION:  NYSE Amex exchange and Toronto Stock Exchange listed holding company which owns and operates the Black Fox development property.

APOLLO GOLD, INC.:  Holding company, employs executive officers and furnishes corporate services to Apollo Gold Corporation and its subsidiaries.

MONTANA TUNNELS MINING, INC.:  Owns a 50% interest in and operates the Montana Tunnels mine and owns the Diamond Hill mine.  The Montana Tunnels mine is subject to a joint venture agreement with Elkhorn which has a 50% beneficial interest in the Montana Tunnels mine.

MINE DEVELOPMENT FINANCE INC.:  Provides intercompany loans and other financial services to its affiliated companies.

MINERA SOL DE ORO S.A. de C.V.:  Holds rights to the Huizopa exploration property.

MINAS de ARGONAUTAS, S. de R.L de C.V.:  Conducts exploration at the Huizopa exploration property in Mexico.

Financial Information

Segmented information is contained in Note 23 of the “Notes to the Consolidated Financial Statements” contained within this Annual Report on Form 10-K.

Products

The Montana Tunnels mine produces gold, zinc, silver, and lead in gold doré and lead-gold and zinc-gold concentrates.  The metals produced are sold to custom smelters, refiners and metals traders.  The percentage of sales contributed by each class of product is reflected in the following table.

	Year Ended December 31,
Product Category	2008	2007	2006
Gold	46%	32%	32%
Zinc	32%	40%	47%
Silver and Lead	22%	28%	21%

The table below summarizes the Company’s share of Montana Tunnels’ metals production and average metals prices for the periods indicated.

	Year Ended December 31,
	2008 (1)	2007(1) (2)	2006(3)
Production Summary
Gold ounces	24,346	16,632	4,959
Silver ounces	242,875	250,982	116,004
Lead pounds	7,780,046	5,590,737	1,196,317
Zinc pounds	18,986,730	11,874,543	3,040,058
Average metals prices
Gold – London Bullion Mkt. ($/ounce)	$872	$696	$604
Silver – London Bullion Mkt. ($/ounce)	$15.02	$13.40	$11.55
Lead – London Metals Exchange (LME) Cash ($/pound)	$0.95	$1.17	$0.58
Zinc – LME Cash ($/pound)	$0.85	$1.47	$1.49

(1)
Effective December 31, 2006, the Montana Tunnels mine became a 50/50 joint venture; therefore, 2008 and 2007 metal production shown in the table above represents Apollo’s 50% share of the joint venture.

(2)	The Montana Tunnels mine recommenced milling operations on March 1, 2007; therefore, production in 2007 is for a ten month period.
(3)	The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date for the remainder of 2006.

Gold

Montana Tunnels produced 24,346, 16,632, and 4,959 ounces of gold during the years ended December 31, 2008, 2007, and 2006, respectively.

The majority of our gold revenue is derived from the sale of gold contained within the lead-gold and zinc-gold concentrates.  See Item 2 “Description of Properties – Montana Tunnels Mine” for further information.  The balance of the gold revenue is derived from the sale of refined gold in the form of doré bars.  Because doré is an alloy consisting primarily of gold but also containing silver and other metals,  bars are sent to refiners to produce bullion that meets the required market standard of 99.99% pure gold.  Under the terms of our refining contracts, the bars are refined for a fee, and our share of the refined gold and the separately recovered silver is paid to us.

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

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409
2005	537	411	445
2006	725	525	604
2007	841	608	696
2008	1011	713	872
2009*	990	810	901

* Through February 28, 2009

Zinc

Production from the Montana Tunnels mine also includes the extraction, processing and sale of zinc contained in sulfide concentrates.  The Montana Tunnels mine produced approximately 19,000,000, 11,900,000, and 3,000,000 pounds of payable zinc in 2008, 2007, and 2006, respectively.

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

Annual Global Supply/ Demand Balance for Zinc, 2004-2008

	2008	2007	2006	2005	2004
	(000 tonnes)
Refined Consumption	11,563	11,437	11,040	10,612	10,654
Refined Production	11,789	11,412	10,669	10,232	10,353
Implied Surplus (Deficit)	226	(15)	(343)	(351)	(269)
LME Stocks – Total	Not avail	88	90	394	629
– As weeks of consumption	Not avail	0.4	0.4	1.9	3.1
Reported Stocks – Total	827	601	548	828	1,038
– As weeks of consumption	3.7	2.7	2.6	4.1	5.1
LME Cash Price – $/tonne	1,873	3,250	3,273	1,382	1,048
– cents/lb	85.0	147.4	148.5	62.7	47.5

Data Source:  Standard Bank Metals Report

Zinc Price History

The following table sets forth for the periods indicated the London Metals Exchange high, low and average settlement prices of zinc in U.S. dollars per pound:

	Zinc
Year	High	Low	Average
2001	0.48	0.33	0.40
2002	0.42	0.33	0.35
2003	0.46	0.34	0.38
2004	0.56	0.42	0.56
2005	0.86	0.53	0.64
2006	1.93	1.43	1.53
2007	1.84	1.00	1.47
2008	1.28	0.47	0.85
2009*	0.52	0.48	0.58

*  Through February 28, 2009

Silver

Montana Tunnels produced 242,875, 250,982, and 116,004 ounces of silver in the years ended December 31, 2008, 2007, and 2006, respectively.  The silver production is derived from the gold doré as well as the lead and zinc concentrates.

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

	Silver
Year	High	Low	Average
2001	4.83	4.03	4.37
2002	5.13	4.22	4.60
2003	5.99	4.35	4.88
2004	8.29	5.49	6.65
2005	9.22	6.39	7.31
2006	14.94	8.83	11.57
2007	15.82	11.67	13.38
2008	20.92	8.88	15.02
2009*	14.39	10.41	12.35

*  Through February 28, 2009

Lead

Production from Montana Tunnels also includes the extraction, processing and sale of lead contained in sulfide concentrates.  Montana Tunnels produced approximately 7,800,000, 5,600,000, and 1,200,000 pounds of payable lead in 2008, 2007 and 2006, respectively.

The primary use of lead is in motor vehicle batteries, but it is also used in cable sheathing, solder in printed wiring circuits, shot for ammunition and alloying.  Lead in chemical form is used in alloys, glass and plastics.

Annual Global Supply/ Demand Balance for Lead, 2004-2008

	2008	2007	2006	2005	2004
	(000 tonnes)
Refined Consumption	8,596	8,235	8,051	7,774	7,295
Refined Production	8,637	8,078	7,921	7,638	6,957
Implied Surplus (Deficit)	41	(157)	(111)	(100)	(282)
LME Stocks – Total	Not avail	45	41	44	40
– As weeks of consumption	Not avail	0.3	0.3	0.3	0.3
Reported Stocks – Total	311	270	292	296	298
– As weeks of consumption	1.9	1.7	1.9	2.0	2.1
LME cash price – $/tonne	2,090	2,595	1,288	976	887
– cents/lb	94.8	117.7	58.4	44.3	40.2

Data Source:  Standard Bank Metals Report

Lead Price History

The following table sets forth for the periods indicated the London Metals Exchange high and low settlement prices for lead in U.S. dollars per pound.

	Lead
Year	High	Low	Average
2001	0.24	0.20	0.22
2002	0.24	0.18	0.20
2003	0.34	0.19	0.23
2004	0.45	0.29	0.40
2005	0.49	0.41	0.44
2006	0.79	0.47	0.58
2007	1.80	0.78	1.18
2008	1.57	0.40	0.95
2009*	0.51	0.45	0.54

*  Through February 28, 2009

Smelting and Refining Process

Our lead and zinc concentrates are shipped by rail for smelting to Teck Cominco Metals Ltd. in Trail, British Columbia, Canada, approximately five hours from the Montana Tunnels mine.  Our contract with Teck Cominco covers all lead and zinc concentrates produced from the ores from the L Pit.  See Item 2 “Description of Properties – Montana Tunnels Mine” for further information.

We have an agreement with Johnson Matthey to refine gold doré produced at the Montana Tunnels mine to a final finished product.  Johnson Matthey receives $0.75 for each ounce of gold doré it refines, in addition to receiving a fee of 0.5% of the payable metal for silver and 0.1% of the payable metal for gold, with a minimum charge of $750 per delivery.

Mineral Reserves

Our proven and probable mineral reserves are estimated in conformance with definitions set out in NI 43-101 and on a basis consistent with the definition of proven and probable mineral reserves set forth in SEC Industry Guide 7.  See our “Glossary of Terms.”

The estimates of our mineral reserves are prepared by us based on information compiled and/or validated by Mr. Richard F. Nanna, our employee and Senior Vice President of Exploration.  Mr. Nanna is a professional geologist with 36 years of experience and a registered Professional Geologist in the State of Washington and is considered a qualified person under NI 43-101.

Since we report our mineral reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve estimates to vary between the two.  Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves set forth by the different reporting authorities to which we are subject.  No reconciliation between NI 43-101 and SEC Industry Guide 7 is included for Montana Tunnels or Black Fox as there are no material differences.

The following table sets forth the estimated mineral reserves attributable to the interest held by Apollo in its properties.

Estimated Proven and Probable Reserves – Gold Ounces

		As of December 31,
Mines	Apollo interest	2008	2007	2006
Montana Tunnels	50%	251,900	283,664	275,850
Black Fox Project	100%	1,330,000	1,002,000	448,800
Apollo Gold – Total		1,581,900	1,285,664	724,650

Montana Tunnels Reserves – Apollo’s Interest

Apollo’s interest in the end-of-year 2008 reserves at Montana Tunnels is approximately 19.8 million tons containing approximately 251,900 ounces of gold, 4,160,000 ounces of silver,  375.6 million pounds of zinc, and 128.6 million pounds of lead.  The grade model was modified in 2008 with a new indicator cut off to reflect higher metal prices.  Further, the M Pit was redesigned and incorporates new geological information and better access to the north end of the pit.  This combination has resulted in an increase of reserves.  The Montana Department of Environmental Quality and the Bureau of Land Management issued a Record of Decision approving the M Pit expansion in November 2008.

Montana Tunnels Mine Reserve Estimate at December 31, 2008
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/T	Ag oz Ag/T	Pb %	Zn %	Ounces Au
M Pit	Proven	13,886.6	0.0129	0.212	0.164	0.487	179,000
Mill Stockpile (1)	Proven	887.5	0.0089	0.200	0.170	0.550	7,500
Subtotal	Proven	14,774.0	0.0126	0.211	0.164	0.491	186,500

M Pit	Probable	5,052.5	0.0129	0.211	0.160	0.434	65,400
Subtotal	Probable	5,052.5	0.0129	0.211	0.160	0.434	65,400

Total	Proven + Probable	19,826.5	0.0128	0.211	0.163	0.476	251,900

(1)  Represents material mined from the current L Pit and stockpiled at the Montana Tunnels mill.

The past three years average metal prices were used for the calculation of the year-end 2008 reserves, which are as follows:
Gold - $724/oz                 Silver - $13.32/oz                 Lead - $0.90/lb                 Zinc - $1.27/lb

Black Fox Reserves

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

Black Fox Probable Reserve Statement as of December 31, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

 (1)  Underground reserves assume 95% mining recovery 17% planned dilution and 5% unplanned dilution at 0 grams per tonne grade.

Employee Relations

As of December 31, 2008, we had approximately 225 employees, including 6 employees at our principal executive office in Greenwood Village, Colorado, 190 employees at Montana Tunnels and 29 employees at Black Fox.

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

Regulatory Environment

Our mining exploration, development and production activities are subject to extensive regulation at the federal, state and local levels in the countries in which we operate. These regulations relate to, among other things, environmental and land-use matters, conservation, safety, drilling and spacing of drill holes and transportation matters. The following is a summary of some key regulations that affect our operations.

Safety. Our U.S. mining operation is subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA. Our policy is to comply with applicable directives and regulations of MSHA and OSHA. We have made and expect to make in the future, significant expenditures to comply with these laws and regulations. In addition, our Black Fox operations are subject to safety and health regulations in Ontario, Canada.

Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in increased costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. In addition, the construction and commercial operation of a mine typically entail compliance with applicable environmental legislation and review processes, as well as the obtaining of permits, particularly for the use of the land, permits for the use of water, and similar authorizations from various government bodies. We have made, and expect to make in the future, significant expenditures to comply with such laws, regulations and permitting requirements.

For more information regarding the regulations to which we are subject and the risks associated therewith, see Item 1A “Risk Factors.”

Available Information

We maintain a link to investor information on our website, www.apollogold.com, where we make available, free of charge, our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of the charters of the audit, compensation, technical and nominating committees of our board of directors, our code of business conduct and ethics and our corporate governance principles. Shareholders may request a printed copy of these governance materials or any exhibit to this report by writing to our Manager of Investor Relations, Apollo Gold Corporation, 5655 S. Yosemite Street, Suite 200, Greenwood Village, CO 80111. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website are not incorporated by reference herein and our web address is included as an inactive textual reference only.

ITEM 1A.          RISK FACTORS
In addition to historical information, the information in this Annual Report on Form 10-K contains “forward-looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this report.  The risks below address some of the factors that may affect our future operating results and financial performance.

Our substantial debt could adversely affect our financial condition; and our related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness.  As of March 20, 2009, we had an aggregate principal amount of approximately $57.1 million in long-term debt outstanding.  In addition, we expect to drawdown the remaining $33 million of the $70 million Black Fox project finance facility on or before June 30, 2009.  While our $70 million project facility is outstanding, we will have annual principal obligations of between approximately $10.2 million and $24.5 million (assuming we drawdown the full $70 million available thereunder).  The interest rate on this loan is floating based on the LIBOR rate plus 7 percent per annum; accordingly, if the LIBOR rate is increased, interest expense will be higher.  The maturity date on this loan is March 31, 2013.  We intend to fulfill our debt service obligations from cash generated by our Black Fox project, which is expected to be our only source of significant revenues.  Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses.  The foregoing may adversely impact our ability to repay the $4,290,000 principal amount of convertible debentures due February 23, 2010 owned by RAB Special Situations (Master) Fund Limited (“RAB”), to finance the development of the M Pit at Montana Tunnels and conduct all of our planned exploration activities at our Huizopa property or pursue other corporate opportunities.

If we do not generate sufficient cash flow from Black Fox operations in 2009 or by raising additional equity or debt financing in the near term, then we may not be able to meet our debt obligations and capital expenditure commitments.

As of March 20, 2009, we had an aggregate principal amount of approximately $57.1 million in long-term debt outstanding.  In addition, we expect to drawdown an additional $33 million under the Black Fox project finance facility on or before June 30, 2009, which drawdown will give rise to $22.5 million in principal and interest repayment obligations and capital lease payment obligations during fiscal year 2009.  Furthermore, as of March 20, 2009, we had aggregate capital commitments outstanding of approximately $18.0 million, $15.8 million of which is due during fiscal year 2009.  Currently, we are not generating positive cash flow.  If we are unable to satisfy our debt service and capital commitment requirements, we may not be able to continue our operations.  We may not generate sufficient cash from operations to repay our debt obligations or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations.  There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, or at all, and our existing debt agreements prohibit us from incurring additional indebtedness without the consent of the lenders thereunder.  If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws.  Any restructuring or bankruptcy would materially impair the value of our common shares.

Operational problems and start-up issues may disrupt mining operations at Black Fox which commenced in March 2009 and prevent or delay us from commencing milling operations in April 2009, or substantially reduce gold production once milling commences.

Mine development projects, including our Black Fox project, inherently involve risks and hazards.  Although we commenced mining of the Black Fox open pit in March 2009 and expect to commence milling in April 2009, development of and any future production at our Black Fox project could be prevented, delayed or disrupted by, among other things:

•	unanticipated changes in grade and tonnage of material to be mined and processed;
•	unanticipated adverse geotechnical conditions;
•	adverse weather conditions;
•	incorrect data on which engineering assumptions are made;
•	availability and cost of labor and other supplies and equipment;
•	availability of economic sources of power;
•	adequacy of access to the site;
•	unanticipated transportation costs;
•
government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	lower than expected ore grades;
•	the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected;
•	delivery and installation of equipment necessary to commence operations as planned; or
•	failure of our equipment, processes or facilities to operate properly or as expected.

Production delays or stoppages will adversely affect our sales and operating results, and could prevent us from meeting our debt repayment obligations under the project facility agreement.

Furthermore, we cannot be certain that the Black Fox project will be developed at the budgeted cost and on schedule.  Although we believe that we have obtained sufficient funds to develop the Black Fox project, we cannot provide assurance of this.  Furthermore, if the actual cost to complete the Black Fox project is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs.

The Toronto Stock Exchange has indicated to us that it is conducting a review of our eligibility for continued listing of our common shares on the Toronto Stock Exchange.

In connection with the completion of the project finance facility, we issued 34,836,111 common share purchase warrants to the project finance banks.  Each warrant is exercisable for a period of 48 months from closing at an exercise price of Cdn.$0.252 per share (subject to customary anti-dilution adjustments).  These warrants were in addition to the 42,614,254 common share purchase warrants issued to the project finance banks in connection with the bridge facility agreement entered into on December 10, 2008.  Under the Company Manual of the Toronto Stock Exchange, which we sometimes refer to herein as the TSX, shareholder approval would be required for the issuance of these warrants because the number of common shares issuable upon exercise of these warrants is in excess of 25% of our currently issued and outstanding common shares.  Because we did not have sufficient time to obtain shareholder approval prior to the anticipated closing of the project finance facility, we applied to the TSX for a financial hardship exemption from the shareholder approval requirements. The TSX granted the financial hardship exemption to us, but as a consequence of relying upon such exemption, the TSX has informed us that it will commence a review to determine the eligibility for continued listing of our common shares on the TSX.  The TSX has indicated that we must demonstrate that we meet all TSX listing requirements on or before September 15, 2009.  Following the completion of the project finance facility on February 20, 2009, we believe that we meet all the listing requirements of the TSX.  However, there can be no assurance that the TSX will agree and, if we are unable to demonstrate our compliance, our common shares would be delisted from the TSX.

Mining of ore at our Montana Tunnels mine ceased in December 2008.

On December 5, 2008, we ceased mining of ore from the Montana Tunnels open pit operation as a result of exhausting the ore in our current L Pit permit.  While we have received all necessary permits to expand the current pit, which expansion plan we refer to as the M Pit project, the M Pit project would cost approximately $70 million, and we and our joint venture partner have not yet determined whether to proceed with the M Pit project.  Such decision will depend, among other things, on the ability to secure financing for the $70 million on acceptable terms and the prices of gold, silver, lead and zinc and available smelter terms.

The Montana Tunnels mine is our only source of revenue and cash flow at this time.  If we are unable or choose not to pursue the M Pit project, the Montana Tunnels mine will cease to generate revenues and cash flow once the stockpiled ore at the Montana Tunnels mine has been processed, which stockpile we expect to exhaust in April 2009.  We expect that the proceeds from stockpiled ore will be fully utilized in repaying the $2,762,000 of existing indebtedness outstanding under the October 2007 debt facility (as increased by the July 2008 amendment thereto) and completing closure of the mine and milling facilities.  In addition, if we choose to and are able to pursue the M Pit project, we expect that the pre-stripping program will take approximately 12 months, during which time no ore will be produced.  As a result, there will be a period of time after the ore stockpiles from the L Pit have been exhausted and prior to production from the M Pit (which period we expect would be a minimum of twelve months but could be longer) during which we will have no revenue or cash flow from the Montana Tunnels mine.

We do not currently have and may not be able to raise sufficient funds to explore our Huizopa property and commence the development of the M Pit.

We do not currently have sufficient funds to undertake the M Pit expansion at the Montana Tunnels mine and conduct all of our planned exploration activities at our Huizopa property.  The M Pit expansion and exploration of Huizopa will require significant capital expenditures.  Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings.  There can be no assurance that financing will be available on acceptable terms, or at all.  The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

In addition, in recent months, the U.S. stock market indexes experienced a steep decline and the available debt financing has tightened.  In light of these developments, concerns by investors regarding the stability of the U.S. financial system could result in less favorable commercial financing terms, including higher interest rates or costs and tighter operating covenants, thereby preventing us from obtaining the financing required to develop the M Pit at Montana Tunnels and to conduct all of our planned exploration activities at our Huizopa property.

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

Approximately 129.2 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from $0.176 to $2.24 and a weighted average price of $0.29.  In addition, there are 8,580,000 common shares issuable upon the conversion of the $4,290,000 outstanding principal amount of convertible debentures now due February 23, 2010 held by RAB, which are convertible at the option of the holder at a conversion price of $0.50 per share.  During the term of the warrants, options, convertible debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional equity financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options, convertible debentures and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those provided by the outstanding rights.

Past and future equity issuances could impair our share price.

If our shareholders sell substantial amounts of our common shares, the market price of our common shares could decrease. We have 232,811,195 common shares outstanding as at March 20, 2009.  In addition, we may sell additional common shares in subsequent offerings and issue additional common shares to finance future acquisitions or as compensation in financing transactions.  In the bridge facility financing completed on December 10, 2008 and the project facility financing completed February 20, 2009, we issued warrants to purchase 77,450,365 common shares to the project finance banks (32,944,902 to RMB Australia Holdings Limited and 44,505,463 to Macquarie Bank Limited), representing approximately 34.3% of our outstanding common shares (on an undiluted basis) as partial consideration for financing services.  In addition, we issued 2,567,901 common share purchase warrants to Haywood Securities Inc. in consideration for financial advisory services provided in connection with the restructuring of the February 2007 convertible debentures held by RAB and the project finance facility.  We have agreed to register the resale of the common shares underlying the warrants issued to the project finance banks and Haywood with the SEC.

We cannot predict the size of future issuances of common shares or the effect, if any, that future issuances and sales of common shares will have on the market price of our common shares. Sales or issuances of large numbers of our common shares, or the perception that such sales might occur, may adversely affect prevailing market prices for our common shares. With any additional issuance of common shares, investors will suffer dilution and we may experience dilution in our earnings per share.

The market price of our common shares has experienced volatility and could decline significantly.

Our common shares are listed on the NYSE Amex exchange and the Toronto Stock Exchange.  Our share price has declined significantly since 2004, and over the last year the closing price of our common shares has fluctuated from a low of $0.11 per share to a high of $0.74 per share.  The stock prices of virtually all companies have decreased since the fall of 2008 as global economic issues have adversely affected public markets.  Furthermore, securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved.  These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries.  Our share price is also likely to be significantly affected by global economic issues, as well as short-term changes in gold and zinc prices or in our financial condition or liquidity.  As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value.  Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities.  We could in the future be the target of similar litigation.  Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

We have a history of losses.

With the exception of the fiscal years ended December 31, 2008 and 2007, during which we had a net income of $1,596,000 and $2,416,000, respectively, we have incurred significant losses.  Our net losses were $15,587,000 and $22,208,000 for the years ended December 31, 2006 and 2005, respectively.  In addition, the Montana Tunnels mine is our only current source of revenue and mining of ore at the mining operations ceased on December 5, 2008.  We expect to continue the milling of ore stockpiles at Montana Tunnels until April 2009.  Following the cessation of the milling of the ore stockpiles, we will no longer have any revenues or cash flow from the Montana Tunnels mine.  In addition, if we choose and are able to pursue the M Pit expansion, there will be a period of time after the ore stockpiles from the L Pit have been exhausted and prior to production from the M Pit (which period we expect would be a minimum of twelve months but could be longer) during which we will have no revenue or cash flow from the Montana Tunnels mine.  However, during this time we will have obligations under loan agreements and for the development of the Black Fox project, and therefore we expect that there could be significant losses until such time as we begin production from Black Fox and there can be no assurance that we will achieve or sustain profitability in the future.

Our earnings may be affected by metals price volatility, specifically the volatility of gold and zinc prices.

We historically have derived all of our revenues from the sale of gold, silver, lead and zinc, and our development and exploration activities are focused on gold.  As a result, our future earnings are directly related to the price of gold.  Since the beginning of 2008, the London P.M. or afternoon fix gold spot price, as reported by the Wall Street Journal, has fluctuated from a high of $1,011/oz to a low of $712/oz and was $954/oz on March 20, 2009.  Changes in the price of gold significantly affect our profitability and the trading price of our common shares.  Gold prices historically have fluctuated widely, based on numerous industry factors including:

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

All of the above factors are beyond our control and are impossible for us to predict.  If the market prices for gold, silver, zinc or lead fall below our costs to produce them for a sustained period of time, that will make it more difficult to obtain financing for our projects, we will experience additional losses and we could also be required to discontinue exploration, development and/or mining at one or more of our properties.

Possible hedging activities could expose us to losses.

As a part of the project finance facility, we and the lenders have entered into a hedging program covering both gold sales and part of our Canadian dollar operating costs.  Specifically, we have entered into a 250,420 ounce gold forward sales program which will be allocated across the four year term of the project facility agreement.  The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange hedge program is for the Canadian dollar equivalent of $60 million, at an exchange rate of Cdn$1.21=US$1.0, over the four year term of the project facility agreement.  In addition, in connection with our Montana Tunnels debt facility financed by RMB Australia Holdings Limited, we were required to enter into hedges on gold, silver, lead and zinc.  These hedges cover the first quarter 2009 production from the Montana Tunnels mine and represent approximately 40% of our share of gold and silver and 50% of our share of lead production from the Montana Tunnels mine.  There is no outstanding hedge on zinc production.

In the future, we may enter into hedging contracts that may involve outright forward sales contracts, spot-deferred sales contracts, the use of options which may involve the sale of call options and the purchase of all these hedging instruments.  There can be no assurance that we will be able to successfully hedge against price, currency and interest rate fluctuations.  Further, there can be no assurance that the use of hedging techniques will always be to our benefit.  Some hedging instruments may prevent us from realizing the benefit from subsequent increases in market prices with respect to covered production.  This limitation would limit our revenues and profits.  Hedging contracts are also subject to the risk that the other party may be unable or unwilling to perform its obligations under these contracts.  It is our intention to deliver the quantity of gold required by our forward sales on a going forward basis; however, we may cash settle these forward sale obligations if it is beneficial to us.  Any significant nonperformance could have a material adverse effect on our financial condition and results of operations.

Disruptions in the supply of critical equipment and increases in prices of raw materials could adversely impact our operations.

We are a significant consumer of electricity, mining equipment, fuels and mining-related raw materials, all of which we purchase from outside sources.  Increases in prices of electricity, equipment, fuel and raw materials could adversely affect our operating expenses and profitability.  Furthermore, failure to receive raw materials in a timely manner from third party suppliers could impair our ability to meet production schedules or our contractual commitments and thus adversely impact our revenues.  From time to time, we obtain critical mining equipment from outside North America.  Factors that can cause delays in the arrival of such equipment include weather, political unrest in countries from which equipment is sourced or through which it is delivered, terrorist attacks or related events in such countries or in the U.S., and work stoppages by suppliers or shippers.  Prolonged disruptions in the supply of any of our equipment or other key raw materials, implementing use of replacement equipment or new sources of supply, or a continuing increase in the prices of raw materials and energy could have a material adverse effect on our operating results, financial condition or cash flows.

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

We acquired auction rate securities in 2007 with a face value of $1.5 million.  The securities were marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All such auction rate securities were rated AAA when purchased, pursuant to our investment policy.  Beginning in August 2007, a number of auctions failed and there is no assurance that auctions for the auction rate securities in our investment portfolio, which currently lack liquidity, will succeed.  An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand.  As at December 31, 2008, our auction rate securities held an adjusted cost basis and fair value of $1.1 million based on liquidity impairments to these securities and, during the second quarter of 2008, were downgraded to a AA rating.  Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities holdings and additional impairments.  Furthermore, as a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

Substantially all of our assets are pledged to secure our indebtedness.

Substantially all of the Montana Tunnels assets and our Black Fox property are pledged to secure indebtedness outstanding under (i) the Facility Agreement, dated October 12, 2007 and as amended July 1, 2008, by and among Montana Tunnels Mining, Inc., Apollo Gold, Apollo Gold, Inc., a wholly owned subsidiary of Apollo Gold, RMB Australia Holdings Limited and RMB Resources Inc. and (ii) the Facility Agreement, dated February 20, 2009, by and among Apollo Gold, Macquarie Bank Limited, RMB Australia Holdings Limited and RMB Resources Inc.  Since these assets represent substantially all of our assets, we will not have access to additional secured lending with other financial institutions, which will require us to raise additional funds through unsecured debt and equity offerings, and covenants in our borrowing agreements limit our ability to incur unsecured indebtedness.  Default under our debt obligations would entitle our lenders to foreclose on our assets.

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

Reserve estimates are calculated using assumptions regarding metals prices.  Our reserves at our Black Fox project were estimated using a gold price of $650/oz.  These prices have fluctuated widely in the past.  Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit, and lead to a reduction in reserves.  Any material reduction in our reserves may lead to lower earnings or higher losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition, including difficulty in obtaining financing and a decrease in our stock price.  Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.  No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

Operational problems may occur in our Montana Tunnels mining and milling operations.

It is common to encounter operational issues in mining and milling of ores.  Since 2005, all of our revenues have been derived from our operations at the Montana Tunnels mine, which is a low-grade mine.  During 2004, we experienced problems related to the milling of low-grade ore at the Montana Tunnels mine, which negatively affected our revenues and earnings.  Throughout 2005, we experienced operational problems, particularly in the open pit, leading to the suspension of mining on October 21, 2005 for safety reasons due to increased wall activity in the open pit.  After the suspension of mining and until May 12, 2006, we were able to continue to produce gold doré, lead-gold and zinc-gold concentrates from milling low-grade stockpiled ore.  However, on May 12, 2006, all operations ceased at the mine and it was placed on care and maintenance.  On July 28, 2006, we entered into a joint venture agreement with Elkhorn Tunnels, LLC, in respect of the Montana Tunnels mine pursuant to which Elkhorn Tunnels made financial contributions in exchange for a 50% interest in the mine.  Mill operations recommenced in March 2007.  In April and May 2008, the mill at the Montana Tunnels mine was shut down for approximately three weeks due to a crack in the exterior shell of the ball mill.  There can be no assurances that we will not encounter additional operational problems at our Montana Tunnels mine or mill or other mines or mills we may operate in the future.

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

Each of these factors also applies to future development properties not yet in production and to the Montana Tunnels M Pit.  In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates.  In addition, development and expansion projects are subject to financing contingencies, unexpected construction and start-up problems and delays.

Our future profitability depends in part on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems, costs and delays.

We are engaged in the development of new ore bodies.  Our ability to sustain or increase our present level of production is dependent in part on the successful exploration and development of new ore bodies and/or expansion of existing mining operations.  Decisions about the development of the M Pit expansion at Montana Tunnels and other future projects, such as Huizopa, are subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

Development projects have no operating history upon which to base estimates of future cash flow.  Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis.  We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors.

It is possible that actual costs and economic returns may differ materially from our best estimates.  It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated.  There can be no assurance that the Black Fox property that we are developing or any future M Pit expansion at Montana Tunnels will be profitable.

Our operations may be adversely affected by risks and hazards associated with the mining industry.

Our business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures as well as the associated risks of underground mining.

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

Mineral exploration in general, and gold exploration in particular, are speculative and are frequently unsuccessful.

Mineral exploration is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive.  There can be no assurance that our mineral exploration efforts will be successful.  If we discover a site with gold or other mineralization, it will take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.  Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities.  As a result of these and other uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

We have a limited operating history on which to evaluate our potential for future success.

We were formed as a result of a merger in June 2002 and have only a limited operating history upon which you can evaluate our business and prospects.  Over this period, with the exception of the fiscal years 2008 and 2007, we have not generated sufficient revenues to cover our expenses and costs.

The titles to some of our properties may be uncertain or defective.

Certain of our United States mineral rights of the Montana Tunnels mine consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law of 1872.  Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations that supplement the General Mining Law.  Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government.  The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law.  In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

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

While we have no reason to believe that our rights to mine on any of our properties are in doubt, title to mining properties are subject to potential claims by third parties claiming an interest in them and, in September 2006 some of our claims associated with our Black Fox project were listed as reopened for staking on the Ministry of Northern Development and Mines (MNDM) website.  Five of these claims totaling 185 acres were immediately staked by local prospectors.  None of our reserves or resources at our Black Fox project are located on the properties related to these claims.  All of these overstaked claims have since been returned to us.

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

Canadian Regulation.  Our Black Fox mining operations and exploration activities in the Province of Ontario are subject to various laws and regulations governing the environment, agricultural zoning, prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. The Canadian mining industry is subject to federal and provincial environmental protection legislation. This legislation imposes high standards on the mining industry in order to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently emitted into the air or water. Consequently, drilling, refining, extracting and milling are all subject to the restrictions imposed by this legislation. In addition, the construction and commercial operation of a mine typically entail compliance with applicable environmental legislation and review processes, as well as the obtaining of permits, particularly for the use of the land, permits for the use of water, and similar authorizations from various government bodies. Canadian federal, provincial, and local laws and regulations relating to the exploration for and development, production and marketing of mineral production, as well as environmental and safety matters have generally become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with such requirements. There is no assurance that laws and regulations enacted in the future will not adversely affect our financial condition and results of operations. We believe that it is in substantial compliance with all current laws and regulations material to our activities. However, changing government regulations may have an adverse effect on us.

United States Regulation.  Our U.S. mining operation is subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor (“MSHA”) under the provisions of the Mine Safety and Health Act of 1977.  The Occupational Safety and Health Administration (“OSHA”) also has jurisdiction over safety and health standards not covered by MSHA.  Our policy is to comply with applicable directives and regulations of MSHA and OSHA.  We have made and expect to make in the future, significant expenditures to comply with these laws and regulations.

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

Some of our properties are located in historic mining districts with past production and abandoned mines.  The major historical mine workings and processing facilities owned (wholly or partially) by us in Montana are being targeted by the Montana Department of Environmental Quality (“MDEQ”) for publicly funded cleanup, which reduces our exposure to financial liability.  We are participating with the MDEQ under Voluntary Cleanup Plans on those sites.  Our cleanup responsibilities have been completed at the Corbin Flats Facility and at the Gregory Mine site, both located in Jefferson County, Montana, under programs involving cooperative efforts with the MDEQ.  MDEQ is also contemplating remediation of the Washington Mine site at public expense under the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”).  In February 2004, we consented to MDEQ’s entry onto the portion of the Washington Mine site owned by us to undertake publicly funded remediation under SMCRA.  In March 2004, we entered into a definitive written settlement agreement with MDEQ and the Bureau of Land Management (“BLM”) under which MDEQ will conduct publicly funded remediation of the Wickes Smelter site under SMCRA and granted us a site release in exchange for our donation of the portion of the site owned by us to BLM for use as a waste repository.  There can be no assurance that we will continue to resolve disputed liability for historical mine and ore processing facility waste sites on such favorable terms in the future.  We remain exposed to liability, or assertions of liability, that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

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

U.S. persons who are potential holders of our common shares, warrants or options to purchase our common shares, or debentures convertible into our common shares, which we sometimes refer to in this report as equity securities, should be aware that we could constitute a “passive foreign investment company” (or a “PFIC”) for U.S. federal income tax purposes.  The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income.  The application of these factors depends upon our financial results for the year, which is beyond our ability to predict or control, and may be subject to legal and factual uncertainties.  While we do not believe that we were a PFIC in 2008 and do not expect to be a PFIC in 2009, we cannot guarantee that we were not a PFIC in 2008 and we are unable to predict whether we will be a PFIC 2009 or in later years.  We undertake no obligation to advise investors as to our PFIC status for any year.

If we are a PFIC for any year, any holder of our equity securities who is a U.S. person for U.S. federal income tax purposes, which we sometimes refer to in this report as a U.S. holder, and whose holding period for the equity securities includes any portion of a year in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.”  Excess distributions would include certain distributions received with respect to our common shares.  Gain recognized by a U.S. holder on a sale or other transfer of our equity securities also would be treated as an excess distribution.  Under the PFIC rules, excess distributions would be allocated ratably to a U.S. holder’s holding period.  For this purpose, the holding period of common shares acquired through either an exercise of warrants or options or a conversion of debentures includes the holder’s holding period in those warrants, options, or convertible debentures.

The portion of any excess distributions (including gains treated as excess distributions) allocated to the current year would be includible as ordinary income in the current year.  In contrast, the portion of any excess distributions allocated to prior years would be taxed at the highest marginal rate applicable to ordinary income for each year (regardless of the taxpayer’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. federal income tax deferral.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “QEF” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income.  The QEF and mark-to-market elections are not available to U.S. holders with respect to warrants, options, or convertible debentures.  We have not decided whether we will provide the U.S. Holders of our common shares with the annual information required to make a QEF election.

Additional special adverse rules could apply to our equity securities if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC.  Finally, special adverse rules that impact certain estate planning goals could apply to our equity securities if we are a PFIC.

You could have difficulty or be unable to enforce certain civil liabilities on us, certain of our directors and our experts.

We are a Yukon Territory, Canada, corporation.  While our chief executive officer is located in the United States, many of our assets are located outside of the United States.  Additionally, a number of our directors are residents of Canada.  It might not be possible for investors in the United States to collect judgments obtained in United States courts predicated on the civil liability provisions of U.S. securities legislation.  It could also be difficult for you to effect service of process in connection with any action brought in the United States upon such directors and experts.  Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts identified in this report or documents incorporated by reference herein, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States.  The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 2.   PROPERTIES

Maps of Operations and Properties

The maps below show the locations of the Montana Tunnels mine, the Black Fox project and the Huizopa project in North America.  These properties are described in further detail below.

Figure 1 – Property locations in North America

Montana Tunnels Mine

The Montana Tunnels mine was originally owned and operated by Pegasus Gold, a mining company incorporated in Canada.  Pegasus commenced operations at the Montana Tunnels mine in 1987 and in 1998, Pegasus filed for bankruptcy.  In 2002, we purchased Montana Tunnels Mining, Inc. (“MTMI”), from the receiver in the bankruptcy proceeding.

Figure 2 – Montana Tunnels mine location in Montana, U.S.

Blossburg
Helena
East Helena
12
Montana City
15
Clancy
Montana Tunnels
Jefferson City
MTMI
Corbin
Wickes
15
Crow Peak
Basin
Boulder
Haystack Mountain
69

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn Tunnels LLC (“Elkhorn”), in respect of the Montana Tunnels mine.  The JV Agreement called for Elkhorn to contribute $13 million in return for a 50% interest in the Montana Tunnels mine.  Apollo is the operator of the mine.

Location

The Montana Tunnels mine is an open pit, poly-metallic mine and mill located about five miles west of Jefferson City, Montana.  The Montana Tunnels mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, Jefferson County.  The Montana Tunnels mine’s elevation ranges from 5,200 to 6,300 feet with moderately mountainous topography.  The Montana Tunnels mine is easily accessible by way of interstate highway and paved roads.  The Montana Tunnels mine and mill receive power supply from Northwestern Energy from overland power lines.

Production

At Montana Tunnels the mining of the open pit was suspended on October 21, 2005 for safety reasons due to increased wall activity on the eastern side of the open pit.  Following suspension of mining, the mill continued to process ore from stockpiled low grade material and produce gold dore and lead-gold and zinc-gold concentrates until May 12, 2006 when all operations ceased and the property was placed on care and maintenance.

Following the signing of the JV Agreement the Montana Tunnels mine commenced an open pit wall remediation program on August 10, 2006, which called for removal of approximately 7 million tons of waste over a six month period and encompassed the laying back of the east and south east sectors of the pit wall and rebuilding the access ramp to the pit bottom.  Mill start up occurred on March 1, 2007.

During the second quarter of 2008 there was a failure of the ball mill shell due to cracking which caused a shutdown of the mill for three weeks severely impacting production of metals.

For the year ended December 31, 2008, the mill processed 4,510,000 tons of ore producing gold dore and lead-gold and zinc-gold concentrates containing 52,700 ounces of gold, 661,000 ounces of silver, 16,500,000 pounds of lead and 47,200,000 million pounds of zinc.  Payable metal is shown in the table below.

Montana Tunnels Mine Production History

Statistics below are for 100% of the Montana Tunnels mine, Apollo’s share of production is 50%

Year Ended December 31, 2008
Year	Milled Tons 000’s	Grade Au oz/T	Grade Ag oz/T	Grade Pb %	Grade Zn %
2008	4,510	0.0144	0.18	0.22	0.63
2007	3,971	0.0123	0.22	0.20	0.47
2006	1,427	0.0078	0.17	0.10	0.20

	Year Ended December 31,
Payable Metal	2008	2007	2006
Gold (oz)	48,691	33,263	4,959
Silver (oz)	485,759	501,963	116,004
Lead (lb)	15,560,091	11,181,474	1,196,317
Zinc (lb)	37,973,460	23,749,087	3,040,058

	Year Ended December 31,
	2008	2007(1)	2006(2)
Total Cost/Ton Ore Processed	$16.70	$18.62	$7.08
Cash Operating Cost/Oz Gold	$447	$(124)	$643
Total Cash Cost/Oz Gold	$503	$(60)	$718
Total Production Cost/Oz Gold	$563	$10	$794

(1)	Only 10 months of ore processing (March to December)
(2)	Only 5 months of ore processing (January to May)

The Montana Tunnels mine has produced the following aggregate amounts of the listed metals from its inception in 1987 through December 31, 2008:

Payable Production
Gold	1,637,000 ozs
Silver	30,760,000 ozs
Lead	409,100,000 lbs.
Zinc	1,105,000,000 lbs.

On December 5, 2008, we ceased mining of ore from the Montana Tunnels open pit operation as a result of exhausting the ore in our current “L Pit” permit.  In connection therewith, we issued 60 day notice of terminations of employment to 87 employees in compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification Act (“WARN”).  On February 3, 2009, 82 of these employees were terminated.

As at December 31, 2008 there was a stockpile of ore of approximately 1.6 million tons, which we expect will be sufficient for us to continue milling and thus produce concentrates until the end of April 2009.

We have received all necessary permits to expand the current pit, which expansion plan we refer to as the M Pit project.  The M Pit project would involve a 12 month pre-stripping program that would cost approximately $70 million, during which time no ore would be produced.  The decision to proceed with the M Pit project must be agreed to by both our company and Elkhorn.  We and our joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on securing financing for the $70 million; the prices of gold, silver, lead and zinc; and available smelter terms.  We are not currently engaged in discussions with financing sources for our $35 million share of the financing costs.  We expect to continue milling stockpiled ore at Montana Tunnels until April 2009.  If no decision has been made on the M Pit project by the time that the stockpiled ore is exhausted, then the mill will be placed on care and maintenance.  On February 27, 2009, we issued additional WARN notices to all of the remaining 104 employees in anticipation of the cessation of milling in April 2009.

Description of Land, Geology, Process and Equipment

Property Ownership Status.

More than 99% of the Montana Tunnels mineable deposit is overlain by private property wholly owned by MTMI.  One 0.3 acre BLM parcel is controlled by an unpatented mining claim.  More than 90% of the property located within the permit boundary is private property owned by MTMI.  In October 2007 Montana Tunnels purchased an additional private parcel of land to secure a 1,000 foot section of the mine access road.  Properties controlled by MTMI in the vicinity of the Montana Tunnels mine and the permit boundary are summarized in the table below:

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

Royalty

The design layback of the M Pit encompasses a very small amount of mineralized material beneath three leased patented claims in the Clancy Creek area.  If we proceed with the M Pit expansion, ores mined from these claims will be minimal and subject to a 4.5% net smelter royalty (“NSR”).

Royalty Agreements

Agreement	Royalty	Description
Louis Hill	4.5% NSR	Lease Agreement on three patented claims west of the pit.

Clara Kyler Estate	1.5% NSR	Fee land and patented claims south and southeast of tailings impoundment.

Bar Ed Ranch/Estate	1.5% NSR	7,200 acres of fee lands and patented claims to the north, northeast, and south of the permit boundary in which MTMI controls the mineral rights only.

Bar Ed Partnership	1.5% NSR	Patented claim southeast of permit boundary.

Gannon/Lemieux	1.5% NSR	12 patented claims 0.1 miles south of the Montana Tunnels pit.

Alfred Nugent	2% NSR	7 patented claims east of the mine site.

Dudley Billett, Jr.	4% NSR	One patented claim east of the tailings impoundment.

Franco Nevada US Corp.	5% NSR	13 patented claims east of the mine plus fractional interest in two patented claims one mile east of permit boundary.

Fife, et.al.	1.5% NSR	4 patented claims 0.75 miles south of the Montana Tunnels pit.

Geology

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

There are two main zones of mineralization at Montana Tunnels:  (i) a central, pipe-like core of contiguous mineralization, and (ii) discontinuous zones of mineralization peripheral to the core deposit, termed fringe mineralization.  The core of the deposit in plain view is oblong in shape and ranges from about 200 feet to 1,000 feet in width, and from 1,400 to 2,000 feet in length, with a vertical extent of at least 2,000 feet.  The core zone strikes approximately N30 E and dips steeply (60 degrees to 80 degrees) to the northwest.  Metallurgical projections are based on historical feed grade versus tails grade trends; mill throughput tonnage, ore properties relative to pit location and bench elevation; and ore blending requirements.

Process and Equipment

Open pit mining at Montana Tunnels was conducted 20 hours per day seven days per week.  Mining was performed by two shovels, twelve 150 ton and two 85 ton haul trucks in addition to ancillary equipment.  Following the cessation of mining activities on December 5, 2008  all mining equipment, except for three  trucks and  two loaders used for transferring ore from the stockpile to the crusher,  is parked and in good working order.

When in full production a primary and secondary crusher is used, in series, to generate a coarse ore stockpile ahead of the concentrator.  The crusher has an approximate capacity of 16,500 tons per day.  The grinding circuit consists of a SAG mill, ball mill and tertiary crusher (SABC circuit) followed by conventional differential flotation.  A gravity circuit, in closed loop with the ball mill, recovers 10-15% of gold produced by the concentrator.  The remainder of the mill’s production is in the form of concentrates:  a zinc-gold concentrate and a lead-gold-silver concentrate.  The concentrates are shipped, via rail, to a smelter.  The original mill was constructed during 1986 and 1987, and is currently in good working order.  When milling operations cease at the end of April 2009, the mill will be cleaned and Montana Tunnels will be placed on care and maintenance at a cost of approximately $150,000 per month, the cost of which will be shared by our JV partner.

At the same time Apollo entered into the JV Agreement, Apollo also entered into two other agreements with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn.  The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $0.8 million.  The option had an exercise term of two years which was extended by an additional year and will expire on July 28, 2009.  The underground Diamond Hill gold mine is situated 28 miles southeast of Helena, Montana and has been on care and maintenance since 2000.

The second agreement is a custom milling agreement pursuant to which EGI will have the right to have MTMI process the ore from EGI’s Elkhorn mine, located 20 miles to the south of the Montana Tunnels mine, through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex.  Should EGI exercise its right to have MTMI process the ore, it will reimburse MTMI for all of its expenses in connection with the milling.  The custom milling agreement also gives EGI a two-year option to purchase the Diamond Hill mill for $1.0 million.  This option to purchase was extended by an additional year and will expire on July 28, 2009.

Mineral Reserves

The table below shows Apollo’s share of the mineral reserves at Montana Tunnels.

Montana Tunnels Mine Reserve Estimate at December 31, 2008
(Apollo’s 50% interest)

Pit (Imperial Summary)	Classification	Tons 000’s	Grade oz Au/T	Ag oz Ag/T	Pb %	Zn %	Ounces Au
M Pit	Proven	13,836.5	0.0129	0.212	0.164	0.487	179,000
Mill Stockpile	Proven	837.5	0.0089	0.200	0.170	0.550	7,500
Subtotal	Proven	14,674.0	0.0127	0.211	0.164	0.490	186,500

M Pit	Probable	5,052.5	0.0129	0.211	0.160	0.434	65,400
Subtotal	Probable	5,052.5	0.0129	0.211	0.160	0.434	65,400

Total	Proven + Probable	19,726.5	0.0128	0.211	0.163	0.476	251,900

The three years average metal prices for 2006 - 2008 were used for the calculation of the year-end 2007 reserves, which are as follows:

Gold - $724/oz                      Silver - $13.32/oz                      Lead - $0.90/lb                      Zinc - $1.27/lb

Environmental

The permitted plan of operations allows mining of ore reserves from the L Pit mine design.  Unstable pit walls in the ramp sector on the east side of the Montana Tunnels mine closed down the open pit in October 2005.  A pit wall layback and pit ramp reconstruction in the east sector of the open pit was subsequently developed using extensive geotechnical analysis to ensure stability and safety for ongoing mining operations.  A permit revision for the pit wall layback and associated changes was approved by the Department of Environmental Quality in December 2005.  This work was initiated in August 2006 following completion of the JV Agreement with Elkhorn.

Following the closure of the open pit in October 2005, milling of low grade stockpiles continued until May 2006 at which time the mill was shut down and the property placed on care and maintenance.  As a result of the unplanned milling of the low grade stockpiles, a revision to the operating permit was obtained in the fourth quarter of 2006 allowing the Montana Tunnels mine to raise the tailings embankment thus increasing the tailings capacity to accommodate the mill tailings from the L Pit ore reserves.  The raising of the tailings embankment was completed during 2007.

The Montana Department of Environmental Quality and Bureau of Land Management issued a Record of Decision approving the M Pit Expansion in November 2008.  The M Pit mine expansion amendment would provide approximately 38 million tons of additional ore for processing and add approximately seven years to the life of the mine.  The decision to proceed with the $70 million M Pit project must be agreed by both our company and Elkhorn, LLC, our joint venture partner.  To date no decision has been made to proceed with the M Pit project.

The current bonding requirements for the Montana Tunnels L Pit mine are met by the following bond instruments:

	Year Ended December 31,
Type of Bonding	2008(1)	2007(1)
Partially secured surety bond issued by CNA pursuant to the Term Bonding Agreement described immediately below	$14,988,000	$14,988,000
Cash bond posted directly with the State of Montana	129,000	129,000
Real estate bond posted directly with the State of Montana	3,576,000	3,576,000
Total Obligated Bonding Requirement Met	$18,693,000	$18,693,000

(1)	Apollo’s share of the amounts shown is 50%.

National Fire Insurance Company of Hartford, a unit of Continental Casualty Company (“CNA”), provides $15,041,000 of the total reclamation bonding for the Montana Tunnels mine plan of operations at a deferred bond premium cost of $14 per $1,000 of bonding under a Term Bonding Agreement dated August 1, 2002.  CNA also provides a separate exploration bond in the amount of $53,000 under the same agreement.

Bonding requirements are subject to adjustment by the State of Montana for various reasons from time to time.

Drilling

As of December 31, 2008, the Montana Tunnels mine database contains 896 reverse circulation, rotary, core and blasthole drill holes, totaling 470,299 feet that were drilled from the mid-1970s to the present by numerous mining and exploration companies.

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

In September 2002, we purchased all of the real estate and related assets of the mine, which ceased operations in May 2001, from Exall and Glimmer and renamed it “Black Fox”.  We paid Exall and Glimmer an aggregate purchase price consisting of Cdn$3 million in cash and an aggregate of 2,080,000 of our common shares.  Pursuant to the terms of the acquisition, an additional Cdn$3 million was paid to Exall and Glimmer on January 6, 2006.

From 1997 until 2001, the mine produced approximately 210,000 ounces of gold.

On July 28, 2008, we completed the acquisition from St Andrew Goldfields Ltd., which we refer to as St Andrew, of its Stock Mill and related equipment, infrastructure, property rights, laboratory and tailings facilities, located near Timmins, Ontario.  The acquisition was made pursuant to an asset purchase agreement dated June 11, 2008, as amended June 30, 2008 and July 23, 2008, between Apollo Gold and St Andrew.  Pursuant to the asset purchase agreement, St Andrew agreed to sell the Stock Mill complex to Apollo Gold for a purchase price of Cdn$20 million and the refund to St Andrew of its bonding commitment at the mill complex in the amount of approximately Cdn$1.2 million.

Figure 3 – Black Fox mine and Black Fox mill (formerly known as the Stock mill) locations along
Destor-Porcupine Fault Zone in Province of Ontario, Canada

Location

The Black Fox project consists of two properties: a mine and a mill.  The Black Fox mine  is located approximately seven miles east of Matheson, Ontario, Canada.  The stock mill complex purchased from St Andrew, which we renamed the Black Fox mill complex, is located approximately 12 miles west of Matheson, which means that it is approximately 19 miles west of the Black Fox mine site.  Both properties are easily accessible by provincial highway and power is supplied by Hydro One.

Property, plant and equipment at the mine consists of an administration office, change house facilities, core sheds and surface infrastructure for the mine (pumps, heating, etc.), all of which are in good working condition.  Property, plant and equipment at the Black Fox mill consists of an administrative office, electrical and mechanical shops, laboratory and an 1,100 tonnes per day mill for processing the Black Fox ores.  The mill is currently being refurbished and expanded to increase the throughput rate to 2,000 tonnes per day.  All plant facilities and equipment are in good working order and we expect the expanded mill to be commissioned in April 2009.  Within the mill property, there is also a permitted tailings compound.

The Black Fox mine sits astride the Destor-Porcupine Fault Zone (DPFZ), which is a deep break in the Precambrian rocks of the Abitibi Greenstone Belt.  This fault system hosts many of the deposits in the Timmins area.  The system regionally strikes east-west and dips variably to the south.  Black Fox lies on the southern limb of a large scale fold on a flexure in the DPFZ Fault where the strike changes from east-west to southeast.  Folded and altered ultra mafic and mafic are the host rocks for mineralization.  Gold occurs as free gold in quartz veining and stockworks in altered ultra mafics and in gold associated with pyrite in altered tholeiitic basalts.

The Black Fox mine consists of 3,195 acres of which: 185 acres are leasehold patents, 1,559 acres are owned by Apollo, 319 acres are leased by us, 820 acres where we have surface rights only and 311 acres where we have mineral rights but no surface rights.  The 3,195 acres includes property known as Grey Fox, which is approximately 2 miles southeast of the actual Black Fox mine.

The Black Fox mill property consists of:

Leasehold – 15 parcels	2,608 acres
Patented – 9 parcels	1,068 acres
Unpatented – 21 parcels	2,451 acres
Total of all property	6,127 acres

None of the currently defined reserves are subject to production royalties.  However, Apollo owns properties totaling 1,414 acres that are subject to net smelter return royalties, ranging from 2.0% to 3.25%, if there is production in the future from any reserves found on that property.

Exploration and Development

From 2003 to 2007, we conducted a drilling program during which we completed a total of 504 surface diamond drill holes totaling 149,548 meters and 396 underground holes totaling 78,644 meters.  Apollo’s drilling supplemented the data from the 286 surface and 707 underground drill holes drilled by the previous owners.  A table of total drill holes is shown below.

Black Fox Project Drill Hole Database

Company	Period	Location	Number	Meters
Noranda	1989-1994	Surface	143	28,015
Exall	1995-1999	Surface	143	21,520
Exall	1996-2001	Underground	707	61,115
Apollo	2002-2006	Surface	454	136,390
Apollo	2004-2006	Underground	371	75,704
Apollo	2007	Surface	50	13,158
Apollo	2007	Underground	25	2,940
Totals			1,893	338,842

In addition, during 2008, we drilled 16 exploration diamond drill holes on our property know as Grey Fox and expect to announce the assay results in April 2009.

Mineral Reserves

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

Black Fox Probable Reserve Statement as of December 31, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

(1)  Underground reserves assume 95% mining recovery 17% planned dilution and 5% unplanned dilution both at 0 grams per tonne grade.

The reserve estimates were based on information from 1,893 drill holes totaling 338,842 meters.  All assays over 170 grams of gold per tonne (5.5 oz of gold per ton) were capped at this level, which represents 0.25% of the assays.

Permits

We have received all necessary permits and approvals required to commence mining activities of phase I of the open pit.  In particular, we have received Certified Closure Plan Approval, an Amended Certificate of Approval for Industrial Sewage Works, and a Permit to Take Water (Surface and Ground Water.)  The open pit reserves are divided into phase I and phase II and we expect to apply for the permits necessary to conduct phase II once mining on phase I has commenced.

Mining Operations

In October, 2008, we awarded a contract for the removal of the glacial till material which overlays the open pit and work commenced on October 23, 2008.  This removal is scheduled to be completed in May 2009.  Mining of the open pit ore and waste, which commenced in March 2009, is undertaken by Company employees.  All long lead time mining equipment, and all items required to commence mining were on site February 2009.

We expect that, by the second quarter of 2009, the open pit will produce 1,500 tonnes of ore per day, which will be sufficient to feed the mill.  Based on this assessment, we have decided to defer underground mining to periods after 2009.  Our decisions regarding the development of the underground mine and the timing thereof will be partially influenced by progress with the phase II of the open pit permitting.  Therefore, we do not expect to be in a position to make a determination regarding the development and timing of underground mining until 2010.

Mill Complex

In the third quarter 2008, we awarded GBM Engineering Ltd., of the UK an EPCM contract (Engineering, Procurement, Construction and Management) to increase the mill capacity to 2,000 tonnes per day at a cost of approximately $22.0 million.  The mill is scheduled to start commissioning in April 2009 and is expected to reach a throughput rate of 1,500 tonnes per day in May 2009.  The upgrade of our mill means that we will not toll treat ores as highlighted in the NI 43-101.

Production

In March 2009, we commenced mining of the Black Fox open pit and we estimate that we will mine 2,983,000 tonnes in 2009, 374,000 tonnes of which will be ore.  The mine will operate 24 hours per day, 7 days per week and will employ approximately 140 personnel.  The ore will be crushed at the mine site and be transported to the Black Fox mill by a fleet of contract trucks.  The mining equipment consists of four CAT 777 trucks, two CAT excavators, one Komatsu PC 2000 loader, two CAT D8 bulldozers and two Atlas Copco drills.

The Black Fox mill is scheduled to commence milling in April 2009 and should reach a throughput rate of 1,500 tonnes per day in May 2009.  Recoveries of gold are projected to be 95%.  The mill will produce a gold dore, which will be refined by the Johnson Matthey refinery in Brampton, Ontario.  The mill is expected to employ 42 personnel.

Bonding

Closure plans for both the mine and mill sites prepared by AMEC Earth and Environmental, a Division of AMEC Americas Limited, were submitted to and accepted by the Ontario Ministry of Northern Development and Mines (“MNDM”) during 2008.  Bonding requirements for each site were set by the MNDN as follows (in Cdn$);

Phase I of Black Fox mine	$7,428,830
Black Fox mill complex	6,892,300

Total	$14,321,130

As of March 20, 2009 we had posted Cdn$5,644,650 of the Black Fox mine bonding requirement with the balance of Cdn$1,784,180 due in May 2009 and had posted Cdn$3,500,000 towards the Black Fox mill complex with the balance of Cdn$3,392,300 due prior to mill start up which is estimated to be April 2009.

We have met these bonding requirements through letters of credit issued by TD Canada Trust secured by a pledged deposit account of Cdn$9,144,650.  The obligations to reimburse TD Canada Trust for any drawing under the letter of credit are secured by Apollo’s maintenance of an amount equal to the amount available for drawing the above mentioned deposit account pledged to TD Canada Trust.  The annual letter of credit fee is 1% of the amount available for drawing.  Interest is earned on the deposit account at a rate established by TD Canada Trust from time to time.  We will file an amended closure plan for phase II of the open pit in the third quarter of 2009.  We expect that there will be additional bonding requirements in connection with this amended closure plan for phase II, but we are unable to quantify the amount at this time.

Exploration Stage Properties

Huizopa

We own Mexican subsidiaries which own 100% of the concessions at the Huizopa exploration project.  Pursuant to an agreement with the previous owner (the “Previous Owner”) of one of those Mexican subsidiaries, we have a joint venture with the Previous Owner in which we hold an 80% interest and the Previous Owner holds a 20% free carry interest.  If our Mexican subsidiary chooses not to go forward with the Huizopa project, it is obligated to transfer a controlling interest in the subsidiary that holds the option back to the Previous Owner, and to transfer 91% of the concessions it owns at the Huizopa project back to the Previous Owner.

The Huizopa project is located in the northern part of the Sierra Madres in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 170 sq. km.  During 2007, we acquired new claims to the east of our holdings that expanded our land position from 128 sq. km. to 170 sq. km.

 Sporadic shallow underground mining limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936.  The property is very remote and will be accessed initially by helicopter.  To maintain the exploration and exploitation rights for the “Rosa” and “Donna” concessions, we were required to pay $0.1 million in April 2007 and $1.5 million (plus applicable taxes in Mexico) in October 2007.  These concessions represent approximately 17% of the Huizopa property.  These payments were made ahead of schedule on February 28, 2007 when the Company issued 1,000,000 common shares and paid $2.55 million in settlement of these contractual land payments and certain other claims on its Huizopa properties.

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

Mapping of the mining concession began in June 2004 and were ongoing through 2007.  The results were compiled and transferred to new topography maps and air photos as well as the Mexican government’s Chabacan topographical sheet which has been enlarged from 1:50,000 scale to 1:10,000.  Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated.  Petrographical examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation.  Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.

In the first quarter of 2006, we entered into an agreement with the Ejido Huizopa (the “Ejido”), which is a group of local inhabitants who, under Mexican law, are granted rights to conduct agricultural activities and control surface access on the property.  Pursuant to the agreement, and in consideration for certain payments to the Ejido, we have a right to use Ejido land covering  our mining concessions in Huizopa for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area.  We can in the future apply for a change of use of land without any additional obligations to the Ejido.  In addition, we may traverse adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating, and maintaining improvements or facilities necessary for the Huizopa project.

In 2006, a geophysical program was initiated on the property and the process to select initial drilling targets commenced in 2007.  Drill targets were selected and a contract signed with a drilling contractor to commence helicopter supported core drilling in 2008.  This initial drilling program commenced in February 2008 and on August 14, 2008 we announced the results of the core drilling program on the Puma De Oro exploration target.  Twenty five NQ core holes were drilled on a north-trending zone targeted for drilling based on Apollo’s geochemical sampling and geologic mapping.  Anomalous gold and silver was found in twenty of the holes with six of the twenty holes having significant gold and silver values.  We are currently working on completing an NI 43-101 for the Huizopa project more fully describing the property and drill results.  This NI 43-101 will not contain any resources and reserves.  Drilling assay results of core holes with intercepts greater than 0.5 grams per tonne are shown below.

Hole I.D.	From Meters	To Meters	Assays grams Au/tonne	Assays grams Ag/tonne
PDO 08	24.8	26.4	1.1	12.0

PDO 09	37.5	38.1	4.1	46.0
PDO 09	38.1	39.2	1.6	18.0
PDO 09	39.6	40.0	0.8	11.5

PDO 10	81.1	81.3	0.0	61.0
PDO 10	81.3	81.9	0.0	20.7
PDO 10	81.9	83.4	42.5	162.0
PDO 10	83.4	84.7	0.5	29.7

PDO 11	83.5	85.0	1.7	24.8
PDO 11	85.0	85.5	0.8	7.8
PDO 11	85.5	87.1	1.3	19.2
PDO 11	119.1	120.2	3.7	5.3

PDO 13	81.7	83.2	4.7	64.0
PDO 13	83.2	83.7	0.5	23.7

PDO 15	29.6	30.3	9.0	262.0
PDO 15	32.3	32.7	21.6	340.0

Assays were performed by Inspectorate America Corporation of Sparks, Nevada.

Diamond Hill

The Diamond Hill mine, which has been on care and maintenance since 2000, is owned by Montana Tunnels Mining, Inc.  The Diamond Hill mine is an underground gold mine and is located approximately 28 miles southeast of Helena, Montana, in Broadwater County and on the east flank of the Elkhorn Mountains, within the Hassel Mining District.  The Diamond Hill mine was in production from 1996 to 2000, during which time, 775,000 tons of ore were mined at an average grade of 0.233 ounces of gold per ton.

On July 28, 2006, Apollo entered into an agreement with Elkhorn Goldfields Inc. (“EGI”), an affiliate of Elkhorn.  The agreement is an option agreement pursuant to which EGI was granted an option to purchase the Diamond Hill mine for $0.8 million.  The option originally had an exercise term of two years but it was extended by an additional year and now expires on July 28, 2009.

The Diamond Hill mine covers over 1,215 acres of patented and unpatented claims.  We have 100% ownership of the main patented claims that contain the current deposits, subject to a 0.5 to 1% net smelter return and a 10% net profits royalty.  We also have 50% ownership of four additional patented claims, which are peripheral to the main land package.  As of December 31, 2008, we hold 30 unpatented claims and lease 19 unpatented claims.  The current Diamond Hill mine permit boundary covers 270 acres with most of the mine disturbance footprint within a 27 acre area of the main patented group of claims.

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

  The bonding requirement for Diamond Hill, totaling approximately $763,000 is posted with the Montana Department of Environmental Quality, and is managed as part of the bonding activities through Montana Tunnels.

In June of 2008, a cleanup work plan was carried out at Diamond Hill to improve site conditions.  As part of this work plan, Montana Tunnels personnel removed some weathered structures, removed all scrap from the site, improved storm water controls, sprayed weeds, and reclaimed the waste rock dump and some exploration roads.  In addition, a total of 4 acres of waste dump surface and unused exploration roads were graded, soiled and seeded to control water runoff and seepage.

ITEM 3.   LEGAL PROCEEDINGS

We are engaged in routine litigation incidental to our business.  No material legal proceedings, involving us or our business are pending, or, to our knowledge, contemplated, by any governmental authority.  We are not aware of any material events of noncompliance with environmental laws and regulations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Price Range of Common Shares and Number of Holders

Our common shares are listed on the NYSE Amex under the trading symbol “AGT” and on the Toronto Stock Exchange under the trading symbol “APG.” As of March 20, 2009, 232,811,195 common shares were outstanding, and we had approximately 976 shareholders of record.  On March 20, 2009, the closing price per share for our common shares as reported by the NYSE Amex was $0.30 and as reported by the Toronto Stock Exchange was Cdn$0.37.

The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	NYSE Amex (AGT)		Toronto Stock Exchange (APG)
	High	Low	High	Low
	($)		(Cdn$)
2008
First Quarter	$0.74	$0.15	$0.72	$0.18
Second Quarter	0.70	0.51	0.71	0.53
Third Quarter	0.54	0.24	0.51	0.25
Fourth Quarter	0.25	0.11	0.30	0.13
2007
First Quarter	$0.74	$0.44	$0.85	$0.52
Second Quarter	0.52	0.40	0.59	0.42
Third Quarter	0.56	0.39	0.56	0.42
Fourth Quarter	0.61	0.45	0.60	0.44

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business.  Future dividend decisions will consider our then current business results, cash requirements and financial condition.  Furthermore, the Montana Tunnels debt facility with RMB Australia Holdings Limited and its affiliated entities, as amended, and the Black Fox project facility agreement with the project finance banks party thereto currently restrict our ability to pay dividends.

NYSE Amex Corporate Governance Requirements

Our common shares are listed on the NYSE Amex.  Section 110 of the NYSE Amex company guide permits it to consider the laws, customs and practices of foreign issuers in relaxing certain of its listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations.  Any listed company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law.

One significant manner in which the our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE Amex standards concerns shareholder approval requirements.  Section 713 of the NYSE Amex company guide requires a listed company to obtain the approval of its shareholders for certain types of securities issuances, including private placements that may result in the issuance of common shares (or securities convertible into common shares) equal to 20% or more of the presently outstanding shares for less than the greater of book or market value of the shares.  In general, there is no such requirement under Yukon law or under the rules of the Toronto Stock Exchange unless the transaction results in a change of control or the issuance of common shares (or securities convertible or exercisable into common shares) equal to 25% or more of the currently issued and outstanding shares of the listed company.  Furthermore, under certain circumstances, the Toronto Stock Exchange may, pursuant to Section 604(e) of the Toronto Stock Exchange company guide, grant waivers to its shareholder approval requirements where the listed company would suffer financial hardship in complying with such requirements.  The conditions under which the Toronto Stock Exchange grants such waivers from its shareholder approval requirements may depart from similar NYSE Amex waivers or exemptions, if any.  We will seek a waiver from the NYSE Amex’s shareholder approval requirements in circumstances where the securities issuance does not trigger such a requirement under Yukon law or under the rules of the Toronto Stock Exchange.

The foregoing is consistent with the laws, customs and practices in Canada.

Unregistered Sales of Equity Securities

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation as of December 31, 2008, 2007, 2006, 2005, and 2004, derived from our audited financial statements.  The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition
(In thousands of U.S. dollars, except per share data)

Canadian GAAP	Years Ended December 31,
	2008 (1)	2007 (1)	2006	2005	2004
Statements of Operations Data
Revenue from sale of minerals	$46,387	$38,474	$10,177	$43,254	$38,254
Direct operating costs	37,567	26,336	15,361	48,357	52,473
Exploration and business development	3,185	2,430	1,033	918	1,051
Operating income (loss)	1,615	4,413	(12,823)	(13,790)	(26,586)
Income (loss) from continuing operations	1,596	2,416	(15,237)	(15,961)	(27,295)
Loss from discontinued operations	–	–	(350)	(6,247)	(3,712)
Net income (loss)	1,596	2,416	(15,587)	(22,208)	(31,007)
Net income (loss) per share, basic and diluted
Continuing operations	0.01	0.02	(0.13)	(0.16)	(0.34)
Discontinued operations	–	–	(0.00)	(0.06)	(0.05)
Total	$0.01	$0.02	$(0.13)	$(0.22)	$(0.39)

Balance Sheets Data	At December 31,
Total assets	$131,630	$75,073	$51,804	$62,545	$97,635
Long-term debt, including current portion	29,575	13,313	8,900	7,272	6,750
Total shareholders’ equity	73,755	42,873	28,243	32,441	47,221

U.S. GAAP	Years Ended December 31,
	2008 (1)(2)	2007 (1)(2)	2006	2005	2004
Statements of Operations Data
Revenue from sale of minerals	$46,387	$38,474	$10,177	$43,254	$38,254
Direct operating costs	37,567	26,336	15,361	48,357	52,473
Exploration and business development	3,185	2,430	4,206	6,051	11,456
Operating income (loss)	1,202	(5,964)	(15,813)	(22,183)	(36,302)
Income (loss) from continuing operations	1,202	(13,898)	(11,813)	(19,826)	(38,792)
(Loss) income from discontinued operations	–	–	(350)	(4,907)	308
Net income (loss)	1,202	(13,898)	(12,163)	(24,733)	(38,484)
Net earnings (loss) per share, basic and diluted
Continuing operations	0.01	(0.10)	(0.10)	(0.19)	(0.49)
Discontinued operations	–	–	(0.00)	(0.05)	0.00
Total	$0.01	$(0.10)	$(0.10)	$(0.24)	$(0.49)

Balance Sheets Data	At December 31,
Total assets	$86,262	$29,119	$19,042	$39,331	$77,749
Long-term debt, including current portion	29,693	15,376	9,664	8,785	9,071
Total shareholders’ equity	42,354	8,771	6,940	7,714	25,014

(1)           Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, revenue from the sale of minerals and costs shown for the years ended December 31, 2008 and 2007 in the tables above represent Apollo’s 50% share of the joint venture.

(2)           For the years ended December 31, 2008 and 2007, the Montana Tunnels joint venture is reported under the equity method for U.S. GAAP purposes; therefore, we would show no revenue from sale of minerals and no direct operating costs for those years, but they are shown in the table above for comparability purposes.  Additionally, operating income (loss) would be adjusted accordingly.

Summary Operational Statistics

	Year Ended December 31,
	2008(1)	2007(1)(2)	2006(3)
Production Summary
Gold (ounces)	24,346	16,632	4,959
Silver (ounces)	242,875	250,982	116,004
Lead (pounds)	7,780,046	5,590,737	1,196,317
Zinc (pounds)	18,986,730	11,874,543	3,040,058
Total revenues ($millions)	46,387	38,474	10,177
Costs Per Ounce on a By-Product Basis
Cash operating costs per ounce of gold	$455	$(124)	$643
Total cash costs per ounce of gold	$511	$(60)	$718
Total production costs per ounce of gold	$571	$10	$794
Total Cash Costs Per Ounce on a Co-Product Basis
Total cash costs per ounce of gold	$707	$486	$678
Total cash costs per ounce of silver	$11.27	$9.02	$12.81
Total cash costs per ounce of lead	$0.71	$0.83	$0.58
Total cash costs per ounce of zinc	$0.64	$0.85	$1.62

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, production and costs shown for the years ended December 31, 2008 and 2007 in the table above represent Apollo’s 50% share of the joint venture.

(2)	Costs per ounce for the year ended December 31, 2007 only includes the ten months of March through December as milling was restarted on March 1, 2007 after being shut down since May 12, 2006.
(3)	Costs per ounce are through May 2006. The Montana Tunnels mine ceased milling operations on May 12, 2006; therefore, no metal products were produced after that date during the remainder of 2006.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.  The financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”).  For a reconciliation to generally accepted accounting principles in the U.S. (“U.S. GAAP”), see Note 25 to the attached consolidated financial statements.  Unless stated otherwise, all dollar amounts are reported in U.S. dollars.

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

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

	Year Ended December 31,
	2008(1)	2007(1)(2)	2006(1)(2)
	($ in thousands, except per ounce data)
Gold ounces sold	24,346	16,632	4,959
Direct operating costs	$37,567	$25,095	$10,469
Less: Mining and property taxes	1,358	1,079	375
By-product credits	25,128	26,086	6,907
Cash operating cost	11,081	(2,070)	3,187
Cash operating cost per ounce	455	(124)	643
Cash operating cost	11,081	(2,070)	3,187
Add: Mining and property taxes	1,358	1,079	375
Total cash cost	12,439	(991)	3,562
Total cash cost per ounce	511	(60)	718
Total cash cost	12,439	(991)	3,562
Add: Depreciation & amortization	1,465	1,162	376
Total production cost	13,904	171	3,938
Total production cost per ounce	571	10	794

(1)
Effective December 31, 2006, the Montana Tunnels Mine is a 50/50 joint venture; therefore, gold ounces sold and costs shown for the years ended December 31, 2008 and 2007 in the table above represent Apollo’s 50% share of the joint venture.

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

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development of mineral deposits principally in North America.  We are the operator of the Montana Tunnels, which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Montana Tunnels mine is an open pit mine and mill located near Helena, Montana, which produces gold doré and lead-gold and zinc-gold concentrates.

We own an advanced stage development property, the Black Fox project, which is located near Matheson in the Province of Ontario, Canada.  The Black Fox project consists of a mine site situated seven miles east of Matheson and the recently acquired mill complex 12 miles west of Matheson.  We expect we will commence gold production at Black Fox in the second quarter 2009.  We also own Mexican subsidiaries which own concessions at the Huizopa exploration property located in the Sierra Madres in Chihuahua, Mexico.

Corporate

Flow Through Private Placement

On December 31, 2008, we completed a private placement to Canadian purchasers of 3,000,000 common shares issued at Cdn$0.30 per share on a “flow through” basis pursuant to the Income Tax Act (Canada) for gross proceeds equal to Cdn$900,000. We used the net proceeds from the sale of the flow through shares to fund exploration and certain development expenditures at our Black Fox project.

In consideration for finding the purchasers in the private placement, we paid a cash finder’s fee of Cdn$40,500 (which is equal to 4.5% of the gross proceeds in the private placement) to MAK Allen & Day Capital Partners. In addition, in consideration for advisory services rendered in connection with the private placement, we paid Haywood Securities Inc. an advisory fee equal to Cdn$36,000 (which is equal to 4.0% of the gross proceeds in the private placement), together with 255,000 common share purchase warrants representing the number of our common shares as is equal to 8.5% of the number of flow through shares sold to purchasers in the private placement. Each such warrant is immediately exercisable at a price of Cdn$0.30 into one of our common shares within twenty-four (24) months of closing of the private placement.

Black Fox Project Financing

In May 2008, Apollo retained Macquarie Bank Ltd. (“Macquarie Bank”) and RMB Australia Holdings Limited (“RMB”) as joint arrangers (the “Banks”) and underwriters for the Black Fox project finance facility.  The Banks conducted due diligence and project review with Apollo throughout the remainder of 2008 and to ensure that development of the Black Fox open pit mine and the upgrade of the mill complex continued on schedule, Apollo and the Banks completed a $15 million bridge facility (the “Bridge Facility”) on December 10, 2008, with each Bank making available 50% of the aggregate loan.  The Bridge Facility was subject to an arrangement fee of 5% and interest at LIBOR plus 10% per annum.  In addition, each of the Banks received  21,307,127 warrants, each warrant entitling the holder to purchase one common share at a price of Cdn$0.221 per common share and exercisable for a four year period.

 On February 20, 2009, we entered into a project facility agreement (“Project Facility”) with the Banks.  The Project Facility refinanced the $15 million Bridge Facility under which we had drawn down $13.8 million as of the closing of the Project Facility.  Under the Project Facility agreement, we may borrow up to $70,000,000 from the Banks at any time between February 20, 2009 and June 30, 2009, after which time any undrawn portion of the $70,000,000 commitment will be cancelled and will no longer be available for drawdown.  The Project Facility requires us to use proceeds from the facility only for: (i) the funding of the development, construction and operation of our Black Fox project; (ii) the funding of certain fees and costs due under the Project Facility and certain related project agreements; (iii) corporate expenditures of up to $7,000,000 as approved by the Banks in our corporate budget ($3,723,939 of which was used to repay the February 2007 convertible debentures, and interest thereon, not held by RAB Special Situation (Master)Fund Limited (“RAB)); (iv) repayment of $15,341,345 under the Bridge Facility and (v) any other purpose that the Banks approve.

The Project Facility was subject to an arrangement fee of $3,465,551, which was paid upon the initial drawdown under the Project Facility, and a commitment fee equal to 1% per annum calculated on a daily basis on the average monthly balance of the undrawn commitment, which is payable in arrears on March 31, 2009 and June 30, 2009.  Amounts borrowed under the Project Facility bear interest at LIBOR plus 7% per annum and interest is payable quarterly commencing March 31, 2009.  The principal amount is repayable by us in accordance with the following schedule:

Repayment Date	Repayment Amount
September 30, 2009	$9,300,000
December 31, 2009	$6,000,000
March 31, 2010	$4,400,000
June 30, 2010	$4,000,000
September 30, 2010	$3,200,000
December 31, 2010	$2,200,000
March 31, 2011	$1,800,000
June 30, 2011	$2,700,000
September 30, 2011	$2,800,000
December 31, 2011	$2,900,000
March 31, 2012	$4,900,000
June 30, 2012	$6,800,000
September 30, 2012	$9,000,000
December 31, 2012	$3,800,000
March 31, 2013	$6,200,000

In connection with the Project Facility, we issued 34,836,111 warrants to the Banks (11,637,775 to RMB and 23,198,336 to Macquarie Bank) as consideration for financing services provided in connection with the Project Facility.  Each warrant entitles the holder to purchase one of our common shares pursuant to the terms and conditions of the warrant.  The warrants expire on February 20, 2013 and have an exercise price of Cdn$0.252 per warrant share, subject to customary anti-dilution adjustments.  We have agreed to use our best efforts to register the resale of the shares issuable upon exercise of the warrants with the SEC promptly following the execution of the Project Facility.  The warrants are in addition to the 42,614,254 warrants  issued to the Banks in connection with the Bridge Facility.  Following the issuance of the 34,836,111 warrants provided in connection with the Project Facility and assuming exercise by the Banks of all warrants held by them, RMB and Macquarie Bank would beneficially own 14.88% and 18.54%, respectively, of our issued and outstanding capital stock (on an otherwise undiluted basis).

Borrowings under the Project Facility are secured by a first lien on substantially all of our assets, including the Black Fox project, and the stock of our subsidiaries.

The Project Facility contains various financial and operational covenants that impose limitations on us.  These include, among other things, limitations and covenants regarding:  (i) the conduct of the Black Fox project and use of related assets; (ii) the completion of the Black Fox project; (iii) the use of our funds; (iv) compliance with applicable laws and permits; (v) mining rights at the Black Fox project; (vi) our corporate budget; (vii) provision of information; (viii) maintenance of accounting records; (ix) maintenance of corporate existence; (x) compliance with certain material agreements; (xi) capital maintenance requirements; (xii) payment of indebtedness and taxes; (xiii) amendments to existing agreements relating to the Black Fox project or entry into any such agreements; (xiv) amendments to governing documents; (xv) disposition of or encumbrance of certain assets; (xvi) engaging in other lines of business; (xvii) incurrence of indebtedness; (xviii) related party transactions; (xix) creation of new subsidiaries; (xx) dividends and other distributions; (xxi) maintenance of the property securing the Project Facility; (xxii) insurance; (xxiii) subordination of intercompany claims; (xxiv) tradability of the warrant shares under Canadian securities laws; (xxv) registration of the warrant shares under United States securities laws; (xxvi) maintenance of listing status on the TSX and status as a reporting issuer under Canadian securities laws; (xxvii) maintenance of certain financial coverage ratios and minimum project reserves; (xxviii) satisfaction of a minimum tangible net worth test; and (xxix) maintenance of the hedging arrangements described below; and (xxx) the operation of the Black Fox project in compliance with an agreed cash flow budgeting and operational model.

Subject in certain cases to applicable notice provisions and cure periods, events of default under the Project Facility include, without limitation: (i) failure to make payments when due; (ii) certain misrepresentations under the Project Facility and certain other documents; (iii) breach of financial covenants in the Project Facility; (iv) breach of other covenants in the Project Facility and certain other documents; (v) loss of certain mineral rights; (vi) compulsory acquisition or expropriation of certain secured property by a government agency; (vii) certain cross-defaults on other indebtedness of our company; (viii) entry of certain judgments against us that are not paid or satisfied; (ix) enforcement of encumbrances against our material assets (or any such encumbrance becomes capable of being enforced); (x) events of liquidation, receivership or insolvency of our company; (xi) maintenance of listing status on the TSX or NYSE Amex and status as a reporting issuer under Canadian securities laws; or (xii) occurrence of any event which has or is reasonably likely to have a material adverse effect on our assets, business or operations, our ability to perform under the Project Facility and other transaction documents, the rights of the Banks or the enforceability of a transaction document.  The Project Facility provides that in the event of default, the Banks may declare that the debts and monetary liabilities of our company are immediately due and payable and/or cancel the credit facility and foreclose on our assets.

As a part of the Project Facility, we and the Banks have entered into a hedging program covering both gold sales and part of our Canadian dollar operating costs. Specifically, we have entered into a 250,420 ounce gold forward sales program which will be allocated across the four year term of the Project Facility. The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange hedge program was for the Canadian dollar equivalent of $60 million, at an average exchange rate of US$1 = Cdn$1.21, over a period covering the four year term of the Project Facility.

Extension of maturity date for February 2007 convertible debentures held by RAB

On February 23, 2007, we concluded a private placement pursuant to which we sold $8,580,000 aggregate principal amount of convertible debentures due February 23, 2009.  Each $1,000 principal amount of the February 2007 convertible debentures was convertible at the option of the holder into 2,000 of our common shares, at any time until February 23, 2009.  Additionally, each $1,000 principal amount of the February 2007 convertible debentures included 2,000 common share purchase warrants,  entitling the holder to purchase one of our common shares at an exercise price of $0.50 per share, with such accompanying warrants expiring February 23, 2009.  We filed a Form 8-K with the SEC on February 26, 2007 disclosing the terms of the February 2007 convertible debentures, the warrants and the private placement pursuant to which such securities were issued.

RAB owns $4,290,000 principal amount of February 2007 convertible debentures (on which $772,200 of interest was accrued and unpaid on the maturity date of February 23, 2009) and 8,580,000 accompanying warrants.  We and RAB agreed to extend the original maturity date of the February 2007 convertible debentures owned by RAB to February 23, 2010.  Furthermore, RAB agreed that we shall have the option to repay the $772,200 of accrued interest on RAB’s February 2007 convertible debentures in either our common shares or cash.  We elected to pay the accrued interest in common shares and issued 2,444,765 shares to RAB calculated by dividing the accrued interest owed by the volume weighted average market price of our common shares as quoted on the Toronto Stock Exchange during the five trading days ending February 23, 2009.  In consideration for the foregoing, we agreed to (i) issue 2,000,000 common shares to RAB, (ii) extend the expiration date of the accompanying warrants issued to RAB to March 5, 2010 and (iii) reduce the exercise price of the accompanying warrants issued to RAB from $0.50 to $0.25.  The terms and conditions of the $3,148,100 aggregate principal amount of February 2007 convertible debentures and accompanying warrants not owned by RAB were not amended and we repaid the principal amount and accrued interest thereon to the holders thereof on in cash February 23, 2009.

In December 2008, we retained Haywood Securities Inc., (“Haywood”), to provide financial and advisory services, including in connection with the repayment or restructuring of the February 2007 convertible debentures.  In consideration for those services, we agreed to issue 1,000,000 of our common shares to Haywood by February 28, 2009.  In addition, the Black Fox Project Facility constitutes an “alternative transaction” under the terms of our agreement with Haywood, which required us to pay certain compensation to Haywood.  Specifically, we were obligated to compensate Haywood by issuing to it 2,172,840 common shares and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of Cdn$0.256 per share.

Early repayment of debt facility with RMB

On July 1, 2008, we entered into an amendment to the October 2007 debt facility with RMB pursuant to which we borrowed an additional $5,150,000 under that debt facility.  In connection therewith, we entered into additional put and call contracts for gold, silver, lead and zinc.

On October 23, 2008, we closed some of the additional put and call contracts put in place in connection with the July 2008 amendment early since the current value of the contracts exceeded the December 2008 repayment obligation of $1,716,667 under the debt facility, and the proceeds therefrom of $2,010,000 were applied as follows:

1. Repayment of facility principal	$1,952,000
2. Interest due December 31, 2008	$49,300
3. Fees	$8,600

As of March 20, 2009 and after giving effect to the $1,952,000 repayment of principal described above and an additional $75,000 payment made on December 23, 2008, we owed $2,762,000 under the October 2007 RMB debt facility, as amended, $1,717,000 of which is payable on March 31, 2009 and $1,045,000 on June 30, 2009.

Montana Tunnels

During 2008, approximately 8,069,000 tons were mined, of which 5,562,000 tons were ore.  The mill processed 4,510,000 tons of ore at an average throughput of 12,300 tons per day for the year.  As at December 31, 2008, the ore stockpile sitting alongside the mill was 1,650,000 tons.  Payable production was 48,700 ounces of gold, 486,000 ounces of silver, 15,560,000 pounds of lead and 37,973,000 pounds of zinc.  Apollo’s share of this production was 50%.

Grade of Ore Milled 2008:		Mill Recoveries 2008:
Gold ounces per ton	0.0144	Gold	81.2%
Silver ounces per ton	0.1750	Silver	83.9%
Lead %	0.2200	Lead	82.7%
Zinc %	0.6300	Zinc	83.2%

Total cash costs for 2008 on a by-product basis were $503 per ounce of gold and on a co-product basis they were $703 per ounce of gold, $11.21 per ounce of silver, $0.71 per lb of lead and $0.63 per lb of zinc.  For the fourth quarter 2008, the total cash costs per ounce of gold on a by-product basis were $1,519 which was significantly higher than the first nine months of 2008 as a direct result of the sharp fall in price of both lead and zinc which occurred in the period October to December 2008.  A sharp fall in the price of lead and zinc not only has an effect on what the smelter pays for our deliveries in the month of delivery but also has the effect of repricing the estimates paid to us in the previous two months.  A sharp rise in the price of a metal would have the opposite effect.

During 2008, the joint venture spent $0.8 million on capital expenditures.  Apollo’s share of these capital expenditures is 50%.  Also during 2008, the joint venture distributed $17.3 million to its principals, 53% of which went to Elkhorn and 47% of which went to Apollo.

On December 5, 2008, we ceased mining of ore from the Montana Tunnels open pit as a result of exhausting the ore in our current “L Pit” permit.  In connection therewith, we issued 60 day notice of terminations of employment to 87 employees in compliance with the U.S. Department of Labor’s Worker Adjustment and Retraining Notification Act (“WARN”).  On February 3, 2009, 82 of these employees were terminated.

We have received all necessary permits to expand the current L pit, which expansion plan we refer to as the M Pit project.  The M Pit project would involve a 12 month pre-stripping program that would cost approximately $70 million, during which time no ore would be produced.  We are not currently engaged in discussions with financing sources for our $35 million share of the financing costs.  The decision to proceed with the M Pit project must be agreed to by both Apollo and Elkhorn.  We and our joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on securing financing for the $70 million and the prices of gold, silver, lead and zinc and available smelter terms.  We expect to continue milling stockpiled ore at Montana Tunnels until the end of April 2009.  If no decision has been made on M Pit project by the time that the stockpiled ore is exhausted, then the mill will be placed on care and maintenance.  In anticipation of the closure of the mill at the end of April 2009 we issued additional WARN Act notices to all of the remaining employees on February 27, 2009.  The current estimate of the reclamation liability for the L Pit and the Montana Tunnels site is $18.5 million which is covered by $15.3 million in cash in a trust account plus collateralized land valued at $3.2 million (our share of the liability, cash in trust and collateralized land is 50% of these amounts).

Black Fox

Reserves - On April 14, 2008, we filed a Canadian National Instrument, NI 43-101 Technical Report.  The mineral reserves shown in the table below were calculated based on a gold price of $650 per ounce.

Black Fox Probable Reserve Statement as of December 31, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

Purchase of the Stock Mill Complex – On  July 28, 2008, we completed the acquisition of the Stock Mill Complex (now referred to as the Black Fox mill) from St Andrew for a purchase price consisting of (i) $19.6 million cash (Cdn$20.1 million) and (ii) the obligation to refund to St Andrew its bonding commitment at the mill complex in the amount of approximately $1.1 million (Cdn$1.2 million) by July 28, 2009.

Mine Development - We have received all necessary permits and approvals required to commence mining activities for phase I of the open pit mine. In particular, we have received Certified Closure Plan Approval, an Amended Certificate of Approval for Industrial Sewage Works, and a Permit to Take Water (Surface and Ground Water.)

Mining Operations - In October 2008, we awarded a contract for the removal of the glacial till material which overlays the open pit. This work commenced on October 23, 2008 and is scheduled to be completed in May 2009. Mining of the open pit ore and waste was undertaken by our employees utilizing our fleet of equipment in March 2009. We expect that, by the second quarter of 2009, the open pit will produce 1,500 tonnes of ore per day, which will be sufficient to feed the mill.

Mill Complex - In the third quarter 2008, we awarded GBM Engineering Ltd., of the UK, an EPCM (Engineering, Procurement, Construction and Management) contract to increase throughput of the mill’s historic throughput rate of 1,100 tonnes per day up to 2,000 tonnes per day at a cost of approximately $22.0 million. The upgraded mill is scheduled for commissioning in April 2009 and is expected to reach a throughput rate of 1,500 tonnes per day in May 2009.

Huizopa Project

On August 14, 2008, we announced the results of the core drilling program on the Puma de Oro Exploration target. Twenty five NQ core holes were drilled on a north-trending zone targeted for drilling based on Apollo’s geochemical sampling and geologic mapping. Anomalous gold and silver was found in twenty of the holes with six of the twenty holes having significant gold and silver values. We are currently working on completing a Canadian National Instrument 43-101 for the Huizopa property.

BUSINESS STRATEGY AND DEVELOPMENT

2009 Forecasted Highlights:

We have three properties: the Montana Tunnels mine (of which Apollo has a 50% interest), the Black Fox project and the Huizopa project. Below is a summary of our expectations for these three properties in 2009.

Montana Tunnels Mine – The mine is a 50/50 joint venture with Elkhorn. In December 2008, we ceased mining of the L Pit. As of December 31, 2008, stockpiled ore amounted to 1,600,000 tons, which we believe is sufficient to keep the mill operational until the end of April 2009. The mill is expected to operate at 13,000 tons per day for total production of the following payable metals during the period January through April 2009: 8,000 ozs of gold, 150,000 ozs of silver, 3,000,000 lbs of lead and 11,000,000 lbs of zinc. Apollo’s share of this production is: 4,000 ozs of gold, 75,000 ozs of silver, 1,500,000 lbs of lead and 5,500,000 lbs of zinc. We do not expect to incur capital expenditures at Montana Tunnels in 2009.

Following the expected cessation of milling at the end of April 2009, we will place Montana Tunnels on care and maintenance.

Black Fox Project – We started mining from the Black Fox mine in March 2009 and expect to commission the upgraded Black Fox Mill in April with an objective of reaching a throughput rate of 1,500 tonnes per day by the end of May 2009. We estimate that we will mine 2,983,000 tonnes in 2009, 374,000 tonnes of which will be ore. The ore will be crushed at the mine site and be transported to the Black Fox mill by a fleet of contract trucks. Recoveries of gold are projected to be 95%. The mill will produce a gold dore.

Huizopa Project – Following the completion of our 2008 drilling program, we expect to publish a Canadian National Instrument 43-101 for the Huizopa project during the second quarter of 2009. This 43-101 will more fully describe the property and the drill results. This 43-101 will not contain any resources or reserves.

APOLLO GOLD CORPORATION

Results of Operations Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue from the Sale of Minerals.

Revenues for the year ended December 31, 2008, all of which came from Montana Tunnels, increased 21% to $46.4 million, compared to $38.5 million for the year ended December 31, 2007. The increase in revenue is due to (i) higher gold prices in 2008, (ii) a 46% increase in gold ounces produced and sold and (iii) the fact that the mill was shut down during the first two months of 2007.

Revenues from gold for the year ended December 31, 2008 were $21.3 million, compared to $12.4 million for the year ended December 31, 2007. The average price received for gold for the years ended December 31, 2008 and 2007 was $873 and $740 per ounce, respectively.

Revenues from the sale of silver, zinc and lead for the year ended December 31, 2008 decreased from $26.1 million in 2007 to $25.1 million, a decrease of 4% due to lower prices of lead and zinc.

For the year ended December 31, 2008, 46% of the total revenue was derived from sales of gold, 32% from the sales of zinc, and 22% from sales of silver and lead, compared to 32% from sales of gold, 40% from the sales of zinc, and 28% from sales of silver and lead for 2007.

Gold production increased from 16,632 ounces in 2007 to 24,346 ounces for the year ended December 31, 2008. This increase is due to the fact that the mill was shut down during the first two months of 2007 and an increase in 2008 in the grade of the ore processed.

Operating Expenses.

Direct Operating Costs. For the year ended December 31, 2008, direct operating costs, which include mining costs, processing costs, smelting and refining charges, and care and maintenance costs, increased 43% to $37.6 million, from $26.3 million for the year ended December 31, 2007. This increase is a result of there being twelve months of production in 2008 compared to the ten months in 2007 plus 54% higher treatment charges and increased cost per ton of mining.

Depreciation and Amortization. Depreciation and amortization expenses were $1.6 million for the year ended December 31, 2008, compared to $1.4 million for 2007. The increase in depreciation expense of $0.2 million is due to higher depreciation expense at Montana Tunnels.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2008 were $3.7 million compared to $4.6 million for the year ended December 31, 2007. The decrease of $0.9 million is due to lower legal expenses in 2008.

Accretion Expense. Accretion expense, relating to accrued site closure costs at the Montana Tunnels mine was $0.7 million for the year ended December 31, 2008, compared to $0.5 million for the year ended December 31, 2007.

Amortization of deferred gain. Amortization of deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, were $2.0 million for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2007. The increase is a result of higher gold production during 2008.

Exploration and Business Development. Expenses for exploration and development, consisting of exploration related expenses at our exploration properties, totaled $3.2 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively. The increase is due primarily to increased exploration activity at the Huizopa property.

Total Operating Expenses. As a result of these expense components, our total operating expenses for the year ended December 31, 2008 increased 31% to $44.8 million from $34.1 million for the year ended December 31, 2007. Most of this increase in costs is due to increased mining activities at the Montana Tunnels mine.

Other Income (Expense).

Interest Income, Interest Expense and Financing Costs. We realized interest income of $0.4 million for the year ended December 31, 2008 compared to interest income of $0.7 million for the year ended December 31, 2007 due to lower interest rates realized during 2008. We incurred interest expense of $4.6 million during 2008 and $5.7 million during 2007. The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007. Financing costs of $0.7 million were recorded in 2007 in conjunction with the convertible debentures issued February 2007.

Realized and Unrealized Gains on Derivative Instruments. For the year ended December 31, 2008, we realized gains of $5.5 million from gold, silver, lead and zinc derivative instruments and recorded $1.6 million in unrealized losses for the fair value of gold, silver, lead and zinc derivative instruments. For the year ended December 31, 2007, we realized gains of $0.4 million from lead and zinc derivative instruments and recorded $2.1 million in unrealized gains for the fair value of lead and zinc derivative instruments maturing in 2008.

Foreign Exchange Loss and Other. Foreign exchange loss and other was $1.3 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively. For 2008, we recorded $0.9 million for foreign exchange losses from cash balances not held in United States dollars and $0.4 million for an other than temporary impairment for auction rate securities. During 2007, we recorded $0.2 million in foreign exchange losses.

Income Tax Recovery. For the year ended December 31, 2008, we recorded a $1.8 million tax benefit, which includes a $1.9 million benefit for the issuance of flow-through shares in connection with the flow-through equity offering in August 2008 and an income tax expense of $0.1 million for alternative minimum taxes resulting from U.S. operations, but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance. For the year ended December 31, 2007, we recorded a $1.4 million recovery of income taxes in connection with the flow-through equity offering in October 2007, but recorded no other recovery for income taxes as the net loss carry forwards were fully offset by a valuation allowance.

Net Income (Loss) for the Year.

As a result of the foregoing, we recorded net income of $1.6 million, or $0.01 per share for the year ended December 31, 2008, as compared to net income of $2.4 million, or $0.02 per share, for the year ended December 31, 2007.

Results of Operations Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue from the Sale of Minerals.

Revenues for the year ended December 31, 2007, all of which came from Montana Tunnels increased 278% to $38.5 million, compared to $10.2 million for the year ended December 31, 2006. The increase in revenue is due to milling higher grade ores, higher metal prices in 2007 and the fact that the mill was shut down from May 12, 2006 through February 28, 2007. These factors were partially offset because, effective December 31, 2006, the Montana Tunnels mine is a 50/50 joint venture, and therefore Apollo’s share of revenue is 50%.

Revenues from gold for the year ended December 31, 2007 were $12.4 million, compared to $3.3 million for the year ended December 31, 2006. The average price received for gold for the years ended December 31, 2007 and 2006 was $740 and $659 per ounce, respectively.

Revenues from silver, zinc and lead for the year ended December 31, 2007 increased from $6.9 million in 2006 to $26.1 million, an increase of 278% as a direct result of higher production and metal prices.

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

Operating Expenses.

Direct Operating Costs. For the year ended December 31, 2007, direct operating costs, which include mining costs, processing costs, smelting and refining charges, and care and maintenance costs, increased 71% to $26.3 million, from $15.4 million for the year ended December 31, 2006. The increase in costs is due to the following factors: (1) in 2006 mining was suspended until August, while mining occurred during all of 2007 and (2) the resumption of milling operations at Montana Tunnels on March 1, 2007 after being shut down since May 2006. These factors were partially offset because, effective December 31, 2006, the Montana Tunnels mine became a 50/50 joint venture, and therefore Apollo’s share of direct operating costs is 50%.

Depreciation and Amortization. Depreciation and amortization expenses were $1.4 million for the year ended December 31, 2007, compared to $1.6 million for 2006. The decrease in depreciation and amortization is a result of the Montana Tunnels mine becoming a 50/50 joint venture effective December 31, 2006, and therefore Apollo’s share of depreciation and amortization at the Montana Tunnels mine is 50%. This decrease was partially offset due to the increase in mining activities.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007 were $4.6 million compared to $4.0 million for the year ended December 31, 2006. Stock-based compensation expense recorded during 2007 was $1.0 million, an increase of $0.5 million over 2006.

Accretion Expense. Accretion expense, relating to accrued site closure costs at the Montana Tunnels mine was $0.5 million for the year ended December 31, 2007, compared to $0.9 million for the year ended December 31, 2006. Effective December 31, 2006, the Montana Tunnels mine is a 50/50 joint venture, and therefore Apollo’s share of the accretion expense is 50%.

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

Loss from Discontinued Operations.

For the year ended December 31, 2007, there was no gain or loss from discontinued operations as compared to a loss of $0.4 million for the year ended December 31, 2006 in connection with assets we held in Nevada that were sold in 2005.

Net Income (Loss) for the Year.

For the year ended December 31, 2007, we recorded net income of $2.4 million, or $0.02 per share, as compared to a net loss of $15.6 million, or $0.13 per share, for the year ended December 31, 2006.

Summary of Quarterly Results

	2008 Quarter Ended In				2007 Quarter Ended In
	Dec	Sept	June (1)	March	Dec	Sept	June	March (2)
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of minerals	$7,702	$12,764	$10,019	$15,902	$10,880	$11,863	$12,841	$2,890
Operating income (loss)	(2,924)	1,183	(1,774)	5,130	641	3,227	3,716	(3,171)
Net (loss) income	(1,277)	548	(1,329)	3,654	2,510	2,117	2,436	(4,647)
Net (loss) income per share, basic and diluted	0.00	0.00	(0.01)	0.02	0.02	0.01	0.02	(0.03)
Gold production in ounces	5,482	7,319	4,612	6,933	5,233	4,755	5,483	1,161
Total cash cost per ounce of gold – by-product basis	$971	$471	$758	$(3)	$315	$(215)	$(237)	$(270)
Total cash cost per ounce of gold – co-product basis	$873	$666	$829	$561	$632	$459	$406	$418

(1)	Included a three-week mill shutdown for repair of the Montana Tunnels ball mill.
(2)	Remediation of the Montana Tunnels open pit completed in January 2007. Milling commenced on March 1, 2007. Cash costs per ounce of gold represent March 2007 only.

Financial Condition, Liquidity and Capital Resources

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by the Montana Tunnels joint venture. At December 31, 2008, we had cash of $3.1 million, compared to cash of $4.9 million at December 31, 2007. The decrease in cash since December 31, 2007 is primarily the result of investing cash outflows of $41.3 million, partially offset by operating cash inflows of $1.3 million and financing cash inflows of $39.5 million. Additionally, there was a $1.2 million reduction in cash due to the effect of exchange rate changes on cash.

During the year ended December 31, 2008, net cash used in investing activities totaled $41.3 million. Capital expenditures for property, plant and equipment of $32.5 million include $32.1 million for the further development of the Black Fox project and $0.4 million spent at Montana Tunnels. Included in the Black Fox capital expenditures is $20.6 million for the purchase of the Black Fox mill complex. Net cash used in restricted cash and restricted certificates of deposit amounted to $14.3 million, of which $9.0 million was in connection with the $15 million Bridge Facility pending satisfaction of certain conditions required by the Banks, respecting the improvement of our capital liquidity position on terms satisfactory to the Banks. Other investing activities included restricted certificate of deposit cash outflows of $2.2 million for the funding of the Montana Tunnels reclamation liability and $3.3 million for additional bonding for future reclamation at Black Fox. Additionally, there were cash inflows of $5.5 million from settlement of gold, silver, lead and zinc derivative contracts.

During the year ended December 31, 2008, cash provided by financing activities was $39.5 million. Net proceeds on issuance of shares and warrants were $26.3 million which consists of (1) $18.1 million for the unit offering completed July 24, 2008, (2) $7.5 million for the flow-through offering completed August 21, 2008 and (3) $0.7 million for the flow-through offering completed December 31, 2008. Proceeds from loans of $22.2 million were comprised of (1) $5.2 million for an extension on an existing debt facility, (2) $15.0 million for the Bridge Facility entered into on December 10, 2008, (3) $1.0 million for an equipment lease and (4) funding from a margin loan of $1.0 million that is secured by long-term investments (the $1.5 million face value auction rate securities). Payments of notes payable accounted for cash outflows of $10.3 million. Also, cash inflows of financing activities included the exercise of 3.3 million warrants at an average exercise price of $0.43 per common share for proceeds of $1.4 million.

During 2008, we spent $38.2 million on the development of the Black Fox project, including $20.6 million on the purchase of the Black Fox mill complex and $3.3 million on additional bonding. In addition to the $38.2 million spent in 2008, we estimate that an additional $57 million of capital, including $8.4 million of additional bonding, will be required to complete the project. As of December 31, 2008, we had capital commitments associated with the development of Black Fox amounting to $17.1 million and were committed to post $9.0 million (Cdn$10.9 million) cash for environmental bonding at Black Fox. At Montana Tunnels, mining of the L Pit ceased on December 5, 2008 and milling of stockpiled ore is scheduled to continue until the end of April 2009. At current commodity prices, we anticipate that Montana Tunnels will produce a positive cash flow until the cessation of milling. There are no capital commitments at Montana Tunnels within the next twelve months unless Apollo and its JV partner, Elkhorn, decide to develop the M Pit project. At this time no decision to proceed has been made. If there has not been a decision to proceed with the M Pit before we complete milling stockpiled ore in the second quarter of 2009, then the mill will be placed on care and maintenance at an annual cost to Apollo of approximately $1.0 million. The current estimate of the reclamation liability for the L Pit and the Montana Tunnels site is $18.5 million which as at the date of this report is covered by $16.0 million in cash in a trust account plus collateralized land valued at $3.2 million (Apollo’s share of the liability, cash in trust and collateralized land is 50% of these amounts). Therefore, in summary, we do not anticipate any further capital expenditures at Montana Tunnels unless the M Pit is developed.

Management has performed a mineral property impairment test to assess whether there are facts and circumstances that indicate potential impairment of the Montana Tunnels joint venture. Management has considered the expected future gold, silver, lead and zinc prices, cost structures, the reserves, resources and status of the Montana Tunnels joint venture and financial plans and concluded that there was no impairment for the Montana Tunnels joint venture as of December 31, 2008. However, the ongoing challenging conditions in the financial markets, the commodity markets, and the related uncertainty about the future business environment make an assessment of the mid-to-long term performance by using estimates and assumptions extremely difficult. The continuation of the global liquidity crisis, the commodity market volatility and its wider implications for the operating environment of the Company’s mining operation could result in an impairment of mineral properties in the future.

We estimate that with our December 31, 2008 cash balance of $3.1 million, the projected cash flows from Black Fox and the Montana Tunnels mine joint venture, and utilization of the $70.0 million Project Facility, we will have sufficient funds to (1) fund the 2009 work programs for the continued development of Black Fox, including the capital commitments discussed in the immediately preceding paragraph, (2) fund $0.7 million for exploration at Huizopa, (3) repay the $3.7 million outstanding principal amount of convertible debentures due February 2009 (including interest of $0.6 million), (4) repay $15.3 million principal due in 2009 on the Project Facility and (5) fund corporate overhead.

Table of Contractual Obligations

	Payments Due by Period
Contractual Obligations (as of December 31, 2008)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Thousands)
Convertible debentures	$7,438	$3,148	$4,290	$–	$–
Interest on convertible debentures	1,339	567	772	–	–
Capital lease obligations	3,077	1,920	1,157	–	–
Operating lease obligations	511	394	111	6	–
Purchase obligations	17,094	17,094	–	–	–
Notes payable and other current debt	18,954	18,954	–	–	–
Other long-term liabilities reflected on the balance sheet (1)	16,369	–	–	–	16,369

(1)
Other long-term liabilities represent asset retirement obligations. Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities. The discounted value of these projected cash flows is recorded as “Accrued site closure costs” of 10.6 million as shown on the balance sheet as of December 31, 2008 (full value is $29.1 million before removing 50% joint venture interest). The amount shown above is undiscounted to show full expected cash requirements to Apollo (full value is $29.3 million before removing 50% joint venture interest). As of December 31, 2008, restricted certificates of deposit of $12.0 million ($19.6 million before removing 50% joint venture interest) has been placed in trust as security relating to the asset retirement obligations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2008.

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

Our current environmental liabilities are at Montana Tunnels and Black Fox. As of December 31, 2008, we have accrued $10.6 million related to reclamation, an increase of $1.1 million from December 31, 2007. These liabilities are covered by a combination of surety bonds, restricted cash and property totaling $22.5 million (Apollo’s share is $13.2 million) at December 31, 2008. We have accrued the present value of management’s estimate of the future liability as of December 31, 2008.

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

Transition to United States generally accepted accounting principles

During the year ended December 31, 2008, the Company initiated a plan to transition from accounting principles generally accepted in Canada (“Canadian GAAP”) to accounting principles generally accepted in the United States (“US GAAP”), as allowable under both Canada and US securities laws. The transition is anticipated to be retroactive and effective for the three years ended December 31, 2009, with initial presentation of the consolidated financial statements prepared in accordance with US GAAP to be filed with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.
We are currently developing our US GAAP change-over plan. Towards this end we have retained qualified professional personnel to oversee and effect the conversion process. It is expected that the plan will take into consideration, among other things:

•	Changes in note disclosures;
•	Information technology and data system requirements;
•	Disclosure controls and procedures, including investor relations and external communications plans related to the US GAAP conversion;
•	Financial reporting expertise requirements, including training of personnel; and
•	Impacts on other business activities that may be influenced by GAAP measures, such as performance measures and debt covenants.

Although it is not possible at this time to quantify the impact of these factors, Note 25 of the consolidated financial statements highlights those key areas likely to be impacted by changes in accounting policy.

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

Stripping Costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs. EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity. During the years ended December 31, 2008 and 2007, the Company capitalized $nil and $6.8 million in deferred stripping costs and recorded amortization thereon in the amount of $3.7 million and $2.0 million, respectively. Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.

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

Income taxes

The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted or substantially enacted income tax rates at each balance sheet date. Future income tax assets also result from unused loss carryforwards and other deductions. The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Although the Company has tax loss carryforwards (see Note 16 to the consolidated financial statements), there is uncertainty as to utilization prior to their expiry. Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

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

Changes in Accounting Pronouncements

During the first quarter 2008, we adopted three new presentation and disclosure standards that were issued by the Canadian Institute of Chartered Accountants (“CICA”): Handbook Section 1535, Capital Disclosures (“Section 1535”), Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”) and Handbook Section 3863, Financial Instruments – Presentation (“Section 3863”). Section 1535 requires the disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate (i) an entity’s objectives, policies and processes for managing capital; (ii) quantitative data about what the entity regards as capital; (iii) whether the entity has complied with any capital requirements; and (iv) if it has not complied, the consequences of such non-compliance. Sections 3862 and 3863 replace Handbook Section 3861, Financial Instruments – Disclosure and Presentation, revising and enhancing its disclosure requirements and carrying forward unchanged its presentation requirements for financial instruments. Sections 3862 and 3863 place increased emphasis on disclosures about the nature and extent of risks arising from financial instruments and how the entity manages those risks.

During the second quarter 2008, Handbook Section 1400, General Standards of Financial Statement Presentation, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern. The new requirements were effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this statement did not have an impact on our consolidated financial statements.

During the first quarter 2008, the Company adopted Handbook Section 3031 – Inventories, which replaces the former Section 3030 – Inventories. Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized. The Company has applied the new standard prospectively. The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition or operating results.

Recent Accounting Pronouncements

Effective January 1, 2009, we will adopt Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets. Concurrent with the introduction of this standard, the CICA restricted the application of EIC 27, Revenues and Expenditures in the Pre-operating Period (“EIC 27”). We are evaluating the impact of the adoption of this new Section on our consolidated financial statements.

During January 2009, the CICA issued Handbook Sections 1582, Business Combinations (“Section 1582”), 1601, Consolidated Financial Statements (“Section 1601”) and 1602, Non-controlling Interests (“Section 1602”) which replaces CICA Handbook Sections 1581, Business Combinations, and 1600, Consolidated Financial Statements. Section 1582 establishes standards for the accounting for business combinations that is equivalent to the business combination accounting standard under International Financial Standards (“IFRS”). Section 1582 is applicable for the Company’s business combinations with acquisition dates on or after January 1, 2011. Early adoption of this Section is permitted. Section 1601 together with Section 1602 establishes standards for the preparation of consolidated financial statements. Section 1601 is applicable for our interim and annual consolidated financial statements for the fiscal year beginning January 1, 2011. Early adoption of this Section is permitted. If we choose to early adopt any one of these Sections, the other two sections must also be adopted at the same time. We are evaluating the impact of the adoption of these new Sections on our consolidated statements.

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the three years ended December 31, 2008, 2007, and 2006, respectively.

	2008	2007	2006
	(Thousands)
Legal fees paid to two law firms, a partner of each firm is a director of the Company	$512	$381	$118
Consulting services paid to a relative of an officer and director of the Company	16	9	14

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties. In addition, the Company had the following related party transactions:

•
Acquisition of Black Fox Mill Complex from St Andrew Goldfields Ltd. On July 28, 2008, we completed the acquisition from St Andrew Goldfields Ltd., at the time a beneficial owner of more than ten percent (10%) of our common shares, (“St Andrew”), of a mill and related equipment, infrastructure, property rights, laboratory and tailings facilities, located near Timmins, Ontario. This transaction is not a related party transaction for accounting purposes.

•
July 2008 Public Unit Offering.  On July 24, 2008, we completed an offering of 40,806,500 units for gross proceeds of Cdn$20,215,750 and US$185,625. The net proceeds of the offering were approximately Cdn$18,740,000, Cdn$14,500,000 of which were used to fund Apollo Gold’s acquisition of St Andrews’ mill complex in Timmins, Ontario, with the remainder used for the development of the our Black Fox project and for general working capital. St Andrew, at the time a beneficial owner of more than ten percent (10%) of our common shares, purchased 2,400,000 units in the offering. In addition, the following officers and directors of Apollo participated in the offering: David W. Peat (25,000 units); Robert W. Babensee (20,000 units); Charles E. Stott (10,000 units); R. David Russell (100,000 units); Melvyn Williams (100,000 units) and Brent E. Timmons (40,000 units).

•
Also, a director of the Company participated in the private placement of flow- through shares that we completed in October 2007 and purchased 54,545 flow-through shares in connection with the offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates on our investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of December 31, 2008, the Company was subject to minimal debt and thus no material interest rate exposure related to debt. However, on February 23, 2009, the Company entered into a $70 million project financing agreement (the “Project Facility”) relating to the Black Fox Project. The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and repayable in quarterly installments commencing March 31, 2009.

We typically invest excess cash in high quality short-term debt instruments. The rates received on such investments fluctuate with changes in economic conditions. As a result, our investment income may fall short of expectations during periods of lower interest rates. We estimate that given the cash balances expected during 2009, a one percent change in interest rates would not materially impact our annual income. We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms. We have entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.0 for Cdn$ equivalent of US$60 million over a four year period commencing April 2009.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition. We have entered into derivative contracts to protect the selling price for gold. These contracts cover 250,420 ounces at an average price of $876 per ounce over a four year period commencing May 2009. We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Apollo Gold Corporation, Report of Independent Registered Chartered Accountants, and Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences are filed as part of this Item 8 and are included as financial statement schedules in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Deloitte & Touche LLP, our independent registered chartered accountants, regarding any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of December 31, 2008. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted in this section, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the last fiscal quarter of 2008 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2009 annual shareholders’ meeting to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2009 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2009 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2009 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2009 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2009 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

Exhibits

Exhibit No.	Exhibit Name
3.1	Certificate of Continuance of Apollo Gold Corporation filed May 28, 2003, filed with the SEC on June 23, 2003 as Exhibit 3.12 to the Registration Statement on Form 10 (File No. 001-31593).

3.2	By-Laws of Apollo Gold Corporation, as amended to date, filed with the SEC on June 23, 2003 as Exhibit 3.13 to the Registration Statement on Form 10 (File No. 001-31593).

4.1	Sample Certificate of Common Shares of Apollo Gold Corporation, filed with the SEC on June 23, 2003 as Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-31593).

4.2
Shareholder Rights Plan Agreement dated January 17, 2007, by and between Apollo Gold Corporation and CIBC Mellon Trust Company, filed with the SEC on January 19, 2007 as Exhibit 4.1 to the Current Report on Form 8-K

4.3	Form of Purchase Agreement dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.4 to the Current Report on Form 8-K.

4.4	Form of U.S. Unit Warrant dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.5 to the Current Report on Form 8-K.

4.5
Form of Compensation Warrant, dated October 30, 2006, by and between Apollo Gold Corporation and Shoreline Pacific, LLC, filed with the SEC on November 1, 2006 as Exhibit 4.6 to the Current Report on Form 8-K.

4.6
Form of Subscription Agreement dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.7
Form of Convertible Debenture dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.8	Form of Purchase Warrant dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.9
First Amending Agreement dated February 16, 2009, by and between Apollo Gold Corporation and RAB Special Situations (Master) Fund Limited, filed with the SEC on February 19, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

4.10
Form of Compensation Warrant dated February 23, 2007, by and among Apollo Gold Corporation,  Shoreline Pacific, LLC and Regent Securities Capital Corporation, filed with the SEC on February 26, 2007 as Exhibit 4.4 to the Current Report on Form 8-K.

4.11
Form of Registration Rights Agreement dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.5 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
4.12
Form of Subscription Agreement dated October 31, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.13
Form of Registration Rights Agreement dated October 31, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.14
Compensation Option Certificate dated October 31, 2007, issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on November 1, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.15	Warrant Indenture dated as of July 9, 2008, between CIBC Mellon Trust Company and Apollo Gold Corporation, filed with the SEC on July 10, 2008 as Exhibit 4.1 to the Current Report on Form 8-K.

4.16
Certificate of Agent’s Compensation Option to Purchase Units of Apollo Gold Corporation issued to Haywood Securities Inc., filed with the SEC on July 25, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

4.17
Certificate of Agent’s Compensation Option to Purchase Units of Apollo Gold Corporation issued to Blackmont Capital Inc., filed with the SEC on July 25, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

4.18	Form of Agents’ Warrant to Purchase Common Shares of Apollo Gold Corporation, filed with the SEC on July 25, 2008 as Exhibit 10.3 to the Current Report on Form 8-K.

4.19
Compensation Option Certificate dated August 21, 2008 issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on August 26, 2008 as Exhibit 4.1 to the Current Report on Form 8-K.

4.20
Form of Subscription Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on August 26, 2008 as Exhibit 4.2 to the Current Report on Form 8-K.

4.21
Form of Registration Rights Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on August 26, 2008 as Exhibit 4.3 to the Current Report on Form 8-K.

4.22
Form of Warrant Certificate issued by Apollo Gold Corporation to RMB Australia Holdings Limited and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

4.23
Form of Warrant Certificate issued by Apollo Gold Corporation to RMB Australia Holdings Limited and Macquarie Bank Limited, filed with the SEC on February 24, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.

4.24
Form of Subscription Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on December 31, 2008 as Exhibit 4.1 to the Current Report on Form 8-K.

4.25
Form of Registration Rights Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on December 31, 2008 as Exhibit 4.2 to the Current Report on Form 8-K.

4.26	Form of Warrant Certificate issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on December 31, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

4.27	Form of Warrant Certificate issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on February 24, 2009 as Exhibit 10.3 to the Current Report on Form 8-K.

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

10.3
Employment Agreement by and between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004, as amended, filed with the SEC on September 24, 2004 as Exhibit 10.3 to the Current Report on Form 8-K.

10.4
Form of Amendment No. 1 dated January 23, 2006, to Amended and Restated Employment Agreement, by and between Apollo Gold Corporation and each of R. David Russell, Melvyn Williams and Richard F. Nanna, filed with the SEC on January 27, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.5
Employment Agreement by and between Apollo Gold Corporation and Montana Tunnels Mining, Inc. and Timothy G. Smith, effective as of February 15, 2004, filed with the SEC on March 25, 2008 as Exhibit 10.25 to the Annual Report on Form 10-K.

10.6
Employment Agreement by and between Apollo Gold Corporation and Brent E. Timmons, effective as of April 1, 2007, filed with the SEC on March 25, 2008 as Exhibit 10.26 to the Annual Report on Form 10-K.

10.7
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

10.9	Form of Indemnification Agreement by and between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on September 24, 2004 as Exhibit 10.1 to the Current Report on Form 8-K.

10.10
Form of Indemnification Agreement by and among Apollo Gold, Inc.; Apollo Gold Exploration, Inc.; Apollo Gold Finance Inc.; and Donald W. Vagstad, filed with the SEC on September 24, 2004 as Exhibit 10.2 to the Current Report on Form 8-K.

10.11
Form of Amended and Restated Indemnification Agreement dated November 18, 2005, by and among Apollo Gold, Inc.; Apollo Gold Finance, Inc.; Montana Tunnels Mining, Inc. and each of R. David Russell, Melvyn Williams, David K. Young, Donald O. Miller, James T. O’Neil, Jr., G. Michael Hobart, W.S. Vaughan, and Charles Stott, filed with the SEC on March 31, 2006 as Exhibit 10.20 to the Annual Report on Form 10-K.

10.12
Term Bonding Agreement dated August 1, 2002, by and among National Fire Insurance Company of Hartford, Apollo Gold Corporation, Apollo Gold, Inc. and Montana Tunnels Mining, Inc., filed with the SEC on June 23, 2003 as Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-31593).

10.13
Stock Purchase Agreement by and among Jipangu Inc., Jipangu International Inc., Apollo Gold, Inc. and Apollo Gold Corporation made as of October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.1 to the Current Report on Form 8-K.

10.14
Promissory Note by and between Apollo Gold Corporation as Maker and Jipangu Inc. as Holder dated October 17, 2005, filed with the SEC on October 28, 2005 as Exhibit 10.2 to the Current Report on Form 8-K.

10.15
General Security Agreement by and between Apollo Gold Corporation as Debtor in favor of The Canada Trust Company, dated as of January 4, 2006, filed with the SEC on January 13, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.16
Mine Development and Operating Agreement dated July 28, 2006, by and between Montana Tunnels Mining, Inc. and Elkhorn Tunnels, LLC, filed with the SEC on August 2, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.17
Form of Amendment dated January 8, 2007 to Mine Development and Operating Agreement dated July 28, 2006, by and between Montana Tunnels Mining, Inc. and Elkhorn Tunnels, LLC, filed with the SEC on January 9, 2007 as Exhibit 10.1 to the Current Report on Form 8-K.

10.18	Option Agreement dated July 28, 2006, by and between Montana Tunnels Mining, Inc. and Elkhorn Goldfields, Inc., filed with the SEC on August 2, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.19
Mill Operating and Option Agreement dated July 28, 2006, by and between Montana Tunnels Mining, Inc. and Elkhorn Goldfields, Inc., filed with the SEC on August 2, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

10.20	Promissory Note dated August 1, 2006, issued by Montana Tunnels Mining, Inc. to Great American Group, filed with the SEC on August 2, 2006 as Exhibit 10.4 to the Current Report on Form 8-K.

10.21
Master Lease Agreement dated as of November 21, 2006, by and between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.1 to the Current Report on Form 8-K.

10.22
Lease Schedule No. 001 dated as of November 21, 2006, by and between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.

10.23
Security Agreement dated as of November 21, 2006, by and between Apollo Gold Corporation and Marquette Equipment Finance, LLC, filed with the SEC on December 7, 2006 as Exhibit 10.3 to the Current Report on Form 8-K.

10.24
Facility Agreement dated October 12, 2007, by and among Montana Tunnels Mining, Inc., Apollo Gold Corporation, Apollo Gold, Inc., RMB Australia Holdings Limited and RMB Resources Inc., filed with the SEC on October 18, 2007 as Exhibit 10.1 to the Current Report on Form 8-K.

10.25
Asset Purchase Agreement dated June 6, 2008, by and among Apollo Gold Corporation and St Andrew Goldfields Ltd. and Fogler Rubinoff LLP, as escrow agent, filed with the SEC on June 11, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.26
First Amending Agreement to the Asset Purchase Agreement dated June 30, 2008, by and among Apollo Gold Corporation and St Andrew Goldfields Ltd. and Fogler, Rubinoff LLP, as trustee, filed with the SEC on July 1, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.27
Amendment and Restatement Agreement dated July 1, 2008, by and among Montana Tunnels Mining, Inc., Apollo Gold Corporation, Apollo Gold Inc., RMB Australia Holdings Limited and RMB Resources Inc., filed with the SEC on July 2, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.28
Facility Agreement dated July 1, 2008, by and among Montana Tunnels Mining, Inc., Apollo Gold Corporation, Apollo Gold Inc., RMB Australia Holdings Limited and RMB Resources Inc., filed with the SEC on July 2, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.29	General Security Agreement dated July 1, 2008, by and between Apollo Gold Corporation and RMB Resources Inc., filed with the SEC on July 2, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.30
Acknowledgment, Consent and Undertaking dated July 23, 2008, provided by Apollo Gold Corporation to St Andrew Goldfields Ltd. amending the Asset Pursuant Agreement among Apollo Gold Corporation, St Andrew Goldfields Ltd. and Fogler, Rubinoff LLP, filed with the SEC on July 24, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

10.31
Facility Agreement dated December 10, 2008, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.32
General Security Agreement dated December 10, 2008, by and between Apollo Gold Corporation and RMB Resources Inc., filed with the SEC on December 16, 2008 as Exhibit 10.3 to the Current Report on Form 8-K.

10.33
Priority Agreement dated December 10, 2008, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.4 to the Current Report on Form 8-K.

10.34
Facility Agreement dated February 20, 2009, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on February 24, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.35	Engagement Letter by and between Apollo Gold Corporation and Haywood Securities Inc., filed with the SEC on February 24, 2009 as Exhibit 10.4 to the Current Report on Form 8-K.

10.36
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and R. David Russell, filed with the SEC on March 25, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.37
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Melvyn Williams, filed with the SEC on March 25, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.

10.38
Amendment No. 3 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on March 25, 2009 as Exhibit 10.3 to the Current Report on Form 8-K.

12.1	Computation of Earnings to Fixed Charges.*

21.1	List of subsidiaries of Apollo Gold Corporation.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed March 25, 2009 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. David Russell
R. David Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Russell	President and Chief Executive Officer, and	March 25, 2009
R. David Russell	Director (Principal Executive Officer)

/s/ Charles E. Stott	Chairman of the Board of Directors	March 25, 2009
Charles E. Stott

/s/ G. Michael Hobart	Director	March 25, 2009
G. Michael Hobart

/s/ Robert W. Babensee	Director	March 25, 2009
Robert W. Babensee

/s/ W. S. Vaughan	Director	March 25, 2009
W. S. Vaughan

/s/ Marvin K. Kaiser	Director	March 25, 2009
Marvin K. Kaiser

/s/ David W. Peat	Director	March 25, 2009
David W. Peat

/s/ Melvyn Williams	Chief Financial Officer and Senior Vice	March 25, 2009
Melvyn Williams	President – Finance and Corporate Development
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Apollo Gold Corporation

We have audited the accompanying consolidated balance sheets of Apollo Gold Corporation (the “Company”) as at December 31, 2008 and 2007, and the consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in accordance with Canadian generally accepted accounting principles.

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
March 25, 2009

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements such as the changes described in Note 3 to the consolidated financial statements.  The standards of the Public Company Accounting Oversight Board (United States) also require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements.  Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated March 25, 2009 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles or permit such a reference to such conditions and events in the auditors’ report when these matters are properly accounted for and adequately disclosed in the consolidated financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 25, 2009

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands of U.S. Dollars)
ASSETS
CURRENT
Cash and cash equivalents	$3,097	$4,852
Derivative instruments (Note 6)	552	2,101
Restricted cash (Note 9)	10,000	1,000
Accounts receivable and other	3,134	1,846
Prepaids	546	509
Inventories (Note 7)	4,154	2,169
Total current assets	21,483	12,477
Long-term investments (Note 6)	1,081	1,467
Property, plant and equipment (Note 8)	95,881	48,378
Deferred stripping costs (Note 3(j))	1,052	4,787
Restricted certificates of deposit (Note 9)	12,030	6,715
Other long-term assets	103	84
Future income tax assets (Note 16)	–	1,165
TOTAL ASSETS	$131,630	$75,073
LIABILITIES
CURRENT
Accounts payable	$13,827	$2,748
Accrued liabilities	1,449	2,940
Property and mining taxes payable	1,146	957
Notes payable and other current debt (Note 10)	20,636	7,617
Convertible debentures (Note 11)	3,356	–
Total current liabilities	40,414	14,262
Accrued long-term liabilities	316	289
Notes payable (Note 10)	1,012	159
Convertible debentures (Notes 11 and 26(a))	4,571	5,537
Accrued site closure costs (Note 13)	10,563	9,442
Future income tax liability (Note 16)	447	–
Deferred gain (Note 5)	552	2,511
TOTAL LIABILITIES	57,875	32,200

Continuing operations (Note 1)
Commitments and contingencies (Note 19)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)	188,927	166,424
Equity component of convertible debentures (Note 11)	1,987	2,238
Note warrants (Note 11)	2,234	2,292
Contributed surplus	21,683	14,591
Deficit	(141,076)	(142,672)
TOTAL SHAREHOLDERS’ EQUITY	73,755	42,873
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,630	$75,073

APPROVED ON BEHALF OF THE BOARD

/s/ Charles E. Stott
Charles E. Stott, Director

/s/ David W. Peat
David W. Peat, Director

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(U.S. dollars and shares in thousands, except per share amounts)
Revenue from sale of minerals	$46,387	$38,474	$10,177
Operating expenses
Direct operating costs	37,567	26,336	15,361
Depreciation and amortization	1,565	1,380	1,647
General and administrative expenses	3,696	4,647	4,004
Accretion expense – accrued site closure costs	718	507	948
Amortization of deferred gain (Note 5)	(1,959)	(1,239)	–
Exploration and business development and other	3,185	2,430	1,040
	44,772	34,061	23,000
Operating income (loss)	1,615	4,413	(12,823)
Other income (expenses)
Interest income	381	701	421
Interest expense (Note 15)	(4,609)	(5,738)	(2,677)
Financing costs	(190)	(693)	–
Realized gain on investments – derivative instruments	5,507	395	–
Unrealized gain (loss) on investments – derivative instruments	(1,549)	2,101	–
Foreign exchange loss and other	(1,329)	(157)	(158)
	(1,789)	(3,391)	(2,414)
(Loss) income from continuing operations before income taxes	(174)	1,022	(15,237)
Income taxes (Note 16)	1,770	1,394	–
Income (loss) from continuing operations	1,596	2,416	(15,237)
Loss from discontinued operations (Note 24)	–	–	(350)
Net income (loss) and comprehensive income (loss)	$1,596	$2,416	$(15,587)

Basic and diluted net income (loss) per share from:
Continuing operations	$0.01	$0.02	$(0.13)
Discontinued operations	–	–	(0.00)
	$0.01	$0.02	$(0.13)
Basic weighted-average number of shares outstanding	185,059	145,645	123,621
Diluted weighted-average number of shares outstanding (Note 17)	212,139	146,428	123,621

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Equity
			Component
			of
	Number of	Share	Convertible	Note	Contributed
	Shares	Capital	Debentures	Warrants	Surplus	Deficit	Total
(U.S. dollars and shares in thousands)

Balance, December 31, 2005	107,456	$148,526	$1,809	$781	$10,561	$(129,236)	$32,441

Units issued for cash (Note 14(c)(i))	11,650	3,488	–	–	–	–	3,488
Shares issued for 2005 stock-based compensation (Note 14(c)(ii))	2,290	955	–	–	–	–	955
Reduction of exercise price of Note Warrants	–	–	–	305	–	–	305
Note warrants exercised	600	264	–	(24)	–	–	240
Shares issued for services (Note 14(c)(iii))	1,325	668	–	–	–	–	668
Flow-through units issued for cash (Note 14(c)(iv))	2,222	746	–	–	27	–	773
Units issued for cash (Note 14(c)(v))	16,688	4,357	–	–	156	–	4,513
Options exercised	50	25	–	–	(5)	–	20
Stock-based compensation	–	–	–	–	427	–	427
Net loss	–	–	–	–	–	(15,587)	(15,587)
Balance, December 31, 2006	142,282	159,029	1,809	1,062	11,166	(144,823)	28,243
Change in accounting policy (Note 3(e))	–	–	–	–	–	(265)	(265)
Balance (as adjusted) January 1, 2007	142,282	159,029	1,809	1,062	11,166	(145,088)	27,978

Shares issued for services	120	52	–	–	–	–	52
Shares issued for Huizopa settlement (Note 14 (b)(i))	1,000	540	–	–	–	–	540
Shares issued for Black Fox mineral rights (Note 14(b)(ii))	1,058	527	–	–	–	–	527
Flow-through shares issued for cash and related compensation warrants (Note 14(b)(iii))	7,455	3,857	–	–	58	–	3,915
Income tax benefits renounced to shareholders of flow-through units issued in 2006	–	(234)	–	–	–	–	(234)
Equity component of convertible debentures (Note 11)	–	–	2,292	–	–	–	2,292
Note warrants (Note 11)	–	–	–	2,292	–	–	2,292
Debenture compensation warrants (Note 11)	–	–	–	–	467	–	467
Note warrants exercised	3,934	2,506	–	(1,062)	129	–	1,573
Conversion of debentures (Note 11)	400	147	(54)	–	–	–	93
Redemption of debentures	–	–	(1,809)	–	1,809	–	–
Stock-based compensation	–	–	–	–	962	–	962
Net income and comprehensive income	–	–	–	–	–	2,416	2,416
Balance, December 31, 2007	156,248	166,424	2,238	2,292	14,591	(142,672)	42,873
Shares issued for services (Note 14(a)(i))	650	351	–	–	–	–	351
Units issued for cash and related compensation warrants (Note 14(a)(ii))	40,806	14,885	–	–	3,247	–	18,132
Flow-through shares issued for cash and related compensation warrants (Note 14(a)(iii and vi)	20,000	8,028	–	–	104	–	8,132
Warrants issued for services (Note 14(a)(iv))	–	–	–	–	2,907	–	2,907
Warrants exercised (Note 14(a)(vii))	3,272	1,463	–	(58)	(1)	–	1,404
Conversion of debentures (Note 14(a)(vii))	1,884	834	(251)	–	–	–	583
Income tax benefits renounced in connection with issuance of flow-through shares	–	(3,058)	–	–	–	–	(3,058)
Stock-based compensation	–	–	–	–	835	–	835
Net income and comprehensive income	–	–	–	–	–	1,596	1,596
Balance, December 31, 2008	222,860	$188,927	$1,987	$2,234	$21,683	$(141,076)	$73,755

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands of U.S. dollars)
Operating Activities
Net income (loss) for the year	$1,596	$2,416	$(15,587)
Items not affecting cash:
Depreciation and amortization	1,565	1,380	1,647
Amortization of deferred stripping costs	3,735	2,001	–
Amortization of deferred financing costs	–	–	319
Financing costs	–	174	–
Loss from discontinued operations	–	–	350
Reduction in exercise price of warrants	–	–	305
Stock-based compensation	835	962	427
Shares issued for services and settlement of claims	–	592	668
Accretion expense – accrued site closure costs	718	507	948
Accretion expense – convertible debentures	3,986	4,533	2,117
Interest paid on convertible debentures	(1,016)	(1,016)	(1,058)
Net change in value of derivative instruments	(3,958)	(2,496)	–
Amortization of deferred gain	(1,959)	(1,239)	–
Foreign exchange loss and other	1,283	174	87
Income taxes	(1,893)	(1,394)	–
Net change in non-cash operating working capital items (Note 21)	(3,550)	891	(1,482)
Discontinued operations	–	–	(350)
Net cash provided by (used in) operating activities	1,342	7,485	(11,609)

Investing Activities
Property, plant and equipment expenditures	(32,510)	(8,281)	(5,417)
Purchase of long-term investments	–	(1,500)	–
Proceeds from sale of derivative instruments	5,507	395	–
Deferred stripping costs	–	(6,787)	–
Proceeds from disposal of property, plant and equipment	–	–	92
Restricted cash, restricted certificates of deposit, and other long-term assets	(14,333)	(3,110)	9,007
Net cash (used in) provided by investing activities	(41,336)	(19,283)	3,682

Financing Activities
Proceeds on issuance of shares and warrants	26,263	3,954	8,773
Proceeds from exercise of warrants and options	1,404	1,573	260
Proceeds on issuance of convertible debentures and note warrants, net	–	8,062	–
Proceeds from notes payable and other current debt	22,153	9,250	–
Repayment of convertible debentures	–	(8,731)	–
Repayments of notes payable	(10,339)	(3,692)	(1,357)
Funding by joint venture partner, Elkhorn Tunnels, LLC	–	1,865	4,635
Net cash provided by financing activities	39,481	12,281	12,311

Effect of exchange rate changes on cash and cash equivalents	(1,242)	(143)	1

Net (decrease) increase in cash and cash equivalents	(1,755)	340	4,385
Cash and cash equivalents, beginning of year	4,852	4,512	127
Cash and cash equivalents, end of year (Note 21)	$3,097	$4,852	$4,512

Supplemental cash flow information
Interest paid	$1,695	$1,973	$1,299
Income taxes paid	$95	$–	$–

See Note 21 for additional supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements
Years ended December 31, 2008, 2007 and 2006
(Stated in U.S. dollars; tabular amounts in thousands)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Montana Tunnels joint venture (Note 5).  The Company’s ability to continue as a going concern is dependent on its ability to (1) continue to issue debt and/or equity securities, (2) generate cash flow from the Black Fox mine, and/or (3) generate cash flow from the Montana Tunnels joint venture.

As of December 31, 2008, the Company has a working capital deficiency of $18.9 million and an accumulated deficit of $141.1 million.  In addition, as at December 31, 2008, the Company held cash and cash equivalents of $3.1 million, had unexpended flow-through share funds of $3.8 million, had current debt obligations of $24.0 million consisting of (1) the current portion of the outstanding principal of the Series 2007-A convertible debentures of $3.1 million due in February 2009, (2) $15 million for a bridge facility entered into on December 10, 2008 (Notes 10(c) and 26(c)) due on June 30, 2009, (3) $2.8 million for a debt facility due in installments in March 2009 and June 2009 (Note 10(b)), and (4) $3.1 million for other current debt.  Additionally, as of December 31, 2008, the Company has committed to make capital expenditures of approximately $17.1 million for the development of Black Fox (Note 19(b)) and has committed to post $9.0 million (Cdn$10.9 million) cash for environmental bonding at Black Fox (Note 19(c)).  Based on the current cash balance, expected cash flows of the Montana Tunnels joint venture, utilizing the $70 million financing facility as per the subsequent event Note 26(b), and from the projected cash flows from the Black Fox project which the Company expects to commence production of gold in the second quarter of 2009, the Company expects to have sufficient funds to (1) repay the $24.0 million current debt obligations listed above, (2) fund the capital commitments for the development of Black Fox, (3) repay $15.3 million principal due in 2009 on the $70 million financing facility, and (4) fund corporate expenditures.

If the Company is unable to utilize all of the $70 million financing facility or generate sufficient cash flow from the activities listed above or is otherwise unable to generate cash flow from Black Fox, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development.  The Company is the operator of the Montana Tunnels mine (the “Mine”), which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Mine is an open pit mine and mill located in the State of Montana that produces gold dore and lead-gold and zinc-gold concentrates.  The Company also owns the Diamond Hill mine, which is also located in the State of Montana and is currently under care and maintenance.

Apollo has an advanced-stage development property, the Black Fox development project (the “Black Fox Project”), which is located near Matheson in the Province of Ontario, Canada.  In July 2008, the Company purchased a mill facility, located approximately 19 miles west of the Black Fox mine.

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

The consolidated financial statements of Apollo are prepared by management in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 25, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”).  The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

(a)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structures, as defined by the Accounting Standards Board in Accounting Guideline (“AcG”) 15, “Consolidation of Variable Interest Entities” (“AcG-15”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any VIE’s as at December 31, 2008 and 2007.

The Company’s 50% interest in the joint venture at the Montana Tunnels mine, which is subject to joint control, is consolidated on a proportionate basis whereby the Company includes in these consolidated financial statements its proportionate share of the assets, liabilities, revenues and expenses of the joint venture.

(b)	Measurement uncertainties

The preparation of financial statements in conformity with Canadian GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, deferred stripping, available resources, available operating capital, depreciation and depletion, realized value of inventory, valuation of warrants, stock-based compensation, required reclamation costs, and contingencies and commitments.  These estimates each affect management’s evaluation of asset impairment and the recorded balances of property, plant and equipment, reclamation and site closure costs and the future tax asset valuation allowance.  It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

(c)	Foreign currency transactions and translation

Our functional currency is the US dollar.  Transactions denominated in Canadian dollars have been translated into U.S. dollars at the approximate rate of exchange prevailing at the time of the transaction.  The carrying value of monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the year-end exchange rate.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities were assumed.  Exchange gains and losses are included in operating results.

(d)	Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits.  The original maturity dates of term deposits are not in excess of 90 days.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Financial Instruments

The Company classifies all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities.  Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost.  Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income.  Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations.  Debt transaction costs are expensed as incurred.  Equity transaction costs are recorded in equity.

The Company has designated its cash and cash equivalents as held-for-trading, which are measured at fair value.  Derivative instruments are classified as held for trading, which are measured at fair value.  Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost.  Long-term investments which is comprised of auction rate securities held by the Company (Note 6), restricted cash, and restricted certificates of deposit are classified as available for sale, and are measured at fair value.  Accounts payable and accrued liabilities, property and mining taxes payable, convertible debentures, and notes payable and other current debt are classified as other liabilities, which are measured at amortized cost.

On January 1, 2007, the Company adopted a policy to expense debt financing costs when they are incurred and as a result the Company recorded a non-cash adjustment to increase opening deficit by $0.3 million to eliminate the opening balance of deferred financing costs that were capitalized and amortized under the Company’s previous accounting policy.

(f)	Long-term investments

The Company accounts for its investments in auction rate securities as available-for-sale securities (see Note 3(e)).  The Company has recorded an other than temporary impairment on its auction rate securities in the consolidated statement of operations of $0.39 million and $0.03 million during the years ended December 31, 2008 and 2007, respectively, and as such, no amounts have been recorded in other comprehensive income.

(g)	Inventories

Metals inventories (concentrate and dore) are stated at the lower of weighted-average production cost and net realizable value determined by using the first-in, first-out method.  Production costs for metals inventories include direct production costs and attributable overhead and depreciation incurred to bring the materials to its current point in the processing cycle.  Ore stockpiles represent ore that has been mined and is available for further processing.  Work-in-process inventories, including ore stockpiles, are valued at the lower of average production cost and net realizable value.  Materials and supplies are valued at the lower of average direct cost of acquisition and net realizable value.

General and administrative costs for corporate offices are not included in any inventories.  Net realizable value represents that value that can be realized upon sale of the inventory in question, less a reasonable allowance for further processing and sales costs, where applicable.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(j)	Stripping costs

Stripping costs incurred during the production phase of a mine are variable production costs that are included in the costs of the inventory produced during the period that the stripping costs are incurred.  EIC-160, Stripping Costs Incurred in the Production Phase of a Mining Operation, requires stripping costs that represent a betterment to the mineral property to be capitalized and amortized in a rational and systematic manner over the reserves that directly benefit from the specific stripping activity.  Deferred stripping costs are amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.  The following represents a reconciliation of the Company’s opening and closing balances for production phase deferred stripping costs:

Balance, December 31, 2006	$–
Capitalized stripping costs	6,788
Amortization	(2,001)
Balance, December 31, 2007	4,787
Amortization	(3,735)
Balance, December 31, 2008	$1,052

(k)	Exploration expenditures

Exploration expenditures are expensed as incurred during the reporting period.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Property evaluations

The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment at least annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annually, or if the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) and corresponding co-product credits along with estimated future metals prices and estimated operating and capital costs. The inclusion of mineral resources is based on various factors, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the mineral resources are commercially recoverable. If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value, determined using discounted cash flows, and the write-off charged to earnings in the current period.

(m)	Derivative instruments

Historically, Apollo’s policy has been to provide shareholders with leverage to changes in the gold price by selling our gold production at market prices.  We have, however, entered into derivative contracts to protect the selling price for certain anticipated gold, silver, lead and zinc production (see Note 10(b) and Note 26(b)).

The Company has not applied hedge accounting to these transactions.  As a result, the Company accounts for these contracts as investments and records the changes in unrealized gains and losses in the statement of income each period.  These changes can be significant.  The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date.

(n)	Reclamation and closure costs

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

(o)	Revenue recognition

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

(p)	Stock incentive plans

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Income taxes

The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the substantively enacted income tax rates at each balance sheet date.  Future income tax assets also result from unused loss carryforwards and other deductions.  The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount.  Although the Company has tax loss carryforwards (see Note 16), there is uncertainty as to utilization prior to their expiry.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

(r)	Income (loss) per share

The basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year.  The fully diluted income (loss) per share reflects the potential dilution of common share equivalents, such as outstanding stock options, share purchase warrants and convertible debentures, in the weighted average number of common shares outstanding during the year, if dilutive.  For this purpose, the “treasury stock method” and “if converted method”, as applicable, are used for the assumed proceeds upon the exercise of stock options, warrants and convertible debentures that are used to purchase common shares at the average market price of the common share during the year.

(s)	Changes in accounting pronouncements

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

Effective January 1, 2008, the Company adopted Handbook Section 3031 – Inventories, which replaces the former Section 3030 – Inventories.  Section 3031 establishes standards for the measurement and disclosure of inventories, including the measurement of inventories at the lower of cost and net realizable value, consistent use of either first-in, first-out (FIFO) or weighted average cost formulas and the reversal of inventory write-downs previously recognized.  The Company has applied the new standard retrospectively, without restatement.  The adoption of Section 3031 on January 1, 2008, did not have a material impact on the Company’s financial condition, operating results, or the opening balance of Inventories.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(t)	Recent accounting pronouncements

Effective January 1, 2009, the Company will adopt Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Concurrent with the introduction of this standard, the CICA restricted the application of EIC 27, Revenues and Expenditures in the Pre-operating Period (“EIC 27”).  The Company is evaluating the impact of the adoption of this new Section on its consolidated financial statements.

During January 2009, the CICA issued Handbook Sections 1582, Business Combinations (“Section 1582”), 1601, Consolidated Financial Statements (“Section 1601”) and 1602, Non-controlling Interests (“Section 1602”) which replaces CICA Handbook Sections 1581, Business Combinations, and 1600, Consolidated Financial Statements.  Section 1582 establishes standards for the accounting for business combinations that is equivalent to the business combination accounting standard under International Financial Standards (“IFRS”).  Section 1582 is applicable for the Company’s business combinations with acquisition dates on or after January 1, 2011.  Early adoption of this Section is permitted.  Section 1601 together with Section 1602 establishes standards for the preparation of consolidated financial statements.  Section 1601 is applicable for the Company’s interim and annual consolidated financial statements for its fiscal year beginning January 1, 2011.  Early adoption of this Section is permitted.  If the Company chooses to early adopt any one of these Sections, the other two sections must also be adopted at the same time.  The Company is evaluating the impact of the adoption of these new Sections on its consolidated statements.

4.	PURCHASE OF THE STOCK MILL COMPLEX FROM ST ANDREW

On July 28, 2008, the Company completed the purchase of the Stock Mill Complex (the “Purchase”) from St Andrew Goldfields Ltd. (“St Andrew”), a significant shareholder of the Company at that time, for a purchase price of $19.9 million cash (Cdn$20.1 million).  The Stock Mill Complex was renamed Black Fox Mill Complex (“Mill Complex”) by the Company.  The Mill Complex includes a mill and related land, equipment, infrastructure, laboratory and tailings facilities, located near Timmins, Ontario.  The Company intends to use the Mill Complex to process ore mined at the Black Fox Mine, which is approximately 30 kilometers from the Mill Complex.  In connection with the acquisition of the Mill Complex, Apollo agreed to assume certain contractual liabilities of St Andrew and environmental liabilities relating to events after the closing of the acquisition and is required to refund St Andrew its bonding commitment for the Mill Complex in the amount of approximately $1.1 million  (Cdn$1.2 million) by July 28, 2009.  As of July 28 and December 31, 2008, St Andrew held approximately 30.6 million and 19.1 million common shares of the Company, respectively (14.0% and 8.6% of the outstanding common shares, respectively).

The  Purchase has been accounted for as a purchase of assets and assumption of liabilities of the Mill Complex.  The allocation of the purchase consideration is as follows:

Cash paid to St Andrew (Cdn$20.1 million)	$19,870
Transaction costs, including $0.35 million fair value of common shares issued (Note 14(a)(i))	1,039
Purchase consideration	$20,909

Net assets acquired
Property, plant and equipment	$22,566
Accrued site closure costs	(1,210)
Future income tax liability	(447)
$20,909

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

5.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS

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

Elkhorn received 55% and Apollo received 45% of the positive free cash flow, as defined in the JV agreement, from the Mine until July 8, 2008 when Elkhorn had received cash flow of $13 million (at which time Apollo had received $10.6 million).  Since July 8, 2008, Apollo receives 60% and Elkhorn 40% of the positive free cash flow from the Mine, until both parties have received an equal amount (at which time Apollo and Elkhorn will have each received $17.7 million).  Thereafter, the sharing will be 50/50.  Additionally, Elkhorn was entitled to a 10% interest distribution (reduced from 12% effective April 1, 2007) charged to the joint venture as interest expense (Note 15) on its initial contribution of $13 million until it received cash flow of $13 million on July 8, 2008.  As of December 31, 2008, Elkhorn had received cash flow of $13.9 million from the joint venture and Apollo had received $12.0 million.  These cash flows to Elkhorn and Apollo are included in net cash used in financing activities below but are eliminated in the consolidated cash flow.

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method. As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million. The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.  Amortization of the deferred gain was $2.0 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$12	$306
Other non-cash current assets	5,323	3,190
	5,335	3,496
Property, plant and equipment	7,647	9,167
Deferred stripping costs	1,052	4,787
Restricted certificates of deposit	7,587	5,435
Total assets	$21,621	$22,885

Current liabilities	$4,361	$3,573
Notes payable	–	145
Accrued site closure costs	8,503	8,314
Total liabilities	$12,864	$12,032

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

5.	MONTANA TUNNELS JOINT VENTURE AGREEMENT AND RELATED AGREEMENTS (continued)

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Revenue from sale of minerals	$46,387	$38,474
Direct operating costs	37,559	26,324
Depreciation and amortization	1,465	1,276
Accretion expense – accrued site closure costs	668	460
	39,692	28,060
Operating income	6,695	10,414
Interest income	143	219
Interest expense	(297)	(946)
Income from continuing operations	$6,541	$9,687

Net cash provided by operating activities	$10,485	$12,165
Net cash used in investing activities	$(2,504)	$(10,032)
Net cash used in financing activities	$(8,275)	$(1,763)

(b)	Additional Agreements with Elkhorn Goldfields (“EGI”)

At the same time Apollo entered into the JV Agreement, Apollo also entered into two other agreements with EGI, an affiliate of Elkhorn.  The first agreement is an option agreement pursuant to which EGI was granted an option to purchase Apollo’s Diamond Hill mine for $0.8 million.  The option originally had an exercise term of two years, which was extended one year to July 28, 2009.  The second agreement is a mill operating and option agreement pursuant to which EGI will have the right to have the Company process the ore from EGI’s Elkhorn mine through the 1,000 ton per day Diamond Hill mill which is situated within the Montana Tunnels mill complex.  The milling agreement also provides EGI a two-year option (also extended one year to July 28, 2009) to purchase the Diamond Hill mill for $1.0 million.

6.	FAIR VALUE OF DERIVATIVE INSTRUMENTS AND LONG-TERM INVESTMENTS

The fair value of the Company’s derivative instruments (see Note 10(b)), which are comprised of gold, silver and lead contracts, are $0.6 million and $2.1 million as of December 31, 2008 and December 31, 2007, respectively.  The cost basis of these instruments at December 31, 2008 and December 31, 2007 is $nil and $nil, as a result, unrealized gains on these instruments as of December 31, 2008 and December 31, 2007, are $0.6 million and $2.1 million, respectively.

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  During the year ended December 31, 2008, there were no purchases, sales, or settlements of these ARS.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange loss and other in the consolidated statement of operations, of $0.39 million and $0.03 million for the years ended December 31, 2008 and 2007, respectively, and as such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at December 31, 2008 are $1.1 million. See Note 18(d).  The ARS are pledged as collateral for a $0.9 million margin loan.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

7.	INVENTORIES

Inventories consist of:

	2008	2007
Concentrate inventory	$373	$341
Doré inventory	21	56
Stockpiled ore inventory	2,983	749
Materials and supplies	777	1,023
	$4,154	$2,169

Expenses related to the write down of the carrying value of inventories to net realizable value was $1.4 million, $nil and $nil for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31 are as follows:

	2008			2007
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Mine assets
Building, plant and equipment	$37,504	$4,418	$33,086	$6,955	$3,423	$3,532
Mining properties and development costs	57,353	2,721	54,632	38,758	2,075	36,683
	94,857	7,139	87,718	45,713	5,498	40,215
Mineral rights	8,163	–	8,163	8,163	–	8,163
Total property, plant and equipment	$103,020	$7,139	$95,881	$53,876	$5,498	$48,378
Leased assets included above in Building, plant and equipment	$3,307	$797	$2,510	$1,857	$472	$1,385

9.	RESTRICTED CASH AND RESTRICTED CERTIFICATES OF DEPOSIT

As at December 31 restricted cash and restricted certificates of deposit are as follows:

	2008	2007
Restricted cash, current – Debt covenants (a)	$10,000	$1,000
Restricted certificates of deposit, non-current
Site closure obligations – Montana Tunnels (b)	7,587	6,057
Site closure obligations – Black Fox and other (c)	4,443	658
	$12,030	$6,715

(a)	Debt Covenants

The restricted cash – debt covenants represents $9.0 million cash on deposit designated as partial security for the bridge facility (Note 10(c)) and $1.0 million cash on deposit designated as partial security for the credit facility (Note 10(b)).  As of December 31, 2008, the $9.0 million deposit could only be used for the development of Black Fox once the Company had satisfied certain conditions set out in the bridge facility agreement.  In February 2009, the Company satisfied the conditions and withdrew the balance of the bridge facility of $9.0 million.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

9.           RESTRICTED CASH AND RESTRICTED CERTIFICATES OF DEPOSIT (continued)

(b)	Site Closure Obligation – Montana Tunnels

The restricted certificates of deposit represents cash that has been placed in trust as security to the State of Montana relating to the site closure obligations of the Montana Tunnels mine (see Note 13).

The Company has entered into an agreement with a surety company to complete the bonding requirements at MTMI.  The surety company committed to an approximate $15 million 15-year term bonding (Apollo share is $7.5 million) facility which is not cancelable, unless MTMI fails to meet its requirements under the arrangement.  The agreement obligated MTMI to make monthly payments until the balance in the trust account is equal to the penal sum of the bond.  At December 31, 2008, the balance of $15 million in the trust account equaled the penal sum of the bond (Apollo share is $7.5 million) (2007 – $10.9 million, Apollo share was $5.4 million).

(c)	Site Closure Obligation – Black Fox

The bonding requirements for the closure obligations for the Black Fox mine and mill sites have been agreed with the Ontario Ministry of Northern Development and Mines (“MNDM”) (Note 19(c)).  The restricted certificates of deposits represent Cdn$4.65 million pledged to the MNDM as of December 31, 2008 (2007 – Cdn$0.65 million).

10.	NOTES PAYABLE AND OTHER CURRENT DEBT

(a)	Notes Payable

The notes payable are secured by certain machinery and equipment and bear interest at various effective interest rates between 5.7% and 16.4% (2007 – 5.7% and 28.2%).  Notes payable and the credit and bridge facilities described below are repayable as follows at December 31, 2008:

	Notes Payable	Credit and Bridge Facilities	Total
2009	$2,787	$17,849	$20,636
2010	489	–	489
2011	481	–	481
2012	42	–	42
Total	3,799	17,849	21,648
Less current portion	(2,787)	(17,849)	(20,636)
Long-term portion	$1,012	$–	$1,012

(b)	Credit Facility and Related Derivative Contracts

On July 1, 2008, the Company entered into a $5.15 million extension of an existing credit facility (the “Credit Facility Extension”).  The Credit Facility Extension, which was fully drawn on July 1, 2008, matures on June 30, 2009 and bears interest at LIBOR plus 2.0%, and is repayable in three quarterly payments beginning December 31, 2008.  The lender received a $0.1 million arrangement fee and 650,000 common shares of the Company.  The loan is secured by all of the assets of Montana Tunnels Mining, Inc. and the Black Fox property.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

10.	NOTES PAYABLE AND OTHER CURRENT DEBT (continued)

The Credit Facility Extension agreement required the Company to use proceeds from the loan as follows: (i) first, to make a down payment of $3.9 million (Cdn$4.0 million) for the purchase of the Mill Complex (see Note 4) and the $0.1 million arrangement fee, and (ii) second, for general working capital purposes.

As a requirement of the Credit Facility Extension, the Company entered into certain option contracts to buy and sell gold, silver, lead and zinc, which equates to approximately 50% of Apollo’s share of expected metal production from the Montana Tunnels Mine in the fourth quarter of 2008 and the first quarter of 2009.  The option contracts are in the form of a no premium collar (buy a put, sell a call) at the following prices:

	Amount	Put	Call
Gold	5,973 ounces	$800 per ounce	$1,075 per ounce
Silver	50,238 ounces	$16.25 per ounce	$18.80 per ounce
Lead	2,262,000 lbs	$0.775 per lb	$0.835 per lb
Zinc	6,138,000 lbs	$0.80 per lb	$0.943 per lb

The Company did not apply hedge accounting to this transaction.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the statement of income each period.  The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date (see Note 6).

On October 23, 2008, the Company closed a portion of its outstanding derivative contracts early for proceeds of $2.01 million and repaid principal of $1.95 million on the Credit Facility Extension.  As of December 31, 2008, Apollo owed $2.76 million under the Credit Facility Extension. This transaction did not affect any other terms of the Credit Facility Extension.  As of December 31, 2008, Apollo had the following outstanding put and call contracts, which are in the form of a no premium collar (buy a put, sell a call) at the following prices:

	Amount	Put	Call
Gold	2,931 ounces	$800 per ounce	$1,075 per ounce
Silver	24,786 ounces	$16.25 per ounce	$18.80 per ounce
Lead	1,117,428 lbs	$0.775 per lb	$0.835 per lb

These contracts mature in three equal amounts at the end of January, February and March 2009.  The January and February 2009 contracts matured for combined net proceeds of $0.3 million.

(c)	Bridge Facility

On December 10, 2008, the Company entered into a $15 million bridge financing facility (the “Bridge Facility”) relating to the development of the Black Fox Project.

The Bridge Facility matures on June 30, 2009.  Under the Bridge Facility, the Company retains the right to elect not to pay accrued and unpaid interest, in which case the counter-parties (two separate banks each with a 50% interest in the Bridge Facility) may elect to convert its pro rata share of such amount of interest into common shares of the Company at a conversion rate based on the then prevailing market price of the common shares or, if the counter-party does not elect to so convert such amount of interest into common shares, the amount of interest will be capitalized and bear interest thereafter.  The Bridge Facility was subject to an arrangement fee of 5% and bears interest at LIBOR plus 10% per annum, equal to approximately 12% per annum as of the date of the arrangement. In addition, the counter-parties received 42,614,254 warrants, each warrant entitling the holder to purchase one common share at a price of Cdn$0.221 per common share and exercisable for a four year period.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

10.	NOTES PAYABLE AND OTHER CURRENT DEBT (continued)

The Bridge Facility is secured by substantially all of the Company’s assets, including the Black Fox Project and the stock of the consolidated subsidiaries of the Company.  See Note 26(c) for discussion of the repayment of the Bridge Facility.

11.	CONVERTIBLE DEBENTURES

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“2007 Debentures”).  Each $1,000 of principal amount of 2007 Debentures included 2,000 common share purchase warrants (“2007 Debenture Warrants”).  The 2007 Debentures mature on February 23, 2009 and bear interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008.  During 2007 and 2008, $0.2 million and $0.7 million principal amount, respectively, of 2007 Debentures were converted.  See Note 26(a) for a discussion of the repayment of a portion of the 2007 Debentures and the restructuring of the terms of the remaining 2007 Debentures.

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

Over their two-year term, the 2007 Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on the effective interest method.  For the year ended December 31, 2008, the Company recorded accretion expense of $3.9 million (2007 - $2.5 million) related to the 2007 Debentures, which is included in interest expense.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for all U.S. employees.  Employee benefits under the plan are limited by federal regulations.  All U.S. employees are eligible to participate on their date of hire.  The Company currently matches 50% of the first 6% invested beginning three months after hire date.  The vesting schedule is typically two years.

The amounts charged to earnings for the Company’s defined contribution plan totaled $94,000, $88,000, and $10,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	ACCRUED SITE CLOSURE COSTS

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

At December 31, 2008, the accrued site closure liabilities amounted to $10.6 million (2007 – $9.4 million).  The liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property which in aggregate are valued at approximately $10.6 million.

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

The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2006	$7,135
Accretion	507
Increase in reclamation assets	1,800
Balance, December 31, 2007	9,442
Additions, changes in estimates and other	(807)
Acquisition of Black Fox mill (Note 4)	1,210
Accretion	718
Balance, December 31, 2008	$10,563

As of December 31, 2008, the total, undiscounted amount of the estimated future obligations associated with the retirement of the Company’s properties is estimated to be $16.4 million.  The $10.6 million (2007 – $9.4 million) fair value of these obligations was determined using credit adjusted risk-free discount rates ranging from 7.5% to 13.0% and expected payment of obligations over twelve years.

14.	SHARE CAPITAL

(a)	Shares Issued in 2008

(i)           On July 1, 2008, the Company issued 650,000 common shares of the Company valued at $0.4 million, or $0.54 per common share in connection with the $5.15 million Credit Facility Extension.  See Note 10(b).

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

(ii)           On July 24, 2008, the Company issued 40,806,500 equity units at a price of Cdn$0.50 per unit (US$0.495 per unit for purchasers residing in the United States), for total gross proceeds of $20.0 million (Cdn$20.2 million).  Net proceeds to the Company, after agency fees and other expenses, were approximately $18.1 million (Cdn$18.6 million).  Each unit is comprised of one common share and one-half of one common share purchase warrant, with each whole warrant (the “Unit Warrants”) exercisable into one common share at a price of Cdn$0.65 per share for 36 months, expiring on July 24, 2011.  The Unit Warrants were assigned a fair value of $2.7 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 74%, an expected life of the warrants of three years, and an annual risk-free rate of 3.4%.

The net proceeds of the offering were used to fund the Company’s acquisition of the Mill Complex (see Note 4), the development of the Black Fox Project and for working capital and general corporate purposes.

The agents received the following compensation in consideration for their services: (1) a cash fee equal to Cdn$1.3 million or 6.5% of the gross proceeds of the offering; and (2) a non-transferable option to acquire up to 2,448,390 units (the “Agents’ Units”) at a price per unit of Cdn$0.60, which number of units is equal to 6% of the total number of units sold in the offering (the “Agents’ Compensation Option”).  The Agents’ Compensation Option will be exercisable from January 20, 2009 to July 24, 2012.  Each Agents’ Unit will be comprised of one common share and one-half of one common share purchase warrant (“Agents’ Warrant”), each whole Agents’ Warrant included in the Agents’ Unit entitling the Agent holding such warrant to purchase one common share of the Company at an exercise price of $0.53 (Cdn$0.78) from January 20, 2009 to July 24, 2012.  The Agents’ Units were fair valued at $0.4 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 74%, an expected life of the warrants of four years, and an annual risk-free rate of 3.4%.

(iii)           On August 21, 2008, the Company completed an offering of 17,000,000 flow-through common shares of the Company at Cdn$0.50 per common share for net proceeds of $7.5 million (Cdn$7.8 million) and fair value of broker compensation warrants of $0.1 million.  In connection with this offering, 1,020,000 broker compensation warrants were issued to the agent.  Each broker compensation warrant is immediately exercisable at $0.41 (Cdn$0.50) per common share of the Company and expires on February 21, 2010.  The broker compensation warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 58%, an expected life of the warrants of 1.5 years, and an annual risk-free rate of 2.8%.

(iv)           On December 10, 2008, the Company issued 42,614,254 compensation warrants in connection with the $15.0 million Bridge Facility (Note 10(c)).  Each compensation warrant is immediately exercisable at $0.181 (Cdn$0.221) per common share of the Company and expires on December 10, 2012.  These compensation warrants were fair valued at $2.9 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 79%, an expected life of the warrants of 4.0 years, and an annual risk-free rate of 2.0%.

(v)           On December 10, 2008, the exercise price of 7,499,999 warrants issued in connection with a unit offering completed on November 8, 2006 (Note 14(c)(v)) (the “2006 Unit Warrants”) was reduced to $0.176 from $0.50 as a result of the certain anti-dilution provisions of those warrants.  The issuance of the compensation warrants described in the above paragraph (iv) at Cdn$0.221 per warrant constituted a “Dilutive Issuance” under the terms of the 2006 Unit Warrants and therefore the exercise price of the 2006 Unit Warrants were reduced to $0.176 based on the December 10, 2008 noon exchange rate of $0.7964 reported by the Bank of Canada.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

(vi)           On December 31, 2008, the Company completed an offering of 3,000,000 flow-through common shares of the Company at $0.25 (Cdn$0.30) per common share for net proceeds of $0.7 million (Cdn$0.8 million) and fair value of broker compensation warrants of $0.02 million.  In connection with this offering, 255,000 broker compensation warrants were issued to the agent.  Each broker compensation warrant is immediately exercisable at $0.25 (Cdn$0.30) per common share of the Company and expires on December 31, 2010.  The broker compensation warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 82%, an expected life of the warrants of 2.0 years, and an annual risk-free rate of 1.1%.

(vii)           During 2008, there were (i) 3,271,834 shares issued upon exercise of warrants for proceeds of $1.4 million and (ii) 1,883,800 shares issued upon conversion of $0.9 million face value of February 2007 Series-A convertible debentures.

(b)	Shares Issued in 2007

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

(c)	Shares Issued in 2006

(i)           On January 26, 2006, the Company completed a private placement of 11,650,000 units at Cdn$0.35 per unit for gross proceeds of $3.5 million.  Each unit consists of one common share of the Company and 0.17167 of a warrant for a total of 2,000,000 warrants, with each whole warrant exercisable for two years at Cdn$0.39 for one common share of the Company.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

(v)           On November 8, 2006, the Company completed an offering of approximately 16.7 million units of the Company at $0.30 per unit for net proceeds of approximately $4.5 million and fair value of placement agents’ warrants of $0.2 million.  Each unit sold in the offering consists of one common share and one-half of one share purchase warrant, with each whole warrant exercisable into one common share of the Company for a period of three years after closing at an exercise price of $0.50.  The warrants contain provisions that provide that the exercise price of the warrants will be reduced under certain circumstances.  In connection with this offering, approximately 1,168,174 million placement agents’ warrants were issued with the same terms as described above.  The placement agents’ warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 85%, an expected life of the warrants of three years, and an annual risk-free rate of 4.0%.

(d)	Common Share Purchase Warrants

The following summarizes outstanding warrants to purchase common shares of the Company as at December 31, 2008:

Date Issued	Number of Warrants and of Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	7,499,999	0.176	November 8, 2009
November 8, 2006	1,178,944	0.50	November 8, 2009
February 23, 2007	17,933,200	0.50	February 23, 2009 (1)
	26,612,143
		Exercisable in Cdn$
October 31, 2007	372,727	0.55	April 30, 2009
July 24, 2008	20,403,250	0.65	July 24, 2011
August 21, 2008	1,020,000	0.50	February 21, 2010
December 10, 2008	42,614,254	0.221	December 10, 2012
December 31, 2008	255,000	0.30	December 31, 2010
	64,665,231
	91,277,374

(1)  On February 19, 2009, 8,580,000 of these warrants were extended to March 4, 2010 and the exercise price was reduced to $0.25 (See Note 26(a)).  The remaining 9,353,200 warrants expired unexercised on February 23, 2009.

In addition, 2,448,390 Agents’ Units are outstanding which were issued on July 24, 2008.  Each Agents’ Unit is exercisable at Cdn$0.60 for four years into one common share of the Company and one-half of one Agents’ Warrant, with each whole Agents’ Warrant exercisable into one common share of the Company at Cdn$0.78.  The Agent’s Units and Agents’ Warrants expire on July 24, 2012.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

(e)	Options

A summary of information concerning outstanding stock options at December 31, 2008 is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2006	3,874,100	1.15	1,794,582	0.80
Options granted	473,000	0.53	–	–
Options exercised	(50,000)	0.39	–	–
Options expired	(900,000)	1.20	–	–
Options forfeited	(344,200)	1.05	(563,730)	0.80
Balances, December 31, 2007	3,052,900	1.06	1,230,852	0.80
Options granted	3,291,939	0.57	–	–
Options forfeited	(117,336)	0.72	–	–
Options expired	–	–	(1,230,852)	0.80
Balances, December 31, 2007	6,227,503	0.81	–	–
Options granted	2,228,738	0.66	–	–
Options forfeited	(174,932)	0.61	–	–
Balances, December 31, 2008	8,281,309	$0.77	–	$–

(i)           Fixed stock option plan

The Company has a fixed stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company at a price based on the trading price of the Common Shares one trading day preceding the date of grant.  Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors.  The Company is authorized to issue a maximum of 12,139,686 fixed stock options.  As at December 31, 2008 an aggregate of 3,858,377 fixed stock options were available for future grants of awards under the plan.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2008:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
100,000	September 1, 2011	$0.46	2.7	100,000	$0.46
677,300	February 18, 2013	2.24	4.1	677,300	2.24
260,000	March 10, 2014	2.05	5.2	260,000	2.05
25,000	May 19, 2014	1.44	5.4	25,000	1.44
20,200	August 10, 2014	0.95	5.6	20,200	0.95
1,160,500	March 10, 2015	0.65	6.2	1,160,500	0.65
100,000	August 4, 2015	0.27	6.6	100,000	0.27
300,000	December 12, 2015	0.20	7.0	300,000	0.20
125,000	March 28, 2016	0.65	7.2	125,000	0.65
200,000	May 23, 2016	0.53	7.4	200,000	0.53
108,000	August 10, 2016	0.48	7.6	108,000	0.48
40,000	November 9, 2016	0.32	7.9	40,000	0.32
2,940,246	February 6, 2017	0.57	8.1	1,470,123	0.57
49,825	May 23, 2017	0.46	8.6	24,912	0.46
2,098,988	March 27, 2018	0.66	9.2	–	–
21,250	August 12, 2018	0.37	9.6	–	–
55,000	November 11, 2018	0.15	9.9	–	–
8,281,309		$0.77	8.0	4,611,035	$0.89

The aggregate intrinsic value of options outstanding is $13,400 and the aggregate intrinsic value of options currently exercisable is $9,000.  The intrinsic value of options exercised for the year ending December 31, 2006 was $20,000.  There were no options exercised during the years ended December 31, 2008 and 2007.

Stock compensation expense is recognized on a straight-line basis over the vesting period.  Expense recognized for the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.0 million, and $0.4 million, respectively.  As at December 31, 2008 there was $0.4 million of total unrecognized compensation cost related to unvested options, which will be amortized over their remaining vesting period of 1.9 years.

(f)	Stock-based Compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2008	2007	2006
Risk-free interest rate	2.9%	4.0%	4.1%
Dividend yield	0%	0%	0%
Volatility	67%	71%	89%
Expected life in years	6	6	6
Weighted average grant-date fair value of stock options	$0.40	$0.37	$0.40

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

14.	SHARE CAPITAL (continued)

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

15.	INTEREST EXPENSE

For the years ended December 31, interest expense consists of:

	2008	2007	2006
Accretion on convertible debentures	$3,986	$4,533	$2,117
Amortization of deferred financing costs	–	–	319
Interest related to Montana Tunnels joint venture agreement (Note 5)	102	711	–
Capital leases and other	521	494	241
	$4,609	$5,738	$2,677

16.	INCOME TAXES

The Company recorded a tax benefit of $1.8 million for the year ended December 31, 2008, which includes a $1.9 million benefit for the issuance of flow-through shares and an income tax expense of $0.1 million for alternative minimum taxes resulting from U.S. operations, but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.  The Company recorded a tax benefit of $1.4 million for the year ended December 31, 2007, due to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.  The Company did not record a provision or benefit for income taxes for the year ended December 31, 2006, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

16.	INCOME TAXES (continued)

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the (income) loss before tax provision due to the following:

	2008	2007	2006
Statutory tax rate	30.67%	33.12%	33.12%
Provision for (recovery of) income taxes computed at standard rates	$(53)	$338	$(5,046)
Differences due to foreign tax rates	1,026	37	(718)
Flow through share recovery	(1,893)	(1,394)	–
Change in valuation allowance	(6,425)	(880)	(1,138)
Permanent differences and other	5,575	505	6,902
	$(1,770)	$(1,394)	$–

The tax effects of temporary differences that would give rise to significant portions of the future tax assets and future tax liabilities at December 31, were as follows:

	2008	2007
Future income tax assets
Net operating losses carried forward	$46,536	$51,239
Exploration and development expenses	(2,275)	(505)
Property, plant and equipment	169	1,003
Accrued site closure costs	4,246	3,492
Issuance of flow-through shares	–	1,165
Other	3,029	2,902
	51,705	59,296
Less: Valuation allowance	(51,705)	(58,131)
Net future income tax asset	$–	$1,165

Net future income tax liabilities: Accumulated cost base differences on assets	$447	$–

Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations.  The Company has placed a full valuation allowance on its excess tax assets due to a lack of past taxable profits.  It does not believe significant income tax obligations will occur in the near future.  At December 31, 2008, the Company has the following unused tax losses available for tax carryforward purposes:

Country	Amount	Expiry
Canada	$25,871	2009-2028
United States	106,622	2011-2028

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

17.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options and of conversion of convertible debentures by applying the treasury stock method.

Earnings used in determining EPS are presented below for the years ended December 31.

	2008	2007	2006
Net income (loss)	$1,596	$2,416	$(15,587)
Weighted average number of shares, basic	185,058,717	145,645,178	123,621,267
Dilutive securities:
Options	249,457	245,940	–
Warrants	26,831,056	536,852	–
Weighted average number of shares, diluted	212,139,230	146,427,970	123,621,267
Basic and diluted earnings (loss) per share	$0.01	$0.02	$(0.13)

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	51,121,570	34,886,993	19,975,138
Average exercise price of OWNI	$0.59	$0.61	$0.75
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	14,876,200	16,760,000	11,641,333
Average conversion price of anti-dilutive convertible securities	$0.50	$0.50	$0.75

Due to a net loss for the year ended December 31, 2006, an additional 8.4 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include market risk, credit risk, liquidity risk, currency risk, interest rate risk and commodity risk.  Where material, these risks are reviewed and monitored by the Board of Directors.

(a)	Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of its debt and equity balance. The Company’s overall strategy remains unchanged from 2007.

The capital structure of the Company consists of notes payable and other current debt, convertible debentures and equity attributable to common shareholders, comprising issued share capital, equity component of convertible debentures, note warrants, contributed surplus and deficit.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

(b)	The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,097	$3,097	$4,852	$4,852
Derivative instruments	552	552	2,101	2,101
Restricted cash	10,000	10,000	1,000	1,000
Accounts receivable and other	3,134	3,134	1,846	1,846
Long-term investments	1,081	1,081	1,467	1,467
Accounts payable	13,827	13,827	2,748	2,748
Accrued liabilities	1,449	1,449	2,940	2,940
Property and mining taxes payable	1,146	1,146	957	957
Notes payable and other liabilities
Current	20,636	20,636	7,617	7,617
Non-current	1,328	1,328	448	448
Convertible debentures	7,927	8,579	5,537	8,380

(c)	Market risk

Gold, lead and zinc prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the political and economic conditions of major gold, lead and zinc producing countries.  The profitability of the Company is directly related to the market price of gold, lead and zinc.

Due to the nature of the precious metals market, the Company is not dependent on a significant customer to provide a market for its refined gold and silver.  However, the Company’s lead-gold and zinc-gold concentrates are subject to a contract with one customer (Note 23) and if the Company had to change the smelters to which these concentrates are shipped, the additional transportation costs could be considerable.  It is possible that the Company could be directly affected by weaknesses in the metals processing business.  The Company periodically monitors the financial condition of its customers. For the year ended December 31, 2008, the sensitivity of the Company’s net income due to a 10% change in gold, lead and zinc prices would have impacted net income by $2.1 million, $0.6 million and $1.3 million, respectively.

(d)	Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company.  The Company’s credit risk is limited to cash and cash equivalents, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities in the ordinary course of business.  Cash and cash equivalents, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities are placed with high-credit quality financial institutions.  The Company sells its metal production exclusively to large international organizations with strong credit ratings.  The balance of trade receivables owed to the Company in the ordinary course of business is not significant.  The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments.  Therefore, the Company is not exposed to significant credit risk.  Overall, the Company’s credit risk has not changed significantly from 2007.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  Other than disclosed in Note 6 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the year ended December 31, 2008.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated Aaa when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  Apollo’s ARS were downgraded to Aa during the second quarter of 2008.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet of cash and cash equivalents, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities.  The Company has one customer (see (c) above) that represents a significant portion of accounts receivable.

The aging of accounts receivable as of December 31, 2008, was as follows:

0-30 Days	31-60 Days	61-90 Days	91-120 Days	Over 120 Days	Total
$2,180	$ 529	$ 53	$ 14	$ 358	$3,134

(e)	Liquidity Risk

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

Trade payables and accrued liabilities are paid in the normal course of business generally according to their terms, which are typically due thirty days or less.  The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.  As at December 31, 2008, the Company is in compliance with its debt covenants.  As of December 31, 2008, the Company held cash and cash equivalents of $3.1 million, had unexpended flow-through share funds of $3.8 million, had current debt obligations of $24.0 million consisting of (1) the current portion of the outstanding principal of the Series 2007-A convertible debentures of $3.1 million due in February 2009, (2) $15 million for a bridge facility entered into on December 10, 2008 (Notes 10(c) and 26(c)) due on June 30, 2009, (3) $2.8 million for a debt facility due in installments in March 2009 and June 2009 (Note 10(b)), and (4) $3.1 million for other current debt.  Additionally, as of December 31, 2008, the Company has committed to make capital expenditures of approximately $17.1 million for the development of Black Fox (Notes 19(b)) and has committed to post $9.0 million (Cdn$10.9 million) cash for environmental bonding at Black Fox (Note 19(c)).  Based on the current cash balance, expected cash flows of the Montana Tunnels joint venture, utilizing the $70 million financing facility as per the subsequent event Note 26(b), and from the projected cash flows from the Black Fox Project which the Company expects to commence production of gold in the second quarter of 2009, the Company expects to have sufficient funds to (1) repay the $24.0 million current debt obligations listed above (2) fund the capital commitments for the development of Black Fox, (3) repay $15.3 million principal due in 2009 on the $70 million financing facility, and (4) fund corporate expenditures.

In the normal course of business, the Company enters into contracts that give rise to commitments for future minimum payments.  The following table summarizes the remaining contractual maturities of the Company’s financial liabilities:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

	Payments Due by Period As of December 31, 2008					As of December 31, 2007
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
Accounts payable, accrued liabilities and property and mining taxes payable	$16,422	$–	$–	$–	$16,422	$6,645
Notes payable and other current debt	20,636	1,012	–	–	21,648	7,776
Convertible debentures	3,148	4,290	–	–	7,438	8,380
Interest on convertible debentures	567	772	–	–	1,339	2,711
Operating lease obligations	394	111	6	–	511	183
Capital expenditures	17,094	–	–	–	17,094	21
	$58,261	$6,185	$6	$–	$64,452	$25,716

(f)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash and cash equivalents, restricted certificates of deposit and accounts payable.  For the year ended December 31, 2008, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.4 million, respectively, for a 10% increase or decrease in the Canadian dollar.

(g)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  The Company’s outstanding borrowings at December 31, 2008 consist of (1) a bridge facility with a balance of $15.1 million, (2) a credit facility with a balance of $2.8 million at December 31, 2008, (3) the Series 2007-A convertible debentures (“the Debentures”) which have an aggregate $7.4 million face value and (4) a margin loan, included within notes payable and other current debt, with a balance of $0.9 million which is secured by auction rate securities (Note 6).  The bridge facility, the credit facility and the margin loan each have a floating interest rate based on LIBOR plus 10.0% for the bridge facility, plus 2.0% for the credit facility and plus 1.25% for the margin loan, and the Debentures have a stated rate of 18% which increased from 12% on February 23, 2008 as part of the original terms.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rate incurred by the Company during the year ended December 31, 2008 on its outstanding borrowings was 8.4%.

For the year ended December 31, 2008, a 1% increase or decrease in floating interest rates would not have had a material impact on the amount of interest expense recorded during those periods.

(h)	Commodity Price Risk

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

On July 1, 2008, in order to meet certain loan criteria of the credit facility mentioned in (e) above, the Company entered into certain option contracts.  See Note 10(b) for details.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (continued)

(i)	Fair Value Estimation

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities.  The Company’s ARS investments (see Note 6) are valued using a probability-weighted discounted cash flow valuation.  The Company’s valuation of the ARS investments considers possible cash flows and probabilities forecasted under certain potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring.  The major inputs included in the valuation are: (i) maximum contractual ARS interest rate, (ii) probability of passing auction/early redemption at each auction, (iii) probability of failing auction at each auction, (iv) probability of default at each auction, (v) severity of default, and (vi) discount rate.  Changes in these assumptions to reasonably possible alternative assumptions would not significantly affect the Company’s results.

The carrying value less impairment provision, if necessary, of cash and cash equivalents, restricted cash, restricted certificates of deposit, long-term investments, trade receivables and trade payables approximate their fair values.  In addition, as the interest rate on the Company’s credit facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

19.	COMMITMENTS AND CONTINGENCIES

(a)	Royalties

The Company’s properties are subject to royalty obligations based on minerals produced from the properties.  The Montana Tunnels (L Pit) and Black Fox Project current reserves are not subject to royalty obligations.  Royalty obligations for the M Pit of Montana Tunnels and Huizopa Project may arise upon mine production.

(b)	Commitments for the Development of Black Fox

As of December 31, 2008, the Company had made certain commitments to lease mining equipment for use at Black Fox and to make certain expenditures for improvements to the milling process at the Mill Complex and the development of the open pit at the Black Fox mine as follows:

Commitments to lease mining equipment	$11,167

Commitments for expenditures to make improvements to the mill at the Mill Complex	$8,321
Commitments for the development of the Black Fox open pit	8,773
$17,094

(c)	Environmental

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

19.	COMMITMENTS AND CONTINGENCIES (continued)

In order to proceed with open pit mining at the Black Fox Project in the fourth quarter of 2008, the Company committed to post $5.6 million (Cdn$6.8 million) on bond, in addition to the $0.5 million (Cdn$0.6 million) already posted in previous years, for the benefit of the MNDM to cover estimated costs of site reclamation.  As of December 31, 2008, $2.5 million (Cdn$3.0 million) had been placed on bond and is included in restricted certificates of deposit.  The remaining amount of $3.1 million (Cdn$3.8 million) is scheduled to be posted as follows: (1) $1.6 million (Cdn$2.0 million) in February 2009 and (2) $1.5 million (Cdn$1.8 million) in May 2009.

In order to proceed with the upgrade of the Mill Complex (Note 4) in the fourth quarter of 2008, the Company committed to post $5.7 million (Cdn$6.9 million) on bond for the benefit of the MNDM to cover estimated costs of site reclamation.  As of December 31, 2008, $0.8 million (Cdn$1.0 million) had been placed on bond and is included in restricted certificates of deposit.  The remaining amount of $4.9 million (Cdn$5.9 million) is scheduled to be posted as follows: (1) $2.1 million (Cdn$2.5 million) in February 2009 and (2) $2.8 million (Cdn$3.4 million) in April 2009.

In addition to the Cdn$6.9 million bond for the Mill Complex discussed in the above paragraph, upon acquisition of the Mill Complex, the Company committed to replace the $1.0 million (Cdn$1.2 million) bond posted by St Andrew by July 28, 2009.  When the existing bond is replaced, the cash on deposit will be released to Apollo and Apollo will be required to pay $1.0 million (Cdn$1.2 million) to St Andrew.

(d)	Litigation and claims

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

(e)	Indemnification obligations

The Company is subject to certain indemnification obligations relating to the sale of the Nevada Assets (Note 24).  At this time, the Company is unable to predict what cost there will be related to such indemnification obligations.

20.	LEASE COMMITMENTS

Minimum lease payments under capital and non-cancelable operating leases and the present value of net minimum payments at December 31, 2008 were as follows:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

20.	LEASE COMMITMENTS (continued)

	Capital Leases	Operating Leases
2009	$1,920	$394
2010	592	48
2011	522	44
2012	43	19
2013	–	6
Total	3,077	$511
Less imputed interest	385
Total present value of minimum capital lease payments	2,692
Less current portion of capital lease obligations	1,680
Long-term capital lease obligations	$1,012

Rent expense under non-cancelable operating leases was $0.1 million for 2008, 2007, and 2006.  The current portion of the capital lease obligations is included in current portion of notes payable and the long-term portion is included in long-term portion of notes payable in the consolidated balance sheets.

21.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the years ended December 31 are:

	2008	2007	2006
(Increase) decrease in:
Accounts receivable and other	$(1,288)	$(1,118)	$1,889
Prepaids	379	360	385
Inventories	(1,985)	(1,509)	387
Increase (decrease) in:
Accounts payable	619	1,038	(3,920)
Accrued liabilities	(1,464)	1,605	69
Property and mining taxes payable	189	515	(292)
	$(3,550)	$891	$(1,482)

(b)	Components of cash and cash equivalents as of the years ended December 31 are:

	2008	2007	2006
Cash	$3,097	$625	$387
Cash equivalents	–	4,227	4,125
	$3,097	$4,852	$4,512

Cash equivalents consist of term deposits with original maturity dates not in excess of 90 days.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

21.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

(c)	Non-cash transactions for the years ended December 31 are:

	2008	2007	2006
Increases in financial statement components related to the acquisition of the Mill Complex (see Note 4):
Equity due to the issuance of common shares for services rendered related to acquisition financing costs	$351	$-	$-
Accrued site closure costs due to the assumption of a related reclamation liability	1,210	-	-
Increase in future income tax liability	447	-	-

Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	416	653	309
Increase in property, plant and equipment due to assets acquired via issuance of trade and notes payable	11,941	325	2,640
Increase in capital lease obligations due to replacement of a promissory note payable	-	-	2,300
Increase in property, plant and equipment for capitalized expenses at Black Fox due to increase in equity related to issuance of shares in connection with the Bridge Facility (Note 10(c))	2,907	-	-
Increase in property, plant and equipment due to assets acquired via issuance of shares (see Note 14(b)(ii))	-	527	-
Net decrease in reclamation assets within property, plant, and equipment and net decrease in reclamation liabilities due to a change in estimate for the Montana Tunnels mine	479	-	-
Increase in share capital and reduction in convertible debentures due to the conversion of Series 2007-A convertible debentures into common shares of the Company	621	146	-
Increase in share capital and a decrease in future income tax assets upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007	1,165	-	-
Increase in equity via the issuance of agent’s compensation warrants for services rendered in connection with the issuance of the Series 2007-A convertible debentures (see Note 11)	-	294	-

Also, as at December 31, 2006, the Company contributed all of the assets and liabilities of MTMI related to the Montana Tunnels mine to the joint venture entered into with Elkhorn (see Note 5).

22.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2008:

	2008	2007	2006
Legal fees paid to one law firm, a partner of the firm is a director of the Company	$512	$381	$118
Consulting services paid to a relative of an officer and director of the Company	16	9	14

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.  During 2008, six officers and directors of the Company participated in the July 2008 Unit Offering (Note 14(a)(ii)) and purchased 315,000 Units comprised of 315,000 common shares of the Company and 157,500 warrants to purchase common shares of the Company.  During 2007, a director of the Company participated in the October 2007 flow-through share offering and purchased 54,545 flow-through shares in connection with the offering (Note 14(b)(iii)).

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

23.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture effective December 31, 2006) in the United States and the Black Fox development project in Canada.  The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured.  The segment information for Montana Tunnels assets and liabilities as of December 31, 2008 and 2007 and the results of operations for the years ended December 31, 2008 and 2007 are reported under the proportionate consolidation method as a result of the JV Agreement (Note 5).  The Montana Tunnels assets and liabilities and results of operations of the Montana Tunnels joint venture disclosed in Note 5 differ from the amounts below due to the inclusion of assets and liabilities and results of operations of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which primarily relate to the Diamond Hill mine.  The accounting policies for these segments are the same as those followed by the Company as a whole.  In each of the years ended December 31, 2008, 2007 and 2006, one customer accounted for more than 10% of revenues.  This customer is located in Canada and accounted for approximately 94% (2007 – 96%, 2006 - 97%) of revenues.

Amounts as at December 31, 2008 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$12	$214	$2,871	$3,097
Other non-cash current assets	5,425	9,805	3,156	18,386
	5,437	10,019	6,027	21,483
Long-term investments	–	–	1,081	1,081
Property, plant and equipment	7,655	85,183	3,043	95,881
Deferred stripping costs	1,052	–	–	1,052
Restricted certificates of deposit	8,209	3,813	8	12,030
Other long-term assets	–	103	–	103
Total assets	$22,353	$99,118	$10,159	$131,630

Current liabilities	$4,376	$26,925	$9,113	$40,414
Notes payable and other long-term liabilities	44	967	4,888	5,899
Accrued site closure costs	9,165	1,398	–	10,563
Future income tax liability	–	447	–	447
Deferred gain	552	–	–	552
Total liabilities	$14,137	$29,737	$14,001	$57,875

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

23.	SEGMENTED INFORMATION (continued)

Amounts as at December 31, 2007 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$306	$(39)	$4,585	$4,852
Other non-cash current assets	3,206	171	4,248	7,625
	3,512	132	8,833	12,477
Long-term investments	–	–	1,467	1,467
Property, plant and equipment	9,176	36,100	3,102	48,378
Deferred stripping costs	4,787	–	–	4,787
Restricted certificates of deposit	6,057	650	8	6,715
Other long-term assets	–	84	–	84
Future income tax assets	–	–	1,165	1,165
Total assets	$23,532	$36,966	$14,575	$75,073

Current liabilities	$3,580	$688	$9,994	$14,262
Notes payable and other long-term liabilities	145	14	5,826	5,985
Accrued site closure costs	8,995	447	–	9,442
Deferred gain	2,511	–	–	2,511
Total liabilities	$15,231	$1,149	$15,820	$32,200

Amounts for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$46,387	$–	$–	$46,387
Direct operating costs	37,567	–	–	37,567
Depreciation and amortization	1,465	–	100	1,565
General and administrative expenses	–	–	3,696	3,696
Accrued site closure costs – accretion expense	718	–	–	718
Amortization of deferred gain	(1,959)	–	–	(1,959)
Exploration and business development and other	–	466	2,719	3,185
	37,791	466	6,515	44,772
Operating income (loss)	8,596	(466)	(6,515)	1,615
Interest income	143	–	238	381
Interest expense	(297)	–	(4,312)	(4,609)
Financing costs	–	–	(190)	(190)
Realized gain on investments – derivative instruments	–	–	5,507	5,507
Unrealized gain (loss) on investments – derivative instruments	–	–	(1,549)	(1,549)
Foreign exchange loss and other	–	–	(1,329)	(1,329)
Income (loss) from operations before income taxes	$8,442	$(466)	$(8,150)	$(174)
Investing activities
Property, plant and equipment expenditures	$352	$47,402	$42	$47,796

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

23.	SEGMENTED INFORMATION (continued)

	Year Ended December 31, 2007
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$38,474	$–	$–	$38,474
Direct operating costs	26,336	–	–	26,336
Depreciation and amortization	1,276	–	104	1,380
General and administrative expenses	–	–	4,647	4,647
Accrued site closure costs – accretion expense	507	–	–	507
(Gain) loss on sale of property, plant and equipment	(1,239)	–	–	(1,239)
Exploration and business development and other	–	39	2,391	2,430
	26,880	39	7,142	34,061
Operating loss	11,594	(39)	(7,142)	4,413
Interest income	219	–	482	701
Interest expense	(946)	–	(4,792)	(5,738)
Financing costs	–	–	(693)	(693)
Realized gain on investments – derivative instruments	–	–	395	395
Unrealized gain on investments – derivative instruments	–	–	2,101	2,101
Foreign exchange loss and other	–	–	(157)	(157)
(Income) loss from operations before income taxes	$10,867	$(39)	$(9,806)	$1,022
Investing activities
Property, plant and equipment expenditures	$8,352	$5,617	$1,951	$15,920

	Year Ended December 31, 2006
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,177	$–	$–	$10,177
Direct operating costs	15,361	–	–	15,361
Depreciation and amortization	1,538	–	109	1,647
General and administrative expenses	–	–	4,004	4,004
Accrued site closure costs – accretion expense	948	–	–	948
Exploration and business development and other	–	–	1,040	1,040
	17,847	–	5,153	23,000
Operating loss	(7,670)	–	(5,153)	(12,823)
Interest income	273	–	148	421
Interest expense	(237)	–	(2,440)	(2,677)
Foreign exchange loss and other	–	–	(158)	(158)
Loss from continuing operations before income taxes	$(7,634)	$–	$(7,603)	$(15,237)
Investing activities
Property, plant and equipment expenditures	$2,640	$5,289	$127	$8,056

24.	DISCONTINUED OPERATIONS

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

For the year ended December 31, 2006 the Company incurred a $0.35 million loss from discontinued operations.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	2008	2007
Total assets in accordance with Canadian GAAP	$131,630	$75,073
Bank indebtedness	(742)	–
Deferred financing costs (a)	–	160
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,864)	(12,032)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,617)	(1,812)
Deferred stripping costs (b)(iii)	(1,052)	(4,787)
Black Fox development costs(c)	(29,159)	(26,827)
Convertible debentures (d)	66	509
Income taxes related to flow-through share issuance (e)	–	(1,165)
Total assets in accordance with U.S. GAAP	$86,262	$29,119

Total liabilities in accordance with Canadian GAAP	$57,875	$32,200
Bank indebtedness	(742)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,864)	(12,032)
Deferred gain (b)(i)	(552)	(2,511)
Convertible debentures (d)	118	2,063
Income taxes related to flow-through share issuance (e)	73	628
Total liabilities in accordance with U.S. GAAP	$43,908	$20,348

Total shareholders’ equity in accordance with Canadian GAAP	$73,755	$42,873
Deferred financing costs (a)	–	160
Deferred gain (b)(i)	552	2,511
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,617)	(1,812)
Deferred stripping costs (b)(iii)	(1,052)	(4,787)
Black Fox development costs (c)	(29,159)	(26,827)
Convertible debentures (d)	(52)	(1,554)
Income taxes related to flow-through share issuance (e)	(73)	(1,793)
Total shareholders’ equity in accordance with U.S. GAAP	$42,354	$8,771

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$86,262	$29,119

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	2008	2007
Share capital	$189,451	$165,790
Note warrants	2,234	2,292
Contributed surplus	48,241	39,463
Deficit	(197,572)	(198,774)
Total shareholders’ equity in accordance with U.S. GAAP	$42,354	$8,771

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net loss and net loss per share would be adjusted as follows:

	Year ended December 31,
	2008	2007	2006
Income (loss) from continuing operations for the year, based on Canadian GAAP	$1,596	$2,416	$(15,237)
Financing costs (a)	(160)	(105)	–
Gain on transfer of assets and liabilities to JV and amortization (b)(i)	(1,959)	(1,239)	5,789
Change in depreciation of property, plant and equipment (b)(ii)	195	227	183
Capitalized deferred stripping and amortization (b)(iii)	3,735	(4,787)	–
Black Fox development costs (c)	(2,332)	(4,473)	(3,173)
Convertible debentures (d)	(396)	(4,543)	625
Income taxes (e)	523	(1,394)	–
Income (loss) from continuing operations for the year based on U.S. GAAP	1,202	(13,898)	(11,813)
Loss from discontinued operations for the year based on U.S. GAAP	–	–	(350)
Net income (loss) for the year based on U.S. GAAP	$1,202	$(13,898)	$(12,163)
Comprehensive income (loss)	$1,202	$(13,898)	$(12,163)
Basic and diluted earnings (loss) per share in accordance with U.S. GAAP:
Continuing operations	$0.01	$(0.10)	$(0.10)
Discontinued operations	–	–	(0.00)
Net loss per share, basic and diluted – U.S. GAAP	$0.01	$(0.10)	$(0.10)

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Year ended December 31,
	2008	2007	2006
Cash provided by (used in) operating activities based on Canadian GAAP	$1,342	$7,485	$(11,609)
Deferred financing costs (a)	–	160	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(10,485)	(12,165)	–
Black Fox development costs (c)	(2,332)	(4,473)	(3,173)
Cash used in operating activities based on U.S. GAAP	(11,475)	(8,993)	(14,782)
Cash (used in) provided by investing activities based on Canadian GAAP	(41,336)	(19,283)	3,682
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	2,504	10,032	64
Black Fox development costs (c)	2,332	4,473	3,173
Restricted cash for Canadian flow-through expenditures (e)	(615)	(2,354)	(858)
Cash (used in) provided by investing activities based on U.S. GAAP	(37,115)	(7,132)	6,061
Cash provided by financing activities based on Canadian GAAP	39,481	12,281	12,311
Deferred financing costs (a)	–	(160)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	8,275	1,763	–
Cash provided by financing activities based on U.S. GAAP	47,756	13,884	12,311
Effect of exchange rate changes on cash	(1,242)	(143)	1
Net cash (outflow) inflow in accordance with U.S. GAAP	(2,076)	(2,384)	3,591
Cash, beginning of year in accordance with U.S. GAAP	1,334	3,718	127
(Bank indebtedness) cash, end of year in accordance with U.S. GAAP	$(742)	$1,334	$3,718

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)	Financing costs

As of January 1, 2007, under Canadian GAAP, the Company expenses debt financing costs when they are incurred (Note 3(e)).  Prior to January 1, 2007, under Canadian GAAP, debt financing costs were capitalized and amortized over the term of the related debt.  As a result, the Company recorded an adjustment to increase opening deficit by $0.3 million and reduce the opening balance of deferred financing costs by $0.3 million.  Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt.  Deferred financing costs for the credit facility (Note 10(b)) are $0.2 million at December 31, 2007.  Also, as of December 31, 2008, the Company recorded $2.6 million for financing costs in connection with the Bridge Facility which were capitalized as development expenses for the Black Fox Project under Canadian GAAP.  Under U.S. GAAP, these costs are recorded as deferred financing costs. There is no difference in total assets between Canadian and U.S. GAAP with respect to this transaction; and therefore, it has not been included as a U.S. GAAP adjusting item.

(b)	Montana Tunnels

(i)           Joint venture

Under Canadian GAAP, the Company has accounted for its joint venture interest in the Montana Tunnels mine ("MTM") using the proportionate consolidation method whereby the Company's proportionate share of each line item of MTM's assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements (Note 5).  Under U.S. GAAP, the Company would account for MTM using the equity method whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.  The carrying value of MTM was lower under U.S. GAAP than under Canadian GAAP following an impairment of the property, plant and equipment (Note 25(b)(ii)) in prior years and as a result the gain on transfer of the Company's interest in MTM into the joint venture under U.S. GAAP is higher.  Under U.S. GAAP the gain on transfer of the Company's interest in MTM into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net income using the units-of-production method over the expected life of mine based on the recoverable gold equivalent ounces.  The adjustments to reconcile between Canadian GAAP and U.S. GAAP for Montana Tunnels have been presented separately rather than being presented as a single equity accounting adjustment.  The Company believes that this presentation provides more detailed information to a reader of the financial statements enabling the reader to reconcile the individual adjustments to the primary Canadian GAAP financial statements and footnotes.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(c)	Black Fox Project

Under Canadian GAAP, mining development costs at the Black Fox Project have been capitalized.  Under U.S. GAAP, these expenditures are expensed as incurred.  Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at December 31, 2008 and an additional expense of $2.3 million has been recorded for the year then ended.

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

Under Canadian GAAP, the 2007 Debentures and 2004 Debentures were recorded as compound financial instruments including detachable note warrants (Note 11).  On issuance, under U.S. GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability.  Further, under U.S. GAAP, the beneficial conversion features determined using the effective conversion prices based on the proceeds allocated to the convertible debentures in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, is allocated to contributed surplus.  This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance.  Canadian GAAP does not require the recognition of any beneficial conversion feature.

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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  As at December 31, 2008, unexpended flow-through funds were $3.8 million (December 31, 2007 – $3.2 million).

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all amounts as of December 31, 2008.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  As a result of the implementation of FIN 48, the Company did not recognize a cumulative effect adjustment to the balance of retained earnings as of January 1, 2007.  The Company did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No 48.

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  In addition, any future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a full valuation allowance.

Gross unrecognized tax benefits as of January 1, 2007 were zero, and there were no additions to gross unrecognized tax benefits for tax positions of the current or prior years during the year ended December 31, 2007.  There were also no reductions to gross unrecognized tax benefits due to settlements with tax authorities or due to statute of limitations during the year ended December 31, 2007.  Gross unrecognized tax benefits as of December 31, 2007 were zero, and there were no additions to gross unrecognized tax benefits  for tax positions of the current or prior years during the year ended December 31, 2008.  There were also no reductions to gross unrecognized tax benefits due to settlements with tax authorities or due to statute of limitations during the year ended December 31, 2008.

  The Company and one or more of its subsidiaries file income tax returns in the Canada, United States, and the states of Colorado and Montana.  The Company is generally not subject to examinations that could create a tax liability for tax years before 2002 by the Canada Revenue Agency.  The U.S. Federal tax return has a three year statute of limitations.  The Colorado state income tax return has a four year statute of limitations and the Montana state income tax return has a five year statute of limitations.  The U.S. return for tax years ending on or after December 31, 2005 and the Colorado return for years ending on or after December 31, 2004 and the Montana return for years ending on or after December 31,2003 are subject to examination by the relevant taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such amounts were accrued for at January 1, 2007.  Additionally, there were no amounts accrued as of December 31, 2008 and 2007.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. These amounts will be disclosed should they arise.

(g)	Changes to accounting pronouncements

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

All of the Company’s financial assets and liabilities are measured at fair value using Level 1 inputs with the exception of (1) derivative contracts which use Level 2 inputs and (2) auction rate securities which use Level 3 inputs (See Note 6).  The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in an inactive market.  The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive.  FSP FAS 157-3 states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market.  FSP FAS 157-3 was effective upon issuance.  We have incorporated the principles of FSP FAS 157-3 in determining the fair value of financial assets when the market for those assets is not active, specifically its auction rate securities.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The company’s derivative instruments (see Note 6 and Note 10(b)) and auction rate securities (see Note 6) represent those financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our derivative instruments are valued using market prices.  Our derivatives trade in liquid markets, and as such, market prices can generally be verified and do not involve significant management judgment.  Such instruments are classified within Level 2 of the fair value hierarchy.

Our auction rate securities are reviewed for fair value on at least a quarterly basis.  The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency.  We estimated the fair values based on weighted average risk calculations using probabilistic cash flow assumptions.  The auction rate securities are classified within Level 3 of the fair value hierarchy.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(h)	Recently issued accounting pronouncements

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

In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for our fiscal year beginning January 1, 2009, and are not expected to have a significant impact on the Company.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

25.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In May 2008, the FASB issued FASB Staff Positions (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlements)”.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods with those fiscal years, and will be applied retroactively. Early adoption is not permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and will reflect the presentation and disclosure requirements of FSP EITF 03-6-1 in our Form 10-Q for the period ending March 31, 2009.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  EITF 07-5 is effective for our fiscal years beginning January 1, 2009.  Early adoption for an existing instrument is not permitted.

Under EITF 07-5, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of December 31, 2008, the Company had 64.7 million outstanding warrants to purchase common shares of the Company that were denominated in a currency (Canadian dollars) other than its functional currency (US dollars)(see Note 14(d)).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under FAS 133.  The warrants thereby must be accounted for separately as derivative instruments, rather than as equity instruments. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

26.	SUBSEQUENT EVENTS

(a)	Restructuring of Series 2007-A Convertible Debentures

On February 19, 2009, the Company reached an agreement with the largest holder (the “Large Holder”) of its Series 2007-A convertible debentures (see Note 11) to extend the maturity date of the 2007 Debentures held by the Large Holder from February 23, 2009 to February 23, 2010.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

26.	SUBSEQUENT EVENTS (continued)

The Large Holder owned $4.3 million principal amount of the 2007 Debentures as of December 31, 2008 and February 23, 2009 (on which $0.8 million of interest was accrued as of February 23, 2009) and 8,580,000 of 2007 Debenture Warrants.  The Company and the Large Holder agreed to extend the maturity date of the 2007 Debentures owned by the Large Holder to February 23, 2010.  Furthermore, the Large Holder agreed that the Company shall have the option to repay on February 23, 2009 the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures in either common shares of the Company or cash.  Upon the election by the Company to pay the accrued interest in common shares, the number of common shares is calculated by dividing the accrued interest owed by the US dollar equivalent of the volume weighted average market price of the Company’s common shares as quoted on the Toronto Stock Exchange during the five-day period ending February 23, 2009.  In consideration for the foregoing, the Company agreed to (i) issue 2,000,000 common shares of the Company to the Large Holder on February 23, 2009 (the “Large Holder Shares”), (ii) extend the expiration date of the 8,580,000 2007 Debenture Warrants issued to the Large Holder to March 4, 2010 (the “Large Holder Warrants”) and (iii) reduce the exercise price of the Large Holder Warrants from $0.50 to $0.25.

On February 23, 2009, the Company repaid the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures by issuing 2,444,765 common shares of the Company.

The terms and conditions of the $3.1 million aggregate principal amount of 2007 Debentures and 2007 Debenture Warrants not owned by the Large Holder were not amended and remained unchanged and principal and $0.6 million interest was repaid on February 23, 2009.

(b)	Black Fox Project $70 Million Financing Agreement

On February 20, 2009, the Company entered into a $70 million project financing agreement (the “Project Facility”) with two banks (the Banks”) relating to the Black Fox Project.  The Project Facility refinances the $15.0 million Bridge Facility (Note 10(c)) entered into on December 10, 2008.

The Company intends to use the proceeds from the Project Facility (i) to repay the Bridge Facility, (ii) to complete the development of the Black Fox Project and (iii) to provide for up to $7.0 million in agreed corporate expenditures.

The terms of the Project Facility include:  (i) a commitment by the Banks who are counterparty to the Project Facility (the “Banks”) to lend to the Company up to $70 million available for drawdown between February 20, 2009 and June 30, 2009; (ii) interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and repayable in quarterly installments commencing March 31, 2009; (iii) scheduled repayment of the principal amount in unequal quarterly amounts commencing September 30, 2009 with the final repayment no later than March 31, 2013; and (iv) an arrangement fee of $3.5 million payable by the Company to the Banks in cash upon first drawdown under the Project Facility.

In consideration for providing the financing, the Banks were issued an aggregate of 34,836,111 warrants (“Banks Compensation Warrants”) exercisable for a period of 48 months from closing at an exercise price of
$0.201 (Cdn$0.252) per share (subject to anti-dilution adjustments).  The Banks Compensation Warrants are in addition to the 42,614,254 common share purchase warrants issued to the Banks in connection with the Bridge Facility.

As a part of the Project Facility, the Company and the Banks have entered into a derivative program covering both gold sales and part of the Company’s Canadian dollar operating costs.  The Company has entered into a 250,420 ounce gold forward sales program which will be allocated across the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange derivative program will be for the Canadian dollar equivalent of $60 million over a period covering the four year term of the Project Facility.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

26.	SUBSEQUENT EVENTS (continued)

Under the terms of a previously existing engagement letter between the Company and a certain financial advisory services firm (the “Firm”) pursuant to which the Firm agreed to provide financial advisory services to the Company, the Project Facility constitutes an “alternative transaction” that requires the Company to pay certain compensation to the Firm.  Specifically, under the terms of such engagement letter, the Company is required to compensate the Firm by issuing to it 3,172,840 common shares and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.205 (Cdn$0.256).

(c)	Settlement of the Bridge Facility

On February 23, 2009, the Company utilized a portion of its proceeds from the above noted Project Facility to settle the full amount outstanding under its Bridge Facility (Note 10(c)).  The obligation was settled in full via a cash payment of $15.3 million.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name

12.1	Computation of Earnings to Fixed Charges

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act