Form 10-Q
period 2009-03-31
APOLLO GOLD CORP
filed 2009-05-15
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐

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
Yes ☐       No ☑

At May 8, 2009, there were 233,811,195 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditure, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  These statements include comments regarding:

•	plans for the development of and production at the Black Fox project including, without limitation, the timing of the development of the underground mine at Black Fox;
•	estimates of future production and the timing of gold pours at Black Fox;
•	contemplated drawdowns under the Black Fox project finance facility and our ability to meet our repayment obligations under the Black Fox project finance facility;

•	our ability to finance exploration at Huizopa;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due February 23, 2010;
•	the future effect of recent issuances and registration for immediate resale of a significant number of common share purchase warrants on our share price;
•	future financing of projects, including the financing required for the M Pit expansion at Montana Tunnels;
•	costs associated with placing the Montana Tunnels mine and mill on care and maintenance and the decision to undertake the M Pit expansion;
•	liquidity to support operations and debt repayment;
•	completion of a Canadian National Instrument 43-101 for the Huizopa project;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs;
•	estimates of environmental liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions, including the recent significant deterioration in global financial and capital markets; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates including the LIBOR rate; timing and amount of production; unanticipated changes in grade of ore; unanticipated recovery or production problems; changes in operating costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; costs and timing of development of new reserves; results of current and future exploration and development activities; results of current and future exploration activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors.”  Many of these factors are beyond our ability to control and predict.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  We disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars.  This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three months ended March 31, 2008, $0.5 million that was recorded as cash inflows from investing activities has been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

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

PART I --- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

These condensed consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 27, 2009.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT
Cash and cash equivalents	$5,192	$3,097
Derivative instruments (Note 5)	–	552
Restricted cash	1,477	10,000
Accounts receivable and other	3,478	3,134
Prepaids	1,120	546
Inventories (Note 6)	1,729	4,154
Total current assets	12,996	21,483
Long-term investments (Note 7)	1,036	1,081
Property, plant and equipment	117,975	95,881
Deferred stripping costs	184	1,052
Restricted certificates of deposit	15,473	12,030
Other long-term assets	103	103
TOTAL ASSETS	$147,767	$131,630
LIABILITIES
CURRENT
Accounts payable	$12,922	$13,827
Accrued liabilities	1,718	1,449
Property and mining taxes payable	1,089	1,146
Derivative instruments (Note 5 and Note 8(b))	3,600	–
Current portion of debt (Note 8(a))	24,001	20,636
Convertible debentures (Note 9)	3,827	3,356
Total current liabilities	47,157	40,414
Accrued long-term liabilities	323	316
Derivative instruments (Note 5 and Note 8(b))	14,266	–
Debt (Note 8(a))	12,501	1,012
Convertible debentures	–	4,571
Accrued site closure costs	11,569	10,563
Future income tax liability	362	447
Deferred gain (Note 4)	97	552
TOTAL LIABILITIES	86,275	57,875

Continuing operations (Note 1)
Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Share capital (Note 10)	191,562	188,927
Equity component of convertible debentures	584	1,987
Debenture note warrants	–	2,234
Contributed surplus	35,175	21,683
Deficit	(165,829)	(141,076)
TOTAL SHAREHOLDERS’ EQUITY	61,492	73,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,767	$131,630

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue from sale of minerals	$7,370	$15,902
Operating expenses
Direct operating costs	8,403	9,061
Depreciation and amortization	311	404
General and administrative expenses	932	929
Accretion expense – accrued site closure costs	181	177
Amortization of deferred gain	(455)	(555)
Exploration and business development	227	756
	9,599	10,772
Operating (loss) income	(2,229)	5,130
Other income (expenses)
Interest income	47	126
Interest expense (Note 11)	(1,027)	(1,148)
Debt transaction costs (Note 8(a) and (c))	(1,811)	–
Loss on modification of convertible debentures (Note 9)	(1,969)	–
Realized gains on derivative contracts	368	518
Unrealized losses on derivative contracts	(18,418)	(855)
Foreign exchange loss and other	97	(117)
(Loss) income before income taxes	(24,942)	3,654
Income taxes (Note 12)	189	–
Net (loss) income and comprehensive (loss) income for the period	$(24,753)	$3,654

Basic and diluted net (loss) income per share (Note 13)	$(0.11)	$0.02

Basic weighted-average number of shares outstanding	226,459	159,336
Diluted weighted-average number of shares outstanding (Note 13)	226,459	165,023

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

			Equity
			Component of	Debenture
	Number of	Share	Convertible	Note	Contributed
	Shares	Capital	Debentures	Warrants	Surplus	Deficit	Total
(U.S. dollars and shares in thousands)
Balance, December 31, 2007	156,248	$166,424	$2,238	$2,292	$14,591	$(142,672)	$42,873
Shares issued for services	650	351	–	–	–	–	351
Units issued for cash and related compensation warrants	40,806	14,885	–	–	3,247	–	18,132
Flow-through shares issued for cash and related compensation warrants	20,000	8,028	–	–	104	–	8,132
Warrants issued for services	–	–	–	–	2,907	–	2,907
Warrants exercised	3,272	1,463	–	(58)	(1)	–	1,404
Conversion of debentures	1,884	834	(251)	–	–	–	583
Income tax benefits renounced in connection with issuance of flow-through shares	–	(3,058)	–	–	–	–	(3,058)
Stock-based compensation	–	–	–	–	835	–	835
Net income and comprehensive income	–	–	–	–	–	1,596	1,596
Balance, December 31, 2008	222,860	188,927	1,987	2,234	21,683	(141,076)	73,755

Shares issued for services (Note 10(a)(ii and iii))	5,173	1,553	–	–	–	–	1,553
Shares issued in settlement of interest (Note 9)	2,445	772	–	–	–	–	772
Warrants issued for services (Notes 8(a) and 10(a)(ii and iii))	–	–	–	–	9,089	–	9,089
Warrants exercised (Note 10(a)(i))	2,833	499	–	–	–	–	499
Expiration of note warrants	–	–	–	(2,234)	2,234	–	–
Redemption of debentures	–	–	(1,987)	–	1,987	–	–
Equity component of convertible debentures (Note 9)	–	–	584	–	–	–	584
Income tax benefits renounced in connection with issuance of flow-through shares	–	(189)	–	–	–	–	(189)
Stock-based compensation	–	–	–	–	182	–	182
Net loss and comprehensive loss	–	–	–	–	–	(24,753)	(24,753)
Balance, March 31, 2009	233,311	$191,562	$584	$–	$35,175	$(165,829)	$61,492

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net (loss) income for the period	$(24,753)	$3,654
Items not affecting cash:
Depreciation and amortization	311	404
Amortization of deferred stripping costs	868	1,058
Stock-based compensation	182	142
Shares and warrants issued for services and payment of interest	4,020	–
Accretion expense – accrued site closure costs	181	177
Accretion expense – convertible debentures	970	893
Interest paid on convertible debentures	(567)	(1,016)
Amortization of deferred gain	(455)	(555)
Unrealized losses on derivative instruments	18,418	855
Other	38	55
Income taxes	(189)	–
Net change in non-cash operating working capital items (Note 15)	2,532	(4,247)
Net cash provided by operating activities	1,556	1,420

Investing activities
Property, plant and equipment expenditures	(21,866)	(1,256)
Restricted cash and certificates of deposit	5,080	(576)
Net cash used in investing activities	(16,786)	(1,832)

Financing activities
Proceeds from exercise of warrants	499	1,404
Proceeds from debt	38,034	–
Repayments of debt	(21,204)	(2,962)
Net cash provided by (used in) financing activities	17,329	(1,558)

Effect of exchange rate changes on cash	(4)	(14)

Net increase (decrease) in cash and cash equivalents	2,095	(1,984)
Cash and cash equivalents, beginning of period	3,097	4,852
Cash and cash equivalents, end of period	$5,192	$2,868

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$925	$1,388
Income taxes paid	$25	$–

See Note 15 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

1.	CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Montana Tunnels joint venture (Note 4).  The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and/or equity securities, and/or generate cash flow from the Black Fox mine.

As of March 31, 2009, the Company has a working capital deficiency of $34.2 million and an accumulated deficit of $165.8 million.  In addition, as at March 31, 2009, the Company held cash and cash equivalents of $5.2 million and had current debt obligations of $27.8 million consisting of (1) the current portion of the project financing facility of $19.7 million due in quarterly installments beginning on September 30, 2009 (Note 8(a)), (2) the current portion of the outstanding principal of the Series 2007-A convertible debentures of $3.8 million due in February 2010 (Note 9), and (3) $4.3 million for other current debt.  Additionally, as of March 31, 2009, the Company has committed to make capital expenditures of approximately $14.0 million for the development of Black Fox (Note 14(a)) and has committed to post $5.1 million (Cdn$6.4 million) cash for environmental bonding at Black Fox (Note 14(b)).  Based on the current cash balance, projected cash flows from Black Fox, which the Company expects to commence production of gold in the second quarter of 2009, and amounts available for drawdown under the $70 million financing facility, the Company expects to have sufficient funds to (1) repay the $27.8 million current debt obligations listed above, (2) fund the capital commitments for the development of Black Fox, and (3) fund corporate expenditures.

If the Company is unable to utilize all of the $70.0 million financing facility or generate sufficient cash flow from the activities listed above or is otherwise unable to generate cash flow from Black Fox, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development.  Apollo owns Black Fox, an open pit mine and mill located near Matheson in the Province of Ontario, Canada (the “Black Fox Project”).  Mining of ores at the Black Fox Project began in March 2009 and milling operations commenced in April 2009.

The Company is the operator of the Montana Tunnels mine, which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Montana Tunnels mine is an open pit mine and mill located in the State of Montana that produced gold dore and lead-gold and zinc-gold concentrates.  As of April 30, 2009, the Montana Tunnels mine and mill were placed under care and maintenance.  The Company also owns the Diamond Hill mine, which is also located in the State of Montana and is currently under care and maintenance.

Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project (the “Huizopa Project”), located in the Sierra Madres in Chihuahua, Mexico.  The Huizopa Project is subject to an 80% Apollo/20% Mineras Coronado joint venture agreement.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)           These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 18, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”).  The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2008, except as disclosed in (b) below.  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted.  These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2008.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.  Interim results are not necessarily indicative of the results expected for the fiscal year.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three months ended March 31, 2008, $0.5 million that was recorded as cash inflows from investing activities has been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

(b)	Changes in accounting policies

Effective January 1, 2009, the Company adopted Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Concurrent with the introduction of this standard, the CICA restricted the application of EIC 27, Revenues and Expenditures in the Pre-operating Period (“EIC 27”).  The adoption of Section 3064 on January 1, 2009, did not have a material impact on the Company’s financial condition, operating results.

4.	MONTANA TUNNELS JOINT VENTURE

On July 28, 2006, Apollo entered into a JV Agreement with Elkhorn in respect of the Montana Tunnels mine (the “Mine”).  Elkhorn contributed $13 million in return for a 50% interest in the Mine and Montana Tunnels Mining, Inc. (“MTMI”) contributed all of its assets and liabilities related to the Mine into the joint venture for a 50% interest in the Mine.

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

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method.  As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million.  The deferred gain is amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.  Amortization of the deferred gain was $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE (continued)

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$547	$12
Other non-cash current assets	3,114	5,323
	3,661	5,335
Property, plant and equipment	7,325	7,647
Deferred stripping costs	184	1,052
Restricted certificates of deposit	7,593	7,587
Total assets	$18,763	$21,621

Current liabilities	$3,625	$4,361
Accrued site closure costs	8,673	8,503
Total liabilities	$12,298	$12,864

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Revenue from sale of minerals	$7,370	$15,902
Direct operating costs	8,402	9,059
Depreciation and amortization	300	379
Accretion expense – accrued site closure costs	170	165
	8,872	9,603
Operating (loss) income	(1,502)	6,299
Interest income	7	52
Interest expense	(29)	(112)
(Loss) income before income taxes	$(1,524)	$6,239

Net cash provided by operating activities	$1,207	$4,824
Net cash used in investing activities	$(7)	$(677)
Net cash used in (provided by) financing activities	$(667)	$(4,139)

Cash used in financing activities includes cash distributed to the joint venture partners, Apollo and Elkhorn.  These cash flows eliminate upon consolidation.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	March 31, 2009			December 31, 2008
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Gold, silver and lead contracts	$–	$–	$–	$–	$552	$552
Liabilities
Gold forward sales contracts (Note 8(b))	$–	$(16,106)	$(16,106)	$–	$–	$–
Canadian dollar purchase contracts (Note 8(b))	–	(1,760)	(1,760)	–	–	–
	–	(17,866)	(17,866)	–	–	–
Current portion	–	(3,600)	(3,600)	–	–	–
	$–	$(14,266)	$(14,266)	$–	$–	$–

6.	INVENTORIES

Inventories consist of:

	March 31, 2009	December 31, 2008
Concentrate inventory	$386	$373
Doré inventory	–	21
Stockpiled ore inventory	699	2,983
Materials and supplies	644	777
	$1,729	$4,154

Inventories recognized as an expense in direct operating costs during the three months ended March 31, 2009 and 2008 were $6.5 million and $6.4 million, respectively.  Expenses related to the write down of the carrying value of inventories to net realizable value was $1.0 million and $nil for the three months ended March 31, 2009 and 2008, respectively.

7.	LONG-TERM INVESTMENTS

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange loss and other in the consolidated statement of operations, of $0.05 million and $0.10 million for the three months ended March 31, 2009 and 2008, respectively, and as such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at March 31, 2009 and December 31, 2008 are $1.0 million and $1.1 million, respectively. See Note 16(g).  The ARS are pledged as collateral for a $0.9 million margin loan.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FINANCING FACILITY

(a)	Financing Agreement

On February 20, 2009, the Company entered into a $70 million project financing agreement (the “Project Facility”) with two banks (the “Banks”) relating to the Black Fox Project.  As of March 31, 2009, the Company had borrowed $41.5 million of the $70 million available under the Project Facility.  The Company used $15 million of the proceeds from the Project Facility to repay the $15.0 million bridge facility entered into on December 10, 2009 (the “Bridge Facility”) on February 23, 2009, and intends to draw the full $70 million and use $55 million to complete the development of the Black Fox Project and to provide for up to $7.0 million in agreed corporate expenditures.  As of May 8, 2009, the Company had borrowed $58.0 million of the Project Facility.

The terms of the Project Facility include:  (i) a commitment by the Banks to lend to the Company up to $70 million available for drawdown between February 20, 2009 and June 30, 2009; (ii) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (iii) scheduled repayment of the principal amount in unequal quarterly amounts commencing September 30, 2009 with the final repayment no later than March 31, 2013; and (iv) an arrangement fee of $3.5 million, which was paid by the Company to the Banks in cash on February 23, 2009.  The average monthly LIBOR rate charged to the Company during the three months ended March 31, 2009 was 0.5%.

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project reserves, satisfaction of a minimum tangible net worth test, the operation of the Black Fox project in compliance with an agreed cash flow budgeting and operational model.  As at March 31, 2009, the Company was in compliance with the various financial and operational covenants of the Project Facility.

In consideration for providing the financing, the Banks were issued an aggregate of 34,836,111 warrants (“Banks’ Compensation Warrants”) at an exercise price of $0.201 (Cdn$0.252) per share (subject to anti-dilution adjustments) that expire on February 20, 2013.  The Banks’ Compensation Warrants are in addition to the 42,614,254 common share purchase warrants issued to the Banks in connection with the Bridge Facility.  The Banks’ Compensation Warrants were assigned a fair value of $7.4 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 81%, an expected life of the warrants of four years, and an annual risk-free rate of 1.9%.

The Company recorded a $10.9 million discount on the Project Facility, comprised of the $3.5 million arrangement fee and the $7.4 million fair value of the Banks’ Compensation Warrants, which discount will be accreted over the life of the loan using the effective interest method and charged to interest expense.  The accreted interest for the three months ended March 31, 2009 was capitalized to the Black Fox Project.  Additionally, the Company recorded $0.6 million of debt transactions costs that were expensed immediately.

The drawn amounts on the Project Facility as of March 31, 2009 are repayable by the Company as shown in the table below.  The amounts due on the Project Facility at March 31, 2009 are included within current and long-term portion of debt, which balance includes notes payable, leases payable and other debt.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FINANCING FACILITY (continued)

2009 (9 months)	$15,300
2010	13,800
2011	10,200
2012	2,200
Amount drawn on facility	41,500
Less unamortized debt discount	(10,675)
Total of project facility included within debt on the balance sheet	30,825
Less current portion	(19,700)
Long-term portion	$11,125

(b)	Derivative Program in Connection with the Project Facility

As a part of the Project Facility, the Company and the Banks have entered into a derivative program covering both gold sales and part of the Company’s Canadian dollar operating costs (Note 5).  The Company has entered into a 250,430 ounce gold forward sales program which will be allocated across the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange derivative program will be for the Canadian dollar equivalent of $58 million over a period covering the four year term of the Project Facility.  Settlements of gold forward sales contracts and Canadian dollar foreign exchange contracts are as follows (table not in thousands):

	Gold Forward Sales Contracts		Canadian Dollar Foreign Exchange Contracts
Year of Settlement	Gold Ounces	Average Contract Price	Pay US Dollars (Millions)	Exchange Rate (Cdn$/USD)	Purchase Canadian Dollars (Millions)
2009	53,484	$876.06	$8.1	$1.21	$9.8
2010	54,261	$876.06	$13.4	$1.21	$16.3
2011	54,704	$876.06	$16.1	$1.21	$19.5
2012	73,458	$876.06	$16.3	$1.21	$19.7
2013	14,523	$876.06	$4.1	$1.21	$4.9
	250,430		$58.0		$70.2

The Company did not apply hedge accounting to these transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the statement of income each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date (see Note 5).

(c)	Additional Debt Transaction Costs Resulting from the Project Facility

Under the terms of a previously existing engagement letter between the Company and a certain financial advisory services firm (the “Firm”) pursuant to which the Firm agreed to provide financial advisory services to the Company, the Project Facility constituted an “alternative transaction” that required the Company to compensate the Firm by issuing to it 2,172,840 common shares and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.205 (Cdn$0.256).  In addition, the Company was required to compensate the Firm for related financial advisory services by issuing to it 1,000,000 common shares of the Company.  The Company recorded debt transaction costs of $1.2 million comprised of $0.8 million for the common shares issued to the Firm and $0.4 million for the warrants issued to the Firm.  The warrants were assigned a fair value of $0.4 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 80%, an expected life of the warrants of two years, and an annual risk-free rate of 1.2%.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

9.	CONVERTIBLE DEBENTURES

On February 19, 2009, the Company reached an agreement with the largest holder (the “Large Holder”) of its Series 2007-A convertible debentures (the “2007 Debentures”) to extend the maturity date of the $4.3 million principal amount of the 2007 Debentures held by the Large Holder from February 23, 2009 to February 23, 2010 (the “Extended Debentures”).

The Large Holder owned $4.3 million principal amount of the 2007 Debentures as of December 31, 2008 and February 23, 2009 (on which $0.8 million of interest was accrued as of February 23, 2009) and 8,580,000 of warrants issued in connection with the 2007 Debentures (the “2007 Debenture Warrants).  The Company and the Large Holder also agreed that the Company shall have the option to repay on February 23, 2009 the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures in either common shares of the Company or cash.  Upon the election by the Company to pay the accrued interest in common shares, the number of common shares is calculated by dividing the accrued interest owed by the US dollar equivalent of the volume weighted average market price of the Company’s common shares as quoted on the Toronto Stock Exchange during the five-day period ending February 23, 2009.  In consideration for the foregoing, the Company agreed to (i) issue 2,000,000 common shares of the Company to the Large Holder on February 23, 2009 (the “Large Holder Shares”), (ii) extend the expiration date of the 8,580,000 2007 Debenture Warrants issued to the Large Holder to March 4, 2010 (the “Large Holder Warrants”) and (iii) reduce the exercise price of the Large Holder Warrants from $0.50 to $0.25.

On February 23, 2009, the Company repaid the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures by issuing 2,444,765 common shares of the Company.

The terms and conditions of the $3.1 million aggregate principal amount of 2007 Debentures and 2007 Debenture Warrants not owned by the Large Holder were not amended and remained unchanged and principal and $0.6 million interest were repaid in cash on February 23, 2009.

The Company recorded a loss on modification of convertible debentures of $2.0 million comprised of $0.6 million for the Large Holder Shares, $1.3 million for the Large Holder Warrants and $0.1 million for administrative costs.  The Large Holder Warrants were assigned a fair value of $1.3 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 97%, an expected life of the warrants of one year, and an annual risk-free rate of 1.2%.

The Extended Debentures bear interest at a rate of 18% per annum and are convertible into common shares of the Company at $0.50.  The 2007 Debentures are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share.  The Company has the option to force conversion of the 2007 Debentures under certain circumstances.  The Extended Debentures are classified as a compound financial instrument for accounting purposes.

On the date of extension of the Extended Debentures, the $4.3 million principal was allocated to the relative fair values of the Debentures ($3.7 million) and the holder’s option to convert the principal balance into common shares ($0.6 million) (the “Conversion Option”).  The $3.7 million fair value of the Extended Debentures is classified as a liability, while the $0.6 million allocated to the Conversion Option is classified as a separate component within shareholders’ equity.

Over their one-year term, the Extended Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on the effective interest method.  For the three months ended March 31, 2009, the Company recorded accretion expense of $0.1 million related to the Extended Debentures, which is included in interest expense.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL

(a)	Shares issued in 2009

(i)           For the three months ended March 31, 2009, there were 2,833,333 shares issued upon exercise of warrants for proceeds of $0.5 million.  Each warrant exercised had an exercise price of $0.176.

(ii)           On February 20, 2009, the Company issued to a Firm (see Note 8(c)) 3,172,840 common shares of the Company and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.204 (Cdn$0.256) for services rendered.

(iii)           On February 23, 2009, the Company issued 2,444,765 common shares of the Company for payment of the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures (see Note 9).  In addition, the Company issued 2,000,000 common shares of the Company in consideration for extending the 2007 Debentures and extended 8,580,000 warrants from February 23, 2009 to March 4, 2010 and reduced the exercise price of these warrants from $0.50 to $0.25.

(b)	Warrants

The following table summarizes outstanding warrants as at March 31, 2009:

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	4,666,666	0.176	November 8, 2009
November 8, 2006	1,178,944	0.50	November 8, 2009
February 23, 2009	8,580,000	0.25	March 4, 2010
	14,425,610
		Exercisable in Cdn$
October 31, 2007	372,727	0.55	April 30, 2009 (1)
August 21, 2008	1,020,000	0.50	February 21, 2010
December 31, 2008	255,000	0.30	December 31, 2010
February 20, 2009	2,567,901	0.256	February 20, 2011
July 24, 2008	20,403,250	0.65	July 24, 2011
December 10, 2008	42,614,254	0.221	December 10, 2012
February 20, 2009	34,836,111	0.252	February 20, 2013
	102,069,243
	116,494,853

(1) These warrant expired unexercised on April 30, 2009.

In addition, 2,448,390 units issued to placement agents on July 24, 2008 (the Agents’ Units) are outstanding.  Each Agents’ Unit is exercisable at Cdn$0.60 for four years into one common share of the Company and one- half of one warrant (the Agents’ Warrant), with each whole Agents’ Warrant exercisable into one common share of the Company at Cdn$0.78.  The Agent’s Units and Agents’ Warrants expire on July 24, 2012.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL (continued)

(c)	Options

A summary of information concerning outstanding fixed stock options at March 31, 2009 is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2008	8,281,309	$0.77
Options granted	3,238,567	0.32
Options forfeited	(1,350)	1.36
Balance, March 31, 2009	11,518,526	$0.64

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2009:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	2.4	100,000	$0.46
676,700	February 18, 2013	2.24	3.9	676,700	2.24
260,000	March 10, 2014	2.05	4.9	260,000	2.05
25,000	May 19, 2014	1.44	5.1	25,000	1.44
20,200	August 10, 2014	0.95	5.4	20,200	0.95
1,159,750	March 10, 2015	0.65	5.9	1,159,750	0.65
100,000	August 4, 2015	0.27	6.3	100,000	0.27
300,000	December 12, 2015	0.20	6.7	300,000	0.20
125,000	March 28, 2016	0.65	7.0	125,000	0.65
200,000	May 23, 2016	0.53	7.2	200,000	0.53
108,000	August 10, 2016	0.48	7.4	108,000	0.48
40,000	November 9, 2016	0.32	7.6	40,000	0.32
2,940,246	February 6, 2017	0.57	7.9	2,940,246	0.57
49,825	May 23, 2017	0.46	8.4	24,913	0.46
2,098,988	March 27, 2018	0.66	9.0	1,049,494	0.66
21,250	August 12, 2018	0.37	9.4	–	–
55,000	November 11, 2018	0.15	9.6	–	–
3,238,567	March 31, 2019	0.32	10.0	–	–
11,518,526		$0.64	8.1	7,129,303	$0.79

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	March 31, 2009	March 31, 2008
Risk-free interest rate	1.9%	2.9%
Dividend yield	0%	0%
Volatility	78%	61%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$ 0.22	$ 0.39

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

11.	INTEREST EXPENSE

Interest expense consists of:

	March 31, 2009	March 31, 2008
Accretion on convertible debentures	$970	$893
Capital leases and other	57	255
	$1,027	$1,148

For the three months ended March 31, 2009, the Company recorded capitalized interest of $0.8 million.

12.	INCOME TAXES

The Company recorded a tax benefit of $0.2 million for the three months ended March 31, 2009 due to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.  The Company did not record a recovery for income taxes for the period ended March 31, 2008 as the net loss carry forwards are fully offset by a valuation allowance.

13.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options and of conversion of convertible debentures by applying the treasury stock method.

Earnings (loss) used in determining EPS are presented below for the three months ended March 31.

	2009	2008
Net (loss) income	$(24,753)	$3,654
Weighted average number of shares outstanding, basic	226,458,505	159,335,903
Dilutive securities:
Options	–	559,341
Warrants	–	5,127,349
Weighted average number of shares outstanding, diluted	226,458,505	165,022,593
Basic and diluted earnings (loss) income per share	$(0.11)	$0.02

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	36,486,837	5,540,249
Average exercise price of OWNI	$0.55	$1.02
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	8,580,000	15,304,200
Average conversion price of anti-dilutive convertible securities	$0.50	$0.50

Due to a net loss for the three months March 31, 2009, an additional 27.0 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

14.	COMMITMENTS AND CONTINGENCIES

(a)	Commitments for the Development of Black Fox

The Company had entered into a number of contractual commitments related to the development of Black Fox.  As of March 31, 2009, these commitments totaled approximately $14 million and are expected to become due within the next 12 months.

(b)	Environmental

As of March 31, 2009, the Company had commitments to post $4.1 million (Cdn$5.2) for the benefit of the Ministry of Northern Development and Mines to cover estimated costs of site reclamation at Black Fox.  The amounts are scheduled to be posted as follows: (1) $2.7 million (Cdn$3.4 million) in April 2009 and (2) $1.4 million (Cdn$1.8 million) in May 2009.  The Cdn$3.4 million was posted as scheduled in April 2009.

In addition to the Cdn$5.2 million commitments for bonding discussed in the above paragraph, upon acquisition of the mill at Black Fox in July 2008, the Company committed to replace the $1.0 million (Cdn$1.2 million) bond posted by St Andrew Goldfields Ltd. by July 28, 2009.  When the existing bond is replaced, the cash on deposit will be released to Apollo and Apollo will be required to pay $1.0 million (Cdn$1.2 million) to St Andrew Goldfields Ltd.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the three months ended March 31 are:

	2009	2008
-(Increase) decrease in:
Accounts receivable and other	$(344)	$(2,018)
Prepaids	8	244
Inventories	2,425	(1,918)
Increase (decrease) in:
Accounts payable	226	(692)
Accrued liabilities	275	(16)
Property and mining taxes payable	(58)	153
	$2,532	$(4,247)

(b)	Components of cash and cash equivalents are:

	March 31, 2009	March 31, 2008
Cash	$5,192	$1,142
Short-term investments	–	1,726
	$5,192	$2,868

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

(c)	Non-cash transactions for the three months ended March 31 are:

	2009	2008
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	582	–
Increase in property, plant and equipment due to assets acquired via issuance of notes payable	633	–
Increase in contributed surplus for the issuance of warrants to the Banks in connection with the Project Facility (Note 8(a)) and a corresponding decrease in debt for the debt discount	7,395	–
Increase in share capital and reduction in convertible debentures due to the conversion of Series 2007-A convertible debentures into common shares of the Company	–	481
Increase in share capital and a decrease in future income tax assets upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007	–	1,165

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include market risk, credit risk, liquidity risk, currency risk, interest rate risk and commodity risk.  Where material, these risks are reviewed and monitored by the Board of Directors.

(a)	Capital Risk Management

The Company manages its capital to ensure that it will be able to continue as a going concern while maximizing the return to shareholders through the optimization of its debt and equity balance. The Company’s overall strategy remains unchanged from 2008.

The capital structure of the Company consists of debt, convertible debentures and equity attributable to common shareholders, comprising issued share capital, equity component of convertible debentures, contributed surplus and deficit.

(b)	Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company.  The Company’s credit risk is limited to cash and cash equivalents, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities in the ordinary course of business.  Cash and cash equivalents, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities are placed with high-credit quality financial institutions.  The Company sells its metal production exclusively to large international organizations with strong credit ratings.  The balance of trade receivables owed to the Company in the ordinary course of business is not significant.  The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments.  Therefore, the Company is not exposed to significant credit risk.  Overall, the Company’s credit risk has not changed significantly from 2008.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  Other than disclosed in Note 7 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the year ended December 31, 2008.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated AAA when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  The current rating by Standard and Poor on Apollo’s ARS is A.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

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

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms.  The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.  At March 31, 2009, the Company is in compliance with its debt covenants.  The Company’s overall liquidity risk has not changed significantly from the prior year.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash and cash equivalents, restricted certificates of deposit and accounts payable.  For the three months ended March 31, 2009, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.1 million, respectively, for a 10% increase or decrease in the Canadian dollar.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility (Note 8(a)), the Company entered into certain option contracts.  See Note 8(b) for details.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of March 31, 2009, the Company’s significant outstanding borrowings consist of $41.5 million of the Project Facility (Note 8(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 9).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rate charged to the Company on the Project Facility during the three months ended March 31, 2009 was 0.5%.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rate paid by the Company during the first quarter of 2009 on its outstanding borrowings was 9.4%.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For the three months ended March 31, 2009, a 100 basis point increase or decrease in interest rates would not have had a significant impact on the amount of interest expense recorded during the quarter.

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

On February 20, 2009, in order to meet certain loan criteria of the Project Facility (Note 8(a)), the Company entered into certain gold forward sales contracts.  See Note 8(b) for details.

(g)	Fair Value Estimation

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities.  The Company’s ARS investments (see Note 5) are valued using a probability-weighted discounted cash flow valuation.  The Company’s valuation of the ARS investments considers possible cash flows and probabilities forecasted under certain potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring.  The major inputs included in the valuation are: (i) maximum contractual ARS interest rate, (ii) probability of passing auction/early redemption at each auction, (iii) probability of failing auction at each auction, (iv) probability of default at each auction, (v) severity of default, and (vi) discount rate.  Changes in these assumptions to reasonably possible alternative assumptions would not significantly affect the Company’s results.

The carrying value less impairment provision, if necessary, of cash and cash equivalents, restricted cash, restricted certificates of deposit, long-term investments, trade receivables and trade payables approximate their fair values.  In addition, as the interest rate on the Company’s credit facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

17.	SEGMENTED INFORMATION

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

17.	SEGMENTED INFORMATION (continued)

Amounts as at March 31, 2009 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$547	$1,662	$2,983	$5,192
Other non-cash current assets	3,081	1,877	2,846	7,804
	3,628	3,539	5,829	12,996
Long-term investments	–	–	1,036	1,036
Property, plant and equipment	7,333	107,610	3,032	117,975
Deferred stripping costs	184	–	–	184
Restricted certificates of deposit	8,216	7,249	8	15,473
Other long-term assets	–	103	–	103
Total assets	$19,361	$118,501	$9,905	$147,767

Current liabilities	$3,297	$31,929	$11,931	$47,157
Derivative instruments	–	–	14,266	14,266
Debt and other long-term liabilities	18	12,483	323	12,824
Accrued site closure costs	9,346	2,223	–	11,569
Future income tax liability	–	362	–	362
Deferred gain	97	–	–	97
Total liabilities	$12,758	$46,997	$26,520	$86,275

Amounts at December 31, 2008 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$12	$214	$2,871	$3,097
Other non-cash current assets	5,425	9,805	3,156	18,386
	5,437	10,019	6,027	21,483
Long-term investments	–	–	1,081	1,081
Property, plant and equipment	7,655	85,183	3,043	95,881
Deferred stripping costs	1,052	–	–	1,052
Restricted certificates of deposit	8,209	3,813	8	12,030
Other long-term assets	–	103	–	103
Total assets	$22,353	$99,118	$10,159	$131,630

Current liabilities	$4,376	$26,925	$9,113	$40,414
Debt and other long-term liabilities	44	967	4,888	5,899
Accrued site closure costs	9,165	1,398	–	10,563
Future income tax liability	–	447	–	447
Deferred gain	552	–	–	552
Total liabilities	$14,137	$29,737	$14,001	$57,875

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

17.	SEGMENTED INFORMATION (continued)

Amounts for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31, 2009
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$7,370	$–	$–	$7,370
Direct operating costs	8,403	–	–	8,403
Depreciation and amortization	301	–	10	311
General and administrative expenses	–	–	932	932
Accretion expense – accrued site closure costs	181	–	–	181
Amortization of deferred gain	(455)	–	–	(455)
Exploration and business development	–	64	163	227
	8,430	64	1,105	9,599
Operating income (loss)	(1,060)	(64)	(1,105)	(2,229)
Interest income	7	–	40	47
Interest expense	(29)	–	(998)	(1,027)
Debt transaction costs	–	(572)	(1,239)	(1,811)
Loss on modification of convertible debentures	–	–	(1,969)	(1,969)
Realized gains on derivative contracts	–	–	368	368
Unrealized losses on derivative contracts	–	–	(18,418)	(18,418)
Foreign exchange loss and other	–	–	97	97
Loss before income taxes	$(1,082)	$(636)	$(23,224)	$(24,942)

Investing activities Property, plant and equipment expenditures	$–	$21,866	$–	$21,866

	Three months ended March 31, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$15,902	$–	$–	$15,902
Direct operating costs	9,061	–	–	9,061
Depreciation and amortization	378	–	26	404
General and administrative expenses	–	–	929	929
Accretion expense – accrued site closure costs	177	–	–	177
Amortization of deferred gain	(555)	–	–	(555)
Exploration and business development	–	25	731	756
	9,061	25	1,686	10,772
Operating income (loss)	6,841	(25)	(1,686)	5,130
Interest income	52	–	74	126
Interest expense	(112)	–	(1,036)	(1,148)
Realized gains on derivative contracts	–	–	518	518
Unrealized losses on derivative contracts	–	–	(855)	(855)
Foreign exchange loss and other	–	–	(117)	(117)
Income before income taxes	$6,781	$(25)	$(3,102)	$3,654

Investing activities Property, plant and equipment expenditures	$80	$1,176	$–	$1,256

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

THIS SPACE INTENTIONALLY LEFT BLANK

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

	Mar 31, 2009	Dec 31, 2008
Total assets in accordance with Canadian GAAP	$147,767	$131,630
Bank indebtedness	–	(742)
Debt transactions costs (a)	16	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,298)	(12,864)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,572)	(1,617)
Deferred stripping costs (b)(iii)	(184)	(1,052)
Black Fox development costs(c)	(29,159)	(29,159)
Convertible debentures (d)	–	66
Total assets in accordance with U.S. GAAP	$104,570	$86,262

Total liabilities in accordance with Canadian GAAP	$86,275	$57,875
Bank indebtedness	–	(742)
Debt transactions costs (a)	(556)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(12,298)	(12,864)
Deferred gain (b)(i)	(97)	(552)
Convertible debentures (d)	468	118
Income taxes related to flow-through share issuance (e)	–	73
Warrants treated as liabilities under EITF 07-5 (h)	21,058	–
Total liabilities in accordance with U.S. GAAP	$94,850	$43,908

Total shareholders’ equity in accordance with Canadian GAAP	$61,492	$73,755
Debt transactions costs (a)	572	–
Deferred gain (b)(i)	97	552
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,572)	(1,617)
Deferred stripping costs (b)(iii)	(184)	(1,052)
Black Fox development costs (c)	(29,159)	(29,159)
Convertible debentures (d)	(468)	(52)
Income taxes related to flow-through share issuance (e)	–	(73)
Warrants treated as liabilities under EITF 07-5 (h)	(21,058)	–
Total shareholders’ equity in accordance with U.S. GAAP	$9,720	$42,354
Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$104,570	$86,262

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	Mar 31, 2009	Dec 31, 2008
Share capital	$192,275	$189,451
Note warrants	–	2,234
Contributed surplus	44,972	48,241
Deficit	(227,527)	(197,572)
Total shareholders’ equity in accordance with U.S. GAAP	$9,720	$42,354

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the net (loss) income and net (loss) income per share would be adjusted as follows:

	Three months ended March 31,
	2009	2008
Net (loss) income for the period, based on Canadian GAAP	$(24,753)	$3,654
Debt transaction costs (a)	572	(53)
Amortization of deferred gain (b)(i)	(455)	(555)
Change in depreciation of property, plant and equipment (b)(ii)	44	53
Capitalized deferred stripping and amortization (b)(iii)	868	1,058
Black Fox development costs (c)	–	(1,195)
Convertible debentures (d)	168	(1,330)
Warrants treated as liabilities under EITF 07-5 (h)	(4,753)	–
Income taxes (f)	(116)	628
Net (loss) income for the period based on U.S. GAAP	$(28,425)	$2,260
Comprehensive (loss) income based on U.S. GAAP	$(28,425)	$2,260
Basic and diluted net (loss) income per share in accordance with U.S. GAAP	$(0.13)	$0.01

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended March 31,
	2009	2008
Cash provided by operating activities based on Canadian GAAP	$1,556	$1,420
Debt transaction costs (a)	572	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(1,207)	(4,824)
Black Fox development costs (c)	–	(1,195)
Cash used in operating activities based on U.S. GAAP	921	(4,599)

Cash used in investing activities based on Canadian GAAP	(16,786)	(1,832)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	7	677
Black Fox development costs (c)	–	1,195
Restricted cash for Canadian flow-through expenditures (e)	3,825	745
Cash (used in) provided by investing activities based on U.S. GAAP	(12,954)	785

Cash provided by (used in) financing activities based on Canadian GAAP	17,329	(1,558)
Debt transaction costs (a)	(572)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	667	4,139
Cash provided by financing activities based on U.S. GAAP	17,424	2,581

Effect of exchange rate changes on cash	(4)	(14)

Net cash inflow (outflow) in accordance with U.S. GAAP	5,387	(1,247)
(Bank indebtedness) cash, beginning of period in accordance with U.S. GAAP	(742)	1,334
Cash, end of period in accordance with U.S. GAAP	$4,645	$87

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(a)	Debt transaction costs

Under Canadian GAAP, the Company expenses debt transaction costs when they are incurred.  Under U.S. GAAP, debt transaction costs are capitalized and amortized over the term of the related debt.  Accordingly, for U.S. GAAP purposes, cumulative adjustments of a $0.6 million reduction in debt and a $0.6 million reduction in deficit have been recorded as at March 31, 2009.

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

(ii)	Impairment of property, plant and equipment

Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves.  In 2002, under U.S. GAAP, write-downs were determined using current proven and probable reserves only and did not include mineral resources expected to be converted in to mineral reserves.  Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and an adjustment to the related depreciation has been recorded.

(iii)	Deferred stripping costs

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces.  Under U.S. GAAP, these expenditures are expensed as incurred.

(c)	Black Fox Project

Effective April 2008, under U.S. GAAP mining development costs at the Black Fox Project are capitalized as they are under Canadian GAAP.  Prior to April 2008, mining development costs at the Black Fox Project were expensed as incurred under U.S. GAAP.  Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at March 31, 2009.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(d)	Convertible debentures

Under Canadian GAAP, the Extended Debentures were recorded as a compound financial instrument.  Under U.S. GAAP, the Extended Debentures are treated as a liability.

(e)	Derivative instruments

The following additional tabular presentation of derivative instruments is required by U.S. GAAP under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).

There were no derivatives designated as hedging instruments under SFAS 133 at either March 31, 2009 or December 31, 2008.  There were no differences in classification or valuation of derivative instruments between U.S. GAAP and Canadian GAAP at either March 31, 2009 or December 31, 2008.  Refer to Notes 5 and 8(b) for further discussion of derivative instruments.

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Gold forward contracts	n/a	$–	Derivative instruments	$54	Derivative instruments	$16,106	n/a	$–
Silver forward contracts	n/a	–	Derivative instruments	139	n/a	–	n/a	–
Lead forward contracts	n/a	–	Derivative instruments	359	n/a	–	n/a	–
Canadian currency forward contracts	n/a	–	n/a	–	Derivative instruments	$1,760	n/a	–
Total derivatives		$–		$552		$17,866		$–

(f)	Flow-through common shares

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  As at March 31, 2009, the Company had no unexpended flow-through funds (December 31, 2008 – $3.8 million).

(g)	Income taxes

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

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  The Company and/or one of its subsidiaries are subject to the following material taxing jurisdictions:  United States and Canada.  The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has no accrued interest or penalties related to uncertain tax positions as of March 31, 2009.

(h)	Changes in accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The provisions of SFAS 141(R) were adopted January 1, 2009.  The adoption of SFAS 141(R) had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The provisions of SFAS 160 were adopted January 1, 2009.  The adoption of SFAS 160 had no impact on the Company’s financial position, results of operations, or cash flows.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In February 2008, the FASB staff issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 were adopted January 1, 2009.  The adoption of SFAS 160 had no impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS 161. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 were adopted January 1, 2009.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued FASB Staff Positions (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlements)”.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As the Company has had no convertible debt instruments that could be settled in cash upon conversion, whether in full or partially, the adoption of FSP APB 14-1 had no impact on the Company’s financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”.  The provisions of FSP EITF 03-6-1 were adopted January 1, 2009.  The adoption of FSP EITF 03-6-1 had no impact on the Company’s financial position, results of operations, cash flows, or earnings per share data.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  The provisions of EITF 07-5 were adopted January 1, 2009.

Under EITF 07-5, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of March 31, 2009 and January 1, 2009, the Company had 109.2 million and 74.6 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 currently exercisable at $0.176 warrants) (see Note 10).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under FAS 133.  The warrants thereby must be accounted for separately as derivative instruments, rather than as equity instruments.  Accordingly, for U.S. GAAP purposes, the Company has assessed the fair value of these warrants as of January 1, 2009 and recorded a reduction in contributed surplus of $6.7 million, an increase in opening deficit of $1.5 million and an $8.2 million increase in liabilities.  As of March 31, 2009, the Company has assessed the fair value of these warrants and recorded cumulative adjustments as follows, a reduction in contributed surplus of $14.8 million, an increase in deficit of $6.3 million and a $21.1 million increase in liabilities.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2009
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

These warrants were fair valued at January 1 and March 31, 2009 using an option pricing model with the following assumptions (in respective terms where assumptions varied between dates):  no dividends are paid, weighted average volatily of the Company’s share price of 81%, weighted average expected lives of the warrants of 3.2 and 3.3 years, and weighted average annual risk-free rate of 1.4%.

(i)	Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 107-1 will be effective for the Company for the quarter ending June 30, 2009.  The adoption of FSP 107-1 will not have an impact on the Company’s financial position and results of operations.

19.	SUBSEQUENT EVENT

On April 30, 2009, milling operations at the Montana Tunnels mine ceased and the mine and mill were placed under care and maintenance at that time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars.

The following discussion and analysis should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as with the consolidated financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to ‘‘we,’’ ‘‘our,’’ “us,” the “Company” or ‘‘Apollo’’ refer to Apollo Gold Corporation and its subsidiaries collectively.  The financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP).  For a reconciliation to GAAP in the United States (U.S. GAAP), see Note 18 to the consolidated financial statements set forth above.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production.  Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes.  The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.  See “Reconciliation of Cash Operating and Total Production Costs Per Ounce” below.  References in this Form 10-Q to “$” are to United States dollars.  Canadian dollars are indicated by the symbol “Cdn$”.

Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three months ended March 31, 2008, $0.5 million that was recorded as cash inflows from investing activities has been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including exploration and development of mineral deposits principally in North America.  We own Black Fox, an open pit mine and mill located in the Province of Ontario, Canada (the “Black Fox project”).  The Black Fox project consists of an open pit mine site situated seven miles east of Matheson and a mill complex 12 miles west of Matheson.  Mining of ores from the open pit at the Black Fox project began in March 2009 and milling operations commenced in April 2009.  The Black Fox project also includes an underground mine, of which we expect will commence mining operations in 2011.

We are the operator of the Montana Tunnels mine, which is a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Montana Tunnels mine is an open pit mine and mill located near Helena, Montana, which produced gold doré and lead-gold and zinc-gold concentrates.  The Montana Tunnels mine ceased milling operations on April 30, 2009 and we placed the mine and mill on care and maintenance at that time.

We also own Mexican subsidiaries which own concessions at the Huizopa exploration property located in the Sierra Madres in Chihuahua, Mexico.

Black Fox

We commenced open pit operations at the Black Fox project with the first blast on March 18, 2009 and as of May 1, 2009, we had mined 240,000 tonnes of material of which 75,000 tonnes was ore.  16,000 tonnes of this ore has been crushed and transported to the Black Fox mill located 26 kilometers west of the mine site.

The commissioning of the upgraded mill, with the exception of the new ball mill, commenced in mid April utilizing an existing low grade ore stockpile and it has progressed steadily throughout the month of April.  During the first week of May 2009, the new ball mill was brought online and we are now processing normal grade ores from the Black Fox open pit.  We expect the throughput rate will be slowly increased towards our primary objective of 1,500 tonnes of ore per day by the end of May as previously forecast.  The first gold pour and sales are scheduled to occur prior to the end of May 2009.

Capital expenditures for the three months ended March 31, 2009 were approximately $22 million, which included (1) $13 million towards the cost of upgrading the Black Fox mill to increase its throughput rate from 1,100 tonnes per day to 2,000 tonnes per day, (2) $3 million for contract pond and road construction at the mine site and (3) capitalized expenditures of $6 million including contract pre-stripping of the open pit.

On February 20, 2009, we entered into a $70 million project debt facility agreement (“Project Facility”) with Macquarie Bank Ltd. and RMB Australia Holdings Limited (“the Banks”).  See “Material Changes in Liquidity” below for a detailed discussion of the Project Facility.

As a part of the Project Facility, we entered into a hedging program with the Banks covering both gold sales and part of our Canadian dollar operating costs.  Specifically, we have entered into a 250,430 ounce gold forward sales program which will be allocated across the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  We entered into a program to purchase Cdn$70.2 million for the equivalent of US$58 million, at an exchange rate of US$1 = Cdn$1.21, over a period covering the four year term of the Project Facility.

Montana Tunnels

During the first quarter 2009, the mill processed 1,086,163 tons of ore, which had been stockpiled as of December 31, 2008, at an average throughput of 12,100 tons per day for the quarter.  As at March 31, 2009, the ore stockpile sitting alongside the mill was sufficient for the mill to operate through April 30, 2009.  Payable production in the first quarter was 7,700 ounces of gold, 99,000 ounces of silver, 2,392,000 pounds of lead and 8,185,000 pounds of zinc.  Apollo’s share of this production is 50%.

Grade:		Recoveries:
Gold ounces per ton	0.0105	Gold	75.63%
Silver ounces per ton	0.1611	Silver	76.75%
Lead %	0.1600	Lead	89.86%
Zinc %	0.5360	Zinc	85.17%

Total cash costs for the first quarter 2009 on a by-product basis were $1,217 per ounce of gold and on a co-product basis they were $1,083 per ounce of gold, $16.87 per ounce of silver, $0.68 per lb of lead and $0.63 per lb of zinc.  For the first quarter 2009, the higher cash costs per ounce of gold on a by-product basis compared to the first quarter 2008 are mainly the result of a 59% reduction in by-product credits due to a 58% decline in realized zinc prices and a 49% decrease in realized lead prices combined with a 44% decline in lead production.

The Montana Tunnels mine ceased milling operations on April 30, 2009 and we placed the mine and mill on care and maintenance at that time.

We have received all necessary permits to expand the current pit, which expansion plan we refer to as the M Pit project.  The M Pit project would involve a 12 month pre-stripping program that would cost approximately $70 million, during which time no ore would be produced.  We are not currently engaged in discussions with financing sources for our estimated $35 million share of the financing costs.  The decision to proceed with the M Pit project must be agreed to by both Apollo and Elkhorn.  We and our joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on securing financing for the $70 million and the prices of gold, silver, lead and zinc and available smelter terms.

Huizopa Project

Following the completion of our 2008 drilling program, we expect to publish a Canadian National Instrument 43-101 for the Huizopa project by the end of May 2009.  This 43-101 will more fully describe the property and the drill results.  This 43-101 will not contain any resources or reserves.

Production & Metals Price Averages

The table below summarizes our share of production of gold, silver and other metals, as well as average metal prices and other key statistics, for each period indicated:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Metal Sales:
Gold (ounces)	3,865	6,933
Silver (ounces)	49,649	85,048
Lead (pounds)	1,195,994	2,124,695
Zinc (pounds)	4,092,730	4,431,797
Total revenue ($millions)	$7.4	$15.9
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$1,217	$(3)
Total production costs per ounce of gold	$1,295	$132
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$1,083	$561
Total cash costs per ounce of silver	$16.87	$8.20
Total cash costs per pound of lead	$0.68	$0.81
Total cash costs per pound of zinc	$0.63	$0.62
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$909	$927
Silver - London bullion mkt. ($/ounce)	$12.61	$17.68
Lead - LME ($/pound)	$0.53	$1.31
Zinc - LME ($/pound)	$0.52	$1.10

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended March 31, 2009	Three months ended March 31, 2008
Gold ounces sold	3,865	6,933
Direct operating costs	$8,402	$9,059
Less: Mining taxes, royalty expenses	327	491
By-product credits	3,698	9,079
Cash operating cost	4,377	(511)
Cash operating cost per ounce of gold	$1,132	$(74)
Cash operating costs	4,377	(511)
Add: Mining taxes, royalty expenses	327	491
Total cash costs	4,704	(20)
Total cash cost per ounce of gold	$1,217	$(3)
Total cash costs	4,704	(20)
Add: Depreciation & amortization (operations only)	300	934
Total production costs	5,004	914
Total production cost per ounce of gold	$1,295	$132

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue from the Sale of Minerals

Revenue for the three months ended March 31, 2009 decreased 54% to $7.4 million from $15.9 million for the same period in 2008.  Decreased production levels and lower prices of lead, zinc and silver contributed to the lower revenues in the first quarter of 2009 compared to 2008.

Operating Expenses

Direct Operating Costs.  Direct operating costs, which includes mining costs, processing costs and smelting and refining charges at the Montana Tunnels mine, for the three months ended March 31, 2009 decreased 7% to $8.4 million from $9.1 million for the three months ended March 31, 2008.  This decrease is result of lower production in the first quarter of 2009 compared to the first quarter of 2008.

Depreciation and Amortization.  Depreciation and amortization expenses were $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses.  General and administrative expenses were $0.9 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.2 million for the three months ended March 31, 2009 compared to $0.2 million for the same period in 2008.

Amortization of Deferred Gain.  Amortization of deferred gain relating to the transfer of assets and liabilities to Montana Tunnels joint venture was $0.5 million for the three months ended March 31, 2009 compared to $0.6 million for the same period in 2008.

Exploration and Business Development Expense.  Expenses for exploration and development, consisting of drilling and related land expenses mainly at our Huizopa project in Mexico, totaled $0.2 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.  The lower expenditures in 2009 were a direct result of lower exploration activity in Mexico.

Total Operating Expenses.  As a result of these expense components, our total operating expenses decreased 11% to $9.6 million for the three months ended March 31, 2009, from $10.8 million for the three months ended March 31, 2008.

Other Income (Expenses)

Interest Income and Interest Expense.  We realized interest income of $0.1 million and interest expense of $1.0 million during the three months ended March 31, 2009 compared to $0.1 million in interest income and $1.1 million in interest expense during the three months ended March 31, 2008.  Additionally, interest of $0.8 million was capitalized for the development of the Black Fox project, which included $0.2 million of accretion on the debt discount for the Project Facility.

Debt Transaction Costs.  During the three months ended March 31, 2009, we recorded debt transaction costs and loss on modification of debt of $1.8 million.  The $1.8 million costs are comprised of (1) $0.6 million for legal and other administrative costs associated with the Project Facility and (2) $1.2 million related to the issuance of common shares and warrants issued to a financial advisory services firm for services (See Note 8(c) to the financial statements for further details).

Loss on Modification of Convertible Debentures.  During the three months ended March 31, 2009, we recorded a loss on modification of convertible debentures of $2.0 million.  The $2.0 million loss is in connection with the issuance of shares and warrants in for the one year extension of $4.3 million face value Series 2007-A convertible debentures.

Unrealized Losses on Derivative Contracts.  Unrealized losses on derivative contacts of $18.4 million for the three months ended March 31, 2009 are comprised of (1) a $0.5 million loss for the change in value recorded for gold, silver and lead contracts held as of December 31, 2008 that matured during the quarter, (2) a $16.1 million loss recorded for the fair value of gold forward sales contracts as of March 31, 2009 that were entered into on February 20, 2009 in connection with the Project Facility and (3) a $1.8 million loss recorded for the fair value of Canadian dollar contracts as of March 31, 2009 that were entered into on February 20, 2009 also in connection with the Project Facility.

Net Income (Loss)

As a result of the foregoing, the Company recorded a net loss of $24.8 million, or ($0.11) per share, for the three months ended March 31, 2009, as compared to net income of $3.7 million, or $0.02 per share, for the three months ended March 31, 2008.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by the Montana Tunnels joint venture.  At March 31, 2009, we had cash of $5.2 million, compared to cash of $2.9 million at December 31, 2008.  The increase in cash since December 31, 2008 is primarily the result of financing cash inflows of $17.3 million and operating cash inflows of $1.6 million, partially offset by investing cash outflows of $16.8 million.

During the three months ended March 31, 2009, net cash used in investing activities totaled $16.7 million.  Capital expenditures for property, plant and equipment of $21.9 million were for the development of the Black Fox project.  Cash inflows for restricted cash and certificates of deposit of $5.1 million were comprised of $10.0 million being release from restricted cash upon meeting certain requirements of our lenders which were offset by (1) a $1.7 million increase in restricted cash due to the balance of cash in a restricted account controlled by the Banks as of March 31, 2009 and (2) a $3.2 million increase in our environmental bonding posted during the quarter for Black Fox reclamation.

During the three months ended March 31, 2009, cash provided by financing activities was $17.3 million.  Cash inflows of financing activities included drawdowns of the $38.0 million Project Facility ($41.5 million less the arrangement fee of $3.5 million) and the exercise of 2.8 million warrants at an exercise price of $0.176 per common share for proceeds of $0.5 million.  These inflows were partially offset by cash outflows for repayment of debt of $21.2 million which included the repayment of a $15.0 bridge facility.

We estimate that with our March 31, 2009 cash balance of $5.2 million, the projected cash flows from Black Fox and the utilization of the undrawn amounts of the $70.0 million Project Facility, we will have sufficient funds to (1) fund the remainder of the 2009 work programs for the continued development of Black Fox, (2) fund $0.5 million of exploration at Huizopa, (3) repay $15.3 million principal due in 2009 on the Project Facility and (4) fund corporate overhead.

Black Fox $70 Million Project Facility

The Project Facility refinanced a $15 million bridge facility (the “Bridge Facility”) entered into on December 10, 2008.  Under the Project Facility agreement, we may borrow up to $70 million from the Banks at any time between February 20, 2009 and June 30, 2009, after which time any undrawn portion of the $70 million commitment will be cancelled and will no longer be available for drawdown.  The Project Facility requires us to use proceeds from the facility only for: (i) the funding of the development, construction and operation of our Black Fox project; (ii) the funding of certain fees and costs due under the Project Facility and certain related project agreements; (iii) corporate expenditures of up to $7 million as approved by the Banks in our corporate budget ($3.7 million of which was used to repay the February 2007 convertible debentures, and interest thereon, not held by RAB Special Situation (Master) Fund Limited (“RAB”)); (iv) repayment of $15.3 million principal and interest under the Bridge Facility and (v) any other purpose that the Banks approve.

The Project Facility was subject to an arrangement fee of $3.47 million, which was paid upon the initial drawdown under the Project Facility, and a commitment fee equal to 1% per annum calculated on a daily basis on the average monthly balance of the undrawn commitment, which is payable in arrears on March 31, 2009 and June 30, 2009.  Amounts borrowed under the Project Facility bear interest at the London interbank offered rate (“LIBOR”) plus 7% per annum and interest is payable monthly commencing March 31, 2009 and in accordance with the applicable interest period (currently monthly but may be monthly, quarterly or such other period agreed to by the Banks and us).  Once fully drawn, the $70 million principal amount is repayable by us in accordance with the following schedule:

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

The Project Facility contains various financial and operational covenants that impose limitations on us.  These include, among other things, limitations and covenants regarding:  (i) the conduct of the Black Fox project and use of related assets; (ii) the completion of the Black Fox project; (iii) the use of our funds; (iv) compliance with applicable laws and permits; (v) mining rights at the Black Fox project; (vi) our corporate budget; (vii) provision of information; (viii) maintenance of accounting records; (ix) maintenance of corporate existence; (x) compliance with certain material agreements; (xi) capital maintenance requirements; (xii) payment of indebtedness and taxes; (xiii) amendments to existing agreements relating to the Black Fox project or entry into any such agreements; (xiv) amendments to governing documents; (xv) disposition of or encumbrance of certain assets; (xvi) engaging in other lines of business; (xvii) incurrence of indebtedness; (xviii) related party transactions; (xix) creation of new subsidiaries; (xx) dividends and other distributions; (xxi) maintenance of the property securing the Project Facility; (xxii) insurance; (xxiii) subordination of intercompany claims; (xxiv) tradability of the warrant shares under Canadian securities laws; (xxv) registration of the warrant shares under United States securities laws; (xxvi) maintenance of listing status on the TSX and status as a reporting issuer under Canadian securities laws; (xxvii) maintenance of certain financial coverage ratios and minimum project reserves; (xxviii) satisfaction of a minimum tangible net worth test; and (xxix) maintenance of the hedging arrangements described above; and (xxx) the operation of the Black Fox project in compliance with an agreed cash flow budgeting and operational model.

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

As at March 31, 2009, the Company was in compliance with the various financial and operational covenants of the Project Facility.

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

In December 2008, we retained Haywood Securities Inc., (“Haywood”), to provide financial and advisory services, in connection with the repayment or restructuring of the February 2007 convertible debentures.  In consideration for those services, we agreed to issue 1,000,000 of our common shares to Haywood by February 28, 2009.  In addition, the Black Fox Project Facility constituted an “alternative transaction” under the terms of our agreement with Haywood, which required us to pay certain compensation to Haywood.  Specifically, we were obligated to compensate Haywood by issuing to it 2,172,840 common shares and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of Cdn$0.256 per share.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

Not applicable.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ENVIRONMENTAL

The Company’s current environmental liabilities are at Montana Tunnels and Black Fox.  As of March 31, 2009, we have accrued $11.6 million related to reclamation, an increase of $1.0 million from December 31, 2008.  These liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property totaling $17.3 million at March 31, 2009.  We have accrued the present value of management’s estimate of the environmental liabilities as of March 31, 2009.

DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under Canadian GAAP and reconciles to U.S. GAAP.  The application of U.S. GAAP has a significant effect on the net loss and net loss per share.  For a detailed explanation see Note 18 of our interim financial statements.

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

For other critical accounting policies, please refer to those disclosed in our 10-K filing for the year ended December 31, 2008 and to the changes in accounting policies described below.

CHANGES IN ACCOUNTING POLICIES

Effective January 1, 2009, the Company adopted Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Concurrent with the introduction of this standard, the CICA restricted the application of EIC 27, Revenues and Expenditures in the Pre-operating Period (“EIC 27”).  The adoption of Section 3064 on January 1, 2009, did not have a material impact on the Company’s financial condition, operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of March 31, 2009, the Company had $41.5 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and repayable in monthly installments (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2009, a one percent change in interest rates would affect our annual interest expense by $0.5 million.

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

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows.  Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.  We have entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.0 for Cdn$ equivalent of US$58 million over a four year period commencing April 2009.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold.  Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company.  The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices.  Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  These contracts cover 250,430 ounces at an average price of $876 per ounce over a four year period commencing May 2009.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II --- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

APOLLO GOLD CORPORATION

Date: May 15, 2009	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date: May 15, 2009	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act