Form 10-Q
period 2009-06-30
APOLLO GOLD CORP
filed 2009-08-14
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐       No ☑

At August 11, 2009, there were 261,422,224 common shares of Apollo Gold Corporation outstanding.

TABLE OF CONTENTS

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  These statements include comments regarding:

•	plans for the development of and production at the Black Fox project including, without limitation, the timing of the development of the underground mine at Black Fox;

•	estimates of future production at Black Fox;
•	our ability to reschedule quarterly principal payments under the Black Fox project finance facility;
•	our ability to meet our repayment obligations under the Black Fox project finance facility;
•	plans for and our ability to finance exploration at our Huizopa and Grey Fox properties;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due February 23, 2010;
•	the future effect of recent issuances and registration for immediate resale of a significant number of common share purchase warrants on our share price;
•	future financing of projects, without limitation, including the financing required for the M Pit expansion at Montana Tunnels;
•	costs associated with placing the Montana Tunnels mine and mill on care and maintenance and the decision to undertake the M Pit expansion;
•	liquidity to support operations and debt repayment;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows derived therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs and reclamation liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

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

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars.  This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three and six months ended June 30, 2008, $1.4 million and $2.0 million, respectively, that were recorded as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT
Cash and cash equivalents	$1,834	$3,097
Restricted cash	4,499	10,000
Accounts receivable and other	3,062	3,134
Derivative instruments (Note 5)	469	552
Prepaids	697	546
Inventories (Note 6)	7,733	4,154
Total current assets	18,294	21,483
Derivative instruments (Note 5)	1,773	–
Long-term investments (Note 7)	1,094	1,081
Property, plant and equipment	137,533	95,881
Deferred stripping costs	–	1,052
Restricted certificates of deposit	21,590	12,030
Other long-term assets	107	103
TOTAL ASSETS	$180,391	$131,630
LIABILITIES
CURRENT
Accounts payable	$11,482	$13,827
Accrued liabilities	1,861	1,449
Property and mining taxes payable	883	1,146
Derivative instruments (Note 5 and Note 8(b))	3,708	–
Current portion of debt (Note 8(a))	22,798	20,636
Convertible debentures	4,138	3,356
Total current liabilities	44,870	40,414
Accrued long-term liabilities	330	316
Derivative instruments (Note 5 and Note 8(b))	13,024	–
Debt (Note 8(a))	44,411	1,012
Convertible debentures	–	4,571
Accrued site closure costs	14,079	10,563
Future income tax liability	393	447
Deferred gain (Note 4)	–	552
TOTAL LIABILITIES	117,107	57,875

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Share capital (Note 10)	191,914	188,927
Equity component of convertible debentures	584	1,987
Debenture note warrants	–	2,234
Contributed surplus	35,349	21,683
Deficit	(164,563)	(141,076)
TOTAL SHAREHOLDERS’ EQUITY	63,284	73,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$180,391	$131,630

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue from sale of minerals	$7,558	$10,019	$14,928	$25,921
Operating expenses
Direct operating costs	5,044	9,469	13,447	18,530
Depreciation and amortization	1,417	355	1,728	759
General and administrative expenses	1,096	1,159	2,028	2,088
Accretion expense – accrued site closure costs	250	178	431	355
Amortization of deferred gain	(97)	(369)	(552)	(924)
Exploration and business development	302	1,001	529	1,757
	8,012	11,793	17,611	22,565
Operating (loss) income	(454)	(1,774)	(2,683)	3,356
Other income (expenses)
Interest income	38	83	85	209
Interest expense (Note 8)	(1,434)	(1,021)	(2,461)	(2,169)
Debt transaction costs (Note 8(a) and (c))	(10)	–	(1,821)	–
Loss on modification of debentures (Note 9)	–	–	(1,969)	–
Realized (losses) gains on derivative contracts	(492)	1,432	(124)	1,950
Unrealized (losses) gains on derivative contracts	3,376	122	(15,042)	(733)
Foreign exchange gain (loss) and other	242	(108)	339	(225)
Income (loss) before income taxes	1,266	(1,266)	(23,676)	2,388
Income taxes (Note 12)	–	(63)	189	(63)
Net income (loss) and comprehensive income (loss) income for the period	$1,266	$(1,329)	$(23,487)	$2,325

Basic net income (loss) per share (Note 10)	$0.01	$(0.01)	$(0.10)	$0.01
Diluted net income (loss) per share (Note 10)	$0.00	$(0.01)	$(0.10)	$0.01

Basic weighted-average number of shares outstanding	234,162	161,169	230,453	160,252
Diluted weighted-average number of shares	289,454	161,169	230,453	165,885

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

	Number of Shares	Share Capital	Equity Component of Convertible Debentures	Debenture Note Warrants	Contributed Surplus	Deficit	Total
	(U.S. dollars and shares in thousands)

Balance, December 31, 2007	156,248	$166,424	$2,238	$2,292	$14,591	$(142,672)	$42,873
Shares issued for services	650	351	–	–	–	–	351
Units issued for cash and related compensation warrants	40,806	14,885	–	–	3,247	–	18,132
Flow-through shares issued for cash and related compensation warrants	20,000	8,028	–	–	104	–	8,132
Warrants issued for services	–	–	–	–	2,907	–	2,907
Warrants exercised	3,272	1,463	–	(58)	(1)	–	1,404
Conversion of debentures	1,884	834	(251)	–	–	–	583
Income tax benefits renounced in connection with issuance of flow-through shares	–	(3,058)	–	–	–	–	(3,058)
Stock-based compensation	–	–	–	–	835	–	835
Net income and comprehensive income	–	–	–	–	–	1,596	1,596
Balance, December 31, 2008	222,860	188,927	1,987	2,234	21,683	(141,076)	73,755

Shares issued for services (Note 10(a)(ii and iii))	5,173	1,553	–	–	–	–	1,553
Shares issued in settlement of interest (Note 9)	2,445	772	–	–	–	–	772
Warrants issued for services (Notes 8(a) and 10(a)(ii and iii))	–	–	–	–	9,089	–	9,089
Warrants exercised (Note 10(a)(i))	4,833	851	–	–	–	–	851
Expiration of note warrants	–	–	–	(2,234)	2,234	–	–
Redemption of debentures	–	–	(1,987)	–	1,987	–	–
Equity component of convertible debentures (Note 9)	–	–	584	–	–	–	584
Income tax benefits renounced in connection with issuance of flow-through shares	–	(189)	–	–	–	–	(189)
Stock-based compensation	–	–	–	–	356	–	356
Net loss and comprehensive loss	–	–	–	–	–	(23,487)	(23,487)
Balance, June 30, 2009	235,311	$191,914	$584	$–	$35,349	$(164,563)	$63,284

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities
Net income (loss) for the period	$1,266	$(1,329)	$(23,487)	$2,325
Items not affecting cash:
Depreciation and amortization	1,417	355	1,728	759
Amortization of deferred stripping costs	184	704	1,052	1,762
Stock-based compensation	174	240	356	382
Shares and warrants issued for services and payment of interest	–	–	4,020	–
Accretion expense – accrued site closure costs	250	178	431	355
Interest expense – amortization of debt discount	469	–	469	–
Interest expense – accretion of convertible debentures	312	877	1,282	1,770
Interest paid on convertible debentures	–	–	(567)	(1,016)
Amortization of deferred gain	(97)	(369)	(552)	(924)
Unrealized (gains) losses on derivative instruments	(3,376)	(122)	15,042	733
Foreign exchange (gain) loss and other	(328)	160	(290)	215
Income taxes	–	–	(189)	–
Net change in non-cash operating working capital items (Note 12)	(3,009)	3,468	(477)	(779)
Net cash (used in) provided by operating activities	(2,738)	4,162	(1,182)	5,582

Investing activities
Property, plant and equipment expenditures	(18,589)	(2,388)	(40,455)	(3,644)
Restricted certificate of deposit and other assets	(9,144)	(2,183)	(4,064)	(2,759)
Net cash used in investing activities	(27,733)	(4,571)	(44,519)	(6,403)

Financing activities
Proceeds from exercise of warrants	352	–	851	1,404
Proceeds from debt	28,500	955	66,534	955
Payments of debt	(1,834)	(2,782)	(23,038)	(5,744)
Net cash provided by (used in) financing activities	27,018	(1,827)	44,347	(3,385)

Effect of exchange rate changes on cash and cash equivalents	95	(30)	91	(44)

Net decrease in cash and cash equivalents	(3,358)	(2,266)	(1,263)	(4,250)
Cash and cash equivalents, beginning of period	5,192	2,868	3,097	4,852
Cash and cash equivalents, end of period (Note 12)	$1,834	$602	$1,834	$602

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,550	$114	$2,475	$1,502
Income taxes paid	$–	$–	$25	$–

See Note 12 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

1.	CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Montana Tunnels joint venture (Note 4).  The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and/or equity securities, and/or generate cash flow from the Black Fox mine.  Currently, the Company is in discussions with the Banks under the Project Facility (See Note 8(a)) regarding the possibility of rescheduling the quarterly repayment installments, which are scheduled to commence September 30, 2009, to better reflect the expected cash flows from production at Black Fox for the next twelve months.

As of June 30, 2009, the Company has a working capital deficiency of $26.6 million and an accumulated deficit of $164.6 million.  In addition, as at June 30, 2009, the Company held cash and cash equivalents of $1.8 million and had current debt obligations of $26.9 million consisting of (1) the current portion of the project financing facility of $19.8 million due in quarterly installments beginning on September 30, 2009 (Note 8(a)), (2) the current portion of the outstanding principal of the Series 2007-A convertible debentures of $4.1 million due in February 2010 (Note 9), and (3) $3.0 million for other current debt.  Additionally, as of June 30, 2009, the Company has committed to make capital expenditures of approximately $4 million for the development of Black Fox (Note 14(a)).  Based on the current cash balance, the successful rescheduling of the quarterly installment payments of the Project Facility, and the projected cash flows from Black Fox and the Cdn$13.0 million equity financing completed on July 16, 2009 (See Note 19), the Company expects to have sufficient funds to (1) repay the $26.9 million current debt obligations listed above, (2) fund the capital commitments for the development of Black Fox, and (3) fund corporate expenditures.

If the Company is unable to generate sufficient cash flow from Black Fox or unable to reschedule the quarterly installment payments under the Project Facility, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including the exploration and development of potential mining properties and acquisition of mining claims.  Apollo owns Black Fox, an open pit mine and mill located near Matheson in the Province of Ontario, Canada (“Black Fox”).  Mining of ores at the Black Fox Project began in March 2009, milling operations commenced in April 2009, and commercial production commenced in late May 2009.

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
Six month period ended June 30, 2009
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

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.  Interim results are not necessarily indicative of the results expected for the fiscal year.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three and six months ended June 30, 2008, $1.4 million and $2.0 million, respectively, that were as recorded as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

(a)	Changes in accounting policies

Effective January 1, 2009, the Company adopted Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Concurrent with the introduction of this standard, the CICA restricted the application of EIC 27, Revenues and Expenditures in the Pre-operating Period (“EIC 27”).  The adoption of Section 3064 on January 1, 2009, did not have a material impact on the Company’s financial condition or operating results.

In January 2009, the CICA issued EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which requires the Company to consider its own credit risk as well as the credit risk of its counterparty when determining the fair value of financial assets and liabilities, including derivative instruments.  The accounting treatments provided in EIC-173 have been applied in the preparation of these financial statements and as required have been applied retrospectively without restatement of prior periods.  The adoption of this standard did not have a material impact on the valuation of financial assets or liabilities.

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
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.	MONTANA TUNNELS JOINT VENTURE (continued)

Apollo accounts for its 50% interest in the Montana Tunnels joint venture using the proportionate consolidation method.  As of December 31, 2006, the Company recorded a deferred gain on the transfer of assets and liabilities to the joint venture of $3.8 million.  The deferred gain was amortized using the units-of-production method over the expected life of the operation based on the estimated recoverable gold equivalent ounces.  Amortization of the deferred gain was $0.1 million and $0.6 million for the three and six months ended June 30, 2009 and $0.4 million and $0.9 million for the three and six months ended June 30, 2008, respectively.

As of April 30, 2009, Montana Tunnels was placed under care and maintenance.  Associated property, plant and equipment depreciable on a straight-line basis continue to be depreciated, while property, plant and equipment depreciable on a units-of-production basis have ceased being depreciated in conjunction with the cessation of production.

Apollo’s 50% share of the assets and liabilities of the Montana Tunnels joint venture is as follows:
	June 30, 2009	December 31, 2008
Cash and cash equivalents	$898	$12
Other non-cash current assets	1,422	5,323
	2,320	5,335
Property, plant and equipment	7,164	7,647
Deferred stripping costs	–	1,052
Restricted certificates of deposit	7,587	7,587
Total assets	$17,071	$21,621

Current liabilities	$1,642	$4,361
Accrued site closure costs	8,842	8,503
Total liabilities	$10,484	$12,864

Apollo’s 50% share of the results of operations and cash flows of the Montana Tunnels joint venture is as follows:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue from sale of minerals	$2,849	$10,019	$10,219	$25,921
Direct operating costs	3,007	9,467	11,409	18,526
Depreciation and amortization	169	326	469	705
Accretion expense – accrued site closure costs	169	164	339	329
	3,345	9,957	12,217	19,560
Operating (loss) income	(496)	62	(1,998)	6,361
Interest income	–	38	7	90
Interest expense	(21)	(102)	(50)	(214)
(Loss) income before income taxes	$(517)	$(2)	$(2,041)	$6,237

Net cash provided by operating activities	$628	$3,987	$1,835	$8,811
Net cash used in investing activities	$(2)	$(684)	$(9)	$(1,361)
Net cash used in by financing activities	$(273)	$(3,164)	$(940)	$(7,303)

Cash used in financing activities includes cash distributed to the joint venture partners, Apollo and Elkhorn.  These cash flows eliminate upon consolidation.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	June 30, 2009			December 31, 2008
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Canadian dollar purchase contracts (Note 8(b))	$–	$2,242	$2,242	$–	$–	$–
Gold, silver and lead contracts	–	–	–	–	552	552
Less: Current portion	–	(469)	(469)	–	(552)	(552)
Long-term portion	$–	$1,773	$1,773	$–	$–	$–
Liabilities
Gold forward sales contracts (Note 8(b))	$–	$(16,732)	$(16,732)	$–	$–	$–
Less: Current portion	–	3,708	3,708	–	–	–
Long-term portion	$–	$(13,024)	$(13,024)	$–	$–	$–

6.	INVENTORIES

Inventories consist of:

	June 30, 2009	December 31, 2008
Concentrate inventory	$–	$373
Doré inventory	2,137	21
In-circuit gold inventory	1,260	–
Stockpiled ore inventory	3,619	2,983
Materials and supplies	717	777
	$7,733	$4,154

Other information related to inventories is:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Inventories recognized as an expense in direct operating costs	$4,371	$6,973	$10,915	$13,339
Expenses related to the write down of the carrying value of inventories to net realizable value	-	15	1,029	15

7.	LONG-TERM INVESTMENTS

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange gain and other in the consolidated statement of operations, representing a loss of $0.01 million for the six months ended June 30, 2009, and losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively.  As such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at June 30, 2009 and December 31, 2008 are $1.1 million and $1.1 million, respectively. See Note 16(g).  The ARS are pledged as collateral for a $0.9 million margin loan.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FINANCING FACILITY

(a)	Financing Agreement

On February 20, 2009, the Company entered into a $70.0 million project financing agreement (the “Project Facility”) with two banks (the “Banks”) relating to Black Fox.  As of June 30, 2009, the Company had borrowed the total amount of the $70 million available under the Project Facility.  On February 23, 2009, the Company used $15.0 million of the proceeds from the Project Facility to repay the $15.0 million bridge facility entered into on December 10, 2008 (the “Bridge Facility”) and has utilized the remaining $55.0 million to complete the development of Black Fox and to provide for certain agreed corporate expenditures.

The terms of the Project Facility include:  (i) a commitment by the Banks to lend to the Company up to $70.0 million available for drawdown between February 20, 2009 and June 30, 2009; (ii) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (iii) scheduled repayment of the principal amount in unequal quarterly amounts commencing September 30, 2009 with the final repayment no later than March 31, 2013; and (iv) an arrangement fee of $3.5 million, which was paid by the Company to the Banks in cash on February 23, 2009.  The average monthly LIBOR rate charged to the Company during the three and six months ended June 30, 2009 was 0.4% and 0.4%, respectively.

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project reserves, satisfaction of a minimum tangible net worth test, and the operation of Black Fox in compliance with an agreed cash flow budgeting and operational model.  In addition, the Black Fox Project is subject to a completion test that must be satisfied by October 31, 2009.  As at June 30, 2009, the Company was in compliance with the various financial covenants of the Project Facility.    For the three-month period ended July 31, 2009, gold production was less than 80% of the agreed amount with the banks involved with the Project Facility which triggered a “review event” as defined in the Project Facility agreement.  The occurrence of a review event triggers the ability of the banks to review the Project Facility and determine if they wish to continue with the Project Facility.  Although the occurrence of the “review event” triggers the foregoing rights of the Banks under the Project Facility, the Banks have informed the Company that they continue to support Black Fox and management of the Company is confident that the Banks will not seek a termination of the Project Facility as a result of the occurrence of the review event.  The Company is taking appropriate steps to improve grade control and is engaged in constructive discussions with the Banks regarding resolving any issues related to the review event including rescheduling of the quarterly debt repayment installments, beginning September 30, 2009, to better reflect the expected cash flows from production at Black Fox for the next twelve months.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FACILITY (continued)

The Company recorded a $10.9 million discount on the Project Facility, comprised of the $3.5 million arrangement fee and the $7.4 million fair value of the Banks’ Compensation Warrants, which discount will be accreted over the life of the loan using the effective interest method and charged to interest expense.  The accreted interest from the date of loan origination through May 24, 2009 (the date on which Black Fox entered commercial production) was capitalized to Black Fox.  Additionally, the Company recorded $0.6 million of debt transactions costs that were expensed immediately.

The drawn amounts on the Project Facility as of June 30, 2009 are repayable by the Company as shown in the table below.  Amounts due on the Project Facility are included within current and long-term portion of debt, which balance includes notes payable, leases payable and other debt, as follows:

2009	$15,300
2010	13,800
2011	10,200
2012	24,500
2013	6,200
Principle balance of Project Facility	70,000
Less unamortized debt discount	(9,736)
Total of project facility included within debt on the balance sheet	60,264
Less current portion	(19,794)
Long-term portion	$40,470

(b)	Derivative Program in Connection with the Project Facility

As a part of the Project Facility, the Company and the Banks have entered into a derivative program covering a portion of both the Company’s gold sales and its Canadian dollar operating costs (Note 5).  The Company entered into a 250,430 ounce gold forward sales program which is allocated across the four year term of the Project Facility which began May 2009.  The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange derivative program is for the Canadian dollar equivalent of $58 million over a period covering the four year term of the Project Facility which began April 2009.  Settlements of the remaining gold forward sales contracts and Canadian dollar foreign exchange contracts as of June 30, 2009 are as follows (table not in thousands):

	Gold Forward Sales Contracts		Canadian Dollar Foreign Exchange Contracts
Year of Settlement	Gold Ounces	Average Contract Price Per Ounce	Pay US Dollars (Millions)	Exchange Rate (Cdn$/USD)	Purchase Canadian Dollars (Millions)
2009	44,357	$876	$5.6	$1.21	$6.8
2010	54,261	$876	$13.4	$1.21	$16.3
2011	54,704	$876	$16.1	$1.21	$19.5
2012	73,458	$876	$16.3	$1.21	$19.7
2013	14,523	$876	$4.1	$1.21	$4.9
	241,303		$55.5		$67.2

The Company did not apply hedge accounting to these transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the consolidated statement of operations each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date (see Note 5).

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FACILITY (continued)

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

The Extended Debentures bear interest at a rate of 18% per annum and are convertible into common shares of the Company at $0.50 per common share.  The 2007 Debentures are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

9.	CONVERTIBLE DEBENTURES (continued)

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

Over their one-year term, the Extended Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on the effective interest method.  For the three and six months ended June 30, 2009, the Company recorded accretion expense of $0.3 million and $0.4 million, respectively, related to the Extended Debentures, which is included in interest expense.

10.	SHARE CAPITAL

(a)	Shares issued in 2009

(i)           For the six months ended June 30, 2009, there were 4,833,332 shares issued upon exercise of warrants for proceeds of $0.9 million.  Each warrant exercised had an exercise price of $0.176.

(ii)           On February 20, 2009, the Company issued to a Firm (see Note 8(c)) 3,172,840 common shares of the Company and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.204 (Cdn$0.256) for services rendered.

(iii)           On February 23, 2009, the Company issued 2,444,765 common shares of the Company for payment of the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures (see Note 9).  In addition, the Company issued 2,000,000 common shares of the Company in consideration for extending the 2007 Debentures and extended the expiration date of 8,580,000 warrants from February 23, 2009 to March 4, 2010 and reduced the exercise price of these warrants from $0.50 to $0.25.

(b)	Warrants

A summary of information concerning outstanding warrants at June 30, 2009 is as follows:

Number of Warrants and Shares Issuable upon Exercise
Balance, December 31, 2008	91,277,374
Warrants issued	37,404,012
Warrants exercised	(4,833,333)
Warrants expired	(9,725,927)
Balance, June 30, 2009	114,122,126

The following table summarizes outstanding warrants as at June 30, 2009:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL (continued)

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	2,666,666	0.176	November 8, 2009
November 8, 2006	1,178,944	0.50	November 8, 2009
February 23, 2007	8,580,000	0.25	March 4, 2010
	12,425,610
		Exercisable in Cdn$
August 21, 2008	1,020,000	0.50	February 21, 2010
December 31, 2008	255,000	0.30	December 31, 2010
February 20, 2009	2,567,901	0.256	February 20, 2011
July 24, 2008	20,403,250	0.65	July 24, 2011
December 10, 2008	42,614,254	0.221	December 10, 2012
February 20, 2009	34,836,111	0.252	February 20, 2013
	101,696,516
	114,122,126

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

(c)	Options

A summary of information concerning outstanding fixed stock options at June 30, 2009 is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2008	8,281,309	$0.77
Options granted	3,566,307	0.33
Options forfeited	(78,600)	0.49
Balance, June 30, 2009	11,769,016	$0.64

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2009:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL (continued)

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	2.2	100,000	$0.46
676,700	February 18, 2013	2.24	3.7	676,700	2.24
260,000	March 10, 2014	2.05	4.7	260,000	2.05
25,000	May 19, 2014	1.44	4.9	25,000	1.44
20,200	August 10, 2014	0.95	5.1	20,200	0.95
1,159,750	March 10, 2015	0.65	5.7	1,159,750	0.65
100,000	August 4, 2015	0.27	6.1	100,000	0.27
300,000	December 12, 2015	0.20	6.5	300,000	0.20
125,000	March 28, 2016	0.65	6.7	125,000	0.65
200,000	May 24, 2016	0.53	6.9	200,000	0.53
108,000	August 10, 2016	0.48	7.1	108,000	0.48
20,000	November 9, 2016	0.32	7.4	20,000	0.32
2,922,746	February 6, 2017	0.57	7.6	2,922,746	0.57
49,825	August 13, 2017	0.46	8.1	24,913	0.46
2,077,738	March 27, 2018	0.66	8.7	1,038,869	0.66
21,250	August 12, 2018	0.37	9.1	–	–
55,000	November 11, 2018	0.15	9.4	–	–
3,220,067	March 31, 2019	0.32	9.8	–	–
327,740	May 6, 2019	0.45	9.9	–	–
11,769,016		$0.64	7.9	7,081,178	$0.79

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Six months ended June 30,
	2009	2008
Risk free interest rate	1.9%	2.9%
Dividend yield	0%	0%
Volatility	78%	73%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.22	$0.44

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

11.	INTEREST EXPENSE

Interest expense consists of:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Accretion on convertible debentures	$312	$877	$1,282	$1,770
Amortization of debt discount – Project Facility	469	–	469	–
Capital leases, Project Facility and other	653	144	710	399
	$1,434	$1,021	$2,461	$2,169

For the three and six months ended June 30, 2009, the Company recorded capitalized interest of $1.0 million and $1.8 million, respectively.

12.	INCOME TAXES

The Company recorded a tax benefit of $0.2 million for the six month period ended June 30, 2009 due to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

The Company recorded income tax expense of $0.1 million for the three and six month period ended June 30, 2008 for alternative minimum taxes resulting on its income from U.S. operations.  There was no other income tax expense recorded during the six month period ended June 30, 2008, as additional taxable income was offset by recoveries of prior tax losses.

13.	EARNINGS (LOSS) PER SHARE

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.           EARNINGS (LOSS) PER SHARE (continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$1,266	$(1,329)	$(23,487)	$2,325
Weighted average number of shares, basic	234,161,561	161,168,592	230,452,859	160,252,248
Dilutive securities:
Options	947,780	–	–	549,662
Warrants	45,764,734	–	–	5,083,533
Convertible debentures	8,580,000	–	–	–
Weighted average number of shares, diluted	289,454,075	161,168,592	230,452,859	165,885,443
Basic net income (loss) per share	$0.01	$(0.01)	$(0.10)	$0.01
Diluted net income (loss) per share	$0.00	$(0.01)	$(0.10)	$0.01

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	33,103,283	5,540,249	33,124,533	5,513,999
Average exercise price of OWNI	$0.60	$1.02	$0.59	$1.02
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	–	14,876,200	8,580,000	14,876,200
Average conversion price of anti-dilutive convertible securities	n/a	$0.50	$0.50	$0.50

Due to a net loss for the six month period ended June 30, 2009, an additional 95.2 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.  Also, due to a net loss for the three month period ended June 30, 2008, an additional 31.1 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES

The Company had entered into a number of contractual commitments related to the development of Black Fox.  As of June 30, 2009, these commitments totaled approximately $4 million and are expected to become due within the next 12 months.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items are:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(Increase) decrease in:
Accounts receivable and other	$417	$1,579	$73	$(439)
Prepaids	423	179	431	423
Inventories	(6,004)	282	(3,579)	(1,636)
Increase (decrease) in:
Accounts payable	2,208	2,416	2,434	1,724
Accrued liabilities	152	(1,146)	427	(1,162)
Property and mining taxes payable	(205)	158	(263)	311
	$(3,009)	$3,468	$(477)	$(779)

(b)	Components of cash and cash equivalents are:

	June 30, 2009	June 30, 2008
Cash	$1,834	$174
Cash equivalents	–	428
Cash and cash equivalents	$1,834	$602

(c)	Non-cash transactions

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Increase in property, plant and equipment due to assets acquired via issuance of notes payable	$3,406	$1,425	$4,039	$1,425
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	–	–	582	–
Increase in contributed surplus for the issuance of warrants to the Banks in connection with the Project Facility (Note 8(a)) and a corresponding decrease in debt for the debt discount	–	–	7,395	–
Increase in share capital and reduction in convertible debentures due to the conversion of Series 2007-A convertible debentures into common shares of the Company	–	140	–	621
Increase in share capital and a decrease in future income tax assets upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007	–	–	–	1,165

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
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

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  Other than disclosed in Note 7 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the six month period ended June 30, 2009.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated AAA when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  The current rating by Standard and Poor on Apollo’s ARS is A.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
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

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms.  The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.  As of June 30, 2009, the Company has borrowed $70 million against a Project Facility (See Note 8(a)). At June 30, 2009, the Company is in compliance with its debt covenants.  See Note 8(a) for a discussion of the occurrence of a “review event” and the possibility of restructuring the installment payments associated with the Project Facility.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash and cash equivalents, restricted certificates of deposit and accounts payable.  For the three and six months ended June 30, 2009, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.1 million and $0.2 million, respectively, for a 10% increase or decrease in the Canadian dollar.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility (Note 8(a)), the Company entered into certain option contracts.  See Note 8(b) for details.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of June 30, 2009, the Company’s significant outstanding borrowings consist of $70.0 million of the Project Facility (Note 8(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 9).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rates charged to the Company on the Project Facility during the three and six month period ended June 30, 2009 were 0.4% and 0.4%, respectively.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rates paid by the Company on its outstanding borrowings during the three and six month period ended June 30, 2009 were 7.3% and 8.0%, respectively.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.           FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

For the three and six month period ended June 30, 2009, a 100 basis point increase or decrease in interest rates would not have had a significant impact on the amount of interest expense recorded during those periods.

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

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities.  The Company’s ARS investments (see Note 7) are valued using a probability-weighted discounted cash flow valuation.  The Company’s valuation of the ARS investments considers possible cash flows and probabilities forecasted under certain potential scenarios. Each scenario’s cash flow is multiplied by the probability of that scenario occurring.  The major inputs included in the valuation are: (i) maximum contractual ARS interest rate, (ii) probability of passing auction/early redemption at each auction, (iii) probability of failing auction at each auction, (iv) probability of default at each auction, (v) severity of default, and (vi) discount rate.  Changes in these assumptions to reasonably possible alternative assumptions would not significantly affect the Company’s results.

The carrying value less impairment provision, if necessary, of cash and cash equivalents, restricted certificates of deposit, long-term investments, trade receivables and trade payables approximate their fair values.  In addition, as the interest rate on the Project Facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

17.	SEGMENTED INFORMATION

Apollo operates the Montana Tunnels mine (a 50% joint venture) in the United States and the Black Fox mine and mill in Canada.  The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured.  The segment information for Montana Tunnels assets and liabilities and the results of operations are reported under the proportionate consolidation method as a result of the JV Agreement (Note 4).  The Montana Tunnels assets and liabilities and results of operations of the Montana Tunnels joint venture disclosed in Note 4 differ from the amounts below due to the inclusion of assets and liabilities and results of operations of Montana Tunnels Mining, Inc. not pertaining to the Montana Tunnels joint venture which primarily relate to the Diamond Hill mine.  The accounting policies for these segments are the same as those followed by the Company as a whole.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.           SEGMENTED INFORMATION (continued)

Amounts as at June 30, 2009 are as follows:
	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$898	$27	$909	$1,834
Other non-cash current assets	1,383	8,900	6,177	16,460
	2,281	8,927	7,086	18,294
Derivative instruments	–	–	1,773	1,773
Long-term investments	–	–	1,094	1,094
Property, plant and equipment	7,172	127,339	3,022	137,533
Restricted certificates of deposit	8,209	13,373	8	21,590
Other long-term assets	–	107	–	107
Total assets	$17,662	$149,746	$12,983	$180,391

Current liabilities	$1,973	$32,128	$10,769	$44,870
Derivative instruments	–	–	13,024	13,024
Debt and other long-term liabilities	–	44,411	330	44,741
Accrued site closure costs	9,527	4,552	–	14,079
Future income tax liability	–	393	–	393
Total liabilities	$11,500	$81,484	$24,123	$117,107

Amounts at December 31, 2008 are as follows:

	Montana Tunnels	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$12	$214	$2,871	$3,097
Other non-cash current assets	5,425	9,805	3,156	18,386
	5,437	10,019	6,027	21,483
Long-term investments	–	–	1,081	1,081
Property, plant and equipment	7,655	85,183	3,043	95,881
Deferred stripping costs	1,052	–	–	1,052
Restricted certificates of deposit	8,209	3,813	8	12,030
Other long-term assets	–	103	–	103
Total assets	$22,353	$99,118	$10,159	$131,630

Current liabilities	$4,376	$26,925	$9,113	$40,414
Debt and other long-term liabilities	44	967	4,888	5,899
Accrued site closure costs	9,165	1,398	–	10,563
Future income tax liability	–	447	–	447
Deferred gain	552	–	–	552
Total liabilities	$14,137	$29,737	$14,001	$57,875

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.           SEGMENTED INFORMATION (continued)

Amounts for the three and six month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Three months ended June 30, 2009
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$2,849	$4,709	$–	$7,558
Direct operating costs	3,010	2,034	–	5,044
Depreciation and amortization	168	1,238	11	1,417
General and administrative expenses	–	–	1,096	1,096
Accretion expense – accrued site closure costs	181	69	–	250
Amortization of deferred gain	(97)	–	–	(97)
Exploration and business development	–	48	254	302
	3,262	3,389	1,361	8,012
Operating (loss) income	(413)	1,320	(1,361)	(454)
Interest income	–	–	38	38
Interest expense	(21)	(1,098)	(315)	(1,434)
Debt transaction costs	–	(10)	–	(10)
Realized losses on derivative contracts	–	–	(492)	(492)
Unrealized gains on derivative contracts	–	–	3,376	3,376
Foreign exchange gain and other	–	1	241	242
(Loss) income before income taxes	$(434)	$213	$1,487	$1,266
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$9	$18,580	$–	$18,589

	Six months ended June 30, 2009
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,219	$4,709	$–	$14,928
Direct operating costs	11,413	2,034	–	13,447
Depreciation and amortization	469	1,238	21	1,728
General and administrative expenses	–	–	2,028	2,028
Accretion expense – accrued site closure costs	362	69	–	431
Amortization of deferred gain	(552)	–	–	(552)
Exploration and business development	–	112	417	529
	11,692	3,453	2,466	17,611
Operating (loss) income	(1,473)	1,256	(2,466)	(2,683)
Interest income	7	–	78	85
Interest expense	(50)	(1,098)	(1,313)	(2,461)
Debt transaction costs	–	(582)	(1,239)	(1,821)
Loss on modification of convertible debentures	–	–	(1,969)	(1,969)
Realized losses on derivative contracts	–	–	(124)	(124)
Unrealized losses on derivative contracts	–	–	(15,042)	(15,042)
Foreign exchange gain and other	–	1	338	339
Loss before income taxes	$(1,516)	$(423)	$(21,737)	$(23,676)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$9	$40,446	$–	$40,455

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.           SEGMENTED INFORMATION (continued)

	Three months ended June 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$10,019	$–	$–	$10,019
Direct operating costs	9,469	–	–	9,469
Depreciation and amortization	327	–	28	355
General and administrative expenses	–	–	1,159	1,159
Accretion expense – accrued site closure costs	178	–	–	178
Amortization of deferred gain	(369)	–	–	(369)
Exploration and business development	–	25	976	1,001
	9,605	25	2,163	11,793
Operating income (loss)	414	(25)	(2,163)	(1,774)
Interest income	38	–	45	83
Interest expense	(102)	–	(919)	(1,021)
Realized gains on derivative contracts	–	–	1,432	1,432
Unrealized gains on derivative contracts	–	–	122	122
Foreign exchange loss and other	–	–	(108)	(108)
Income (loss) before income taxes	$350	$(25)	$(1,591)	$(1,266)
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$98	$3,673	$42	$3,813

	Six months ended June 30, 2008
	Montana Tunnels	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$25,921	$–	$–	$25,921
Direct operating costs	18,530	–	–	18,530
Depreciation and amortization	705	–	54	759
General and administrative expenses	–	–	2,088	2,088
Accretion expense – accrued site closure costs	355	–	–	355
Amortization of deferred gain	(924)	–	–	(924)
Exploration and business development	–	50	1,707	1,757
	18,666	50	3,849	22,565
Operating income (loss)	7,255	(50)	(3,849)	3,356
Interest income	90	–	119	209
Interest expense	(214)	–	(1,955)	(2,169)
Realized gains on derivative contracts	–	–	1,950	1,950
Unrealized gains on derivative contracts	–	–	(733)	(733)
Foreign exchange loss and other	–	–	(225)	(225)
Income (loss) before income taxes	$7,131	$(50)	$(4,693)	$2,388
Investing activities
Property, plant and equipment expenditures and deferred stripping expenditures	$178	$4,849	$42	$5,069

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	June 30, 2009	Dec 31, 2008
Total assets in accordance with Canadian GAAP	$180,391	$131,630
Bank indebtedness	–	(742)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(10,484)	(12,864)
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,558)	(1,617)
Deferred stripping costs (b)(iii)	–	(1,052)
Black Fox Project (c)	(28,897)	(29,159)
Convertible debentures (d)	–	66
Total assets in accordance with U.S. GAAP	$139,452	$86,262

Total liabilities in accordance with Canadian GAAP	$117,107	$57,875
Bank indebtedness	–	(742)
Debt transactions costs (a)	(521)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(10,484)	(12,864)
Deferred gain (b)(i)	–	(552)
Convertible debentures (d)	359	118
Income taxes related to flow-through share issuance (e)	–	73
Warrants treated as liabilities under EITF 07-5 (h)	29,887	–
Total liabilities in accordance with U.S. GAAP	$136,348	$43,908

Total shareholders’ equity in accordance with Canadian GAAP	$63,284	$73,755
Debt transactions costs (a)	557	–
Deferred gain (b)(i)	–	552
Impairment of property, plant and equipment, and change in depreciation and amortization(b)(ii)	(1,558)	(1,617)
Deferred stripping costs (b)(iii)	–	(1,052)
Black Fox Project (c)	(28,933)	(29,159)
Convertible debentures (d)	(359)	(52)
Income taxes related to flow-through share issuance (e)	–	(73)
Warrants treated as liabilities under EITF 07-5 (h)	(29,887)	–
Total shareholders’ equity in accordance with U.S. GAAP	$3,104	$42,354

Total shareholders’ equity and liabilities in accordance with U.S. GAAP	$139,452	$86,262

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.           DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the components of shareholders’ equity would be as follows:

	June 30, 2009	Dec 31, 2008
Share capital	$192,627	$189,451
Note warrants	–	2,234
Contributed surplus	45,146	48,241
Deficit	(234,669)	(197,572)
Total shareholders’ equity in accordance with U.S. GAAP	$3,104	$42,354

Under U.S. GAAP, the net (loss) income and earnings per share would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss) for the period, based on Canadian GAAP	$1,266	$(1,329)	$(23,487)	$2,325
Debt transaction costs (a)	(15)	(54)	557	(107)
Amortization of deferred gain (b)(i)	(97)	(369)	(552)	(924)
Change in depreciation of property, plant and equipment (b)(ii)	15	39	59	92
Capitalized deferred stripping and amortization (b)(iii)	184	704	1,052	1,762
Black Fox Project (c)	226	(1,137)	226	(2,332)
Convertible debentures (d)	109	233	277	(1,097)
Warrants treated as liabilities under EITF 07-5 (h)	(8,829)	–	(13,582)	–
Income taxes (f)	–	–	(116)	628
Net (loss) income for the period based on U.S. GAAP	$(7,141)	$(1,913)	$(35,566)	$347
Comprehensive income (loss) based on U.S. GAAP	$(7,141)	$(1,913)	$(35,566)	$347
Basic and diluted net (loss) income per share in accordance with U.S. GAAP	$(0.03)	$(0.01)	$(0.15)	$0.00

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.           DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash (used in) provided by operating activities based on Canadian GAAP	$(2,738)	$4,162	$(1,182)	$5,582
Debt transaction costs (a)	–	–	572	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	(628)	(3,987)	(1,835)	(8,811)
Black Fox Project (c)	–	(1,137)	–	(2,332)
Cash used in operating activities based on U.S. GAAP	(3,366)	(962)	(2,445)	(5,561)

Cash used in investing activities based on Canadian GAAP	(27,733)	(4,571)	(44,519)	(6,403)
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	2	684	9	1,361
Black Fox Project (c)	–	1,137	–	2,332
Restricted cash for Canadian flow-through expenditures (e)	–	1,864	3,825	2,609
Cash used in investing activities based on U.S. GAAP	(27,731)	(886)	(40,685)	(101)

Cash provided by financing activities based on Canadian GAAP	27,018	(1,827)	44,347	(3,385)
Debt transaction costs (a)	–	–	(572)	–
Equity accounting for investment in Montana Tunnels joint venture (b)(i)	273	3,164	940	7,303
Cash provided by financing activities based on U.S. GAAP	27,291	1,337	44,715	3,918

Effect of exchange rate changes on cash	95	(30)	91	(44)

Net cash (outflow) inflow in accordance with U.S. GAAP	(3,711)	(541)	1,676	(1,788)
Cash (bank indebtedness), beginning of period under U.S. GAAP	4,645	87	(742)	1,334
Cash (bank indebtedness), end of period under U.S. GAAP	$934	$(454)	$934	$(454)

(a)	Debt transaction costs

Under Canadian GAAP, the Company expenses debt transaction costs when they are incurred.  Under U.S. GAAP, debt transaction costs are capitalized and amortized over the term of the related debt.  Accordingly, for U.S. GAAP purposes, cumulative adjustments of a $0.5 million reduction in debt and a $0.6 million reduction in deficit have been recorded as at June 30, 2009.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
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

(iii)           Deferred stripping costs

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces.  Under U.S. GAAP, stripping costs incurred during the production stage of a mine are included in the cost of inventory produced during the period in which the stripping costs were incurred.

(c)	Black Fox Project

Effective April 2008, under U.S. GAAP, mining development costs at the Black Fox Project are capitalized as they are under Canadian GAAP.  Prior to April 2008, mining development costs at the Black Fox Project were expensed as incurred under U.S. GAAP.  Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at June 30, 2009.  Effective May 2009, the Black Fox Project commenced commercial production under both Canadian and U.S. GAAP.  As a result of the $29.2 million difference described above, adjustments to inventories; property, plant and equipment, and the related amortization of development costs have been recorded.

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
Six month period ended June 30, 2009
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

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  As at June 30, 2009, the Company had no unexpended flow-through funds (December 31, 2008 – $3.8 million).

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  The Company and/or one of its subsidiaries are subject to the material taxing jurisdictions of the United States and Canada.  The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by Revenue Canada.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has not accrued interest or penalties related to uncertain tax positions as of June 30, 2009.

(g)	Derivative instruments

The following additional tabular presentation of derivative instruments is required by U.S. GAAP under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).

There were no derivatives designated as hedging instruments under SFAS 133 at either June 30, 2009 or December 31, 2008.  There were no differences in classification or valuation of derivative instruments between U.S. GAAP and Canadian GAAP at either June 30, 2009 or December 31, 2008.  Refer to Notes 5 and 8(b) for further discussion of derivative instruments.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.           DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133
Gold forward contracts	n/a	$–	Derivative instruments	$54	Derivative instruments	$16,732	n/a	$–
Silver forward contracts	n/a	–	Derivative instruments	139	n/a	–	n/a	–
Lead forward contracts	n/a	–	Derivative instruments	359	n/a	–	n/a	–
Canadian currency forward contracts	Derivative instruments	2,242	n/a	–	n/a	–	n/a	–
Total derivatives		$2,242		$552		$16,732		$–

(h)	Adoption of recently issued accounting pronouncements

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

All of the Company’s financial assets and liabilities are measured at fair value using Level 1 inputs with the exception of (1) derivative contracts which use Level 2 inputs and (2) auction rate securities which use Level 3 inputs (See Note 7).  The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 were adopted January 1, 2009.  The adoption of FSP FAS 157-2 had no impact on the Company’s financial position, results of operations, or cash flows.

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
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.           DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly.  The provisions of FSP FAS 157-4 were adopted April 1, 2009.  The adoption of FSP FAS 157-4 did not have an impact on the Company’s fair value measurements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are described below:

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

The Company’s derivative instruments (see Note 5 and Note 8(b)) and auction rate securities (see Note 7) represent those financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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
Six month period ended June 30, 2009
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 were adopted January 1, 2009.  The adoption of SFAS 161 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlements) (“FSP APB 14-1”).  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As the Company has had no convertible debt instruments that could be settled in cash upon conversion, whether in full or partially, the adoption of FSP APB 14-1 had no impact on the Company’s financial position, results of operations, or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  The provisions of FSP EITF 03-6-1 were adopted January 1, 2009.  The adoption of FSP EITF 03-6-1 had no impact on the Company’s financial position, results of operations, cash flows, or earnings per share data.

In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133.  The provisions of EITF 07-5 were adopted January 1, 2009.

Under EITF 07-5, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of June 30, 2009 and January 1, 2009, the Company had 106.8 million and 74.6 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 currently exercisable at $0.176) (see Note 10).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under SFAS 133.  The warrants thereby are accounted for separately as derivative instruments, rather than as equity instruments.  Accordingly, for U.S. GAAP purposes, the Company assessed the fair value of these warrants as of January 1, 2009 and recorded a reduction in contributed surplus of $6.94 million, an increase in opening deficit of $1.53 million and an $8.47 million increase in liabilities.  As of June 30, 2009, the Company has assessed the fair value of these warrants and recorded cumulative adjustments as follows: a reduction in contributed surplus of $14.8 million, an increase in deficit of $15.1 million and a $29.9 million increase in liabilities.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

These warrants were fair valued at January 1 and June 30, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 81% and 79%, weighted average expected lives of the warrants of 3.2 and 3.1 years, and weighted average annual risk-free rates of 1.4% and 1.7%, respectively.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of this FSP were adopted April 1, 2009.  The adoption of this FSP had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  This new SFAS  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement became effective for the Company on June 30, 2009.  The Company reviewed events for inclusion in the financial statements through August 14, 2009, the date that the accompanying financial statements were issued.

(i)	Recently issued accounting pronouncements

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which requires an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  FAS 167 also amends FIN 46(R) to require ongoing reassessments of the primary beneficiary of a VIE.  The provisions of FAS 167 are effective for the Company’s fiscal year beginning January 1, 2010.  We do not expect the adoption of FAS 168 to have an impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168” or “the Codification”).  FAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  FAS 168 is effective for our interim quarterly period beginning July 1, 2009.  We do not expect the adoption of FAS 168 to have an impact on our consolidated financial position, results of operations or cash flows.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

19.	SUBSEQUENT EVENT

On July 16, 2009, the Company completed a private placement of 12,221,640 commons shares at Cdn$0.45 per share and 13,889,390 flow-through shares at C$0.54 per share for aggregate gross proceeds of Cdn$13.0 million.  The Company intends to use the proceeds from the sale of the flow-through shares to incur exploration expenses at its Black Fox mine and its Grey Fox property.  Further, the Company intends to use the proceeds from the sale of the common shares for working capital and general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars

The following discussion and analysis should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as with the consolidated financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to ‘‘we,’’ ‘‘our,’’ “us,” the “Company” or ‘‘Apollo’’ refer to Apollo Gold Corporation and its subsidiaries collectively.  The financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP).  For reconciliation to GAAP in the United States (U.S. GAAP), see Note 18 to the consolidated financial statements set forth above.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production.  Total cash costs are equivalent to cash operating costs plus production royalties and mining taxes.  The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.  See “Reconciliation of Cash Operating and Total Production Costs per Ounce” below.  References in this Form 10-Q to “$” are to United States dollars.  Canadian dollars are indicated by the symbol “Cdn$”.

Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, for the three months and six months ended June 30, 2008, $1.4 million and $2.0 million, respectively that were recorded as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, refining and the production of other co-product metals, as well as related activities including the exploration and development of potential mineral properties and acquisition of mining claims principally in North America.  We own Black Fox, an open pit and underground mine and mill located in the Province of Ontario, Canada (“Black Fox”).  The Black Fox mine site is situated seven miles east of Matheson and the mill complex is twelve miles west of Matheson.  Mining of ores from the open pit began in March 2009 and milling operations commenced in April 2009.  Underground mining at Black Fox is expected to commence in 2011.

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

We also own Mexican subsidiaries which own an 80 percent interest in the Huizopa Project joint venture, (20 percent Minas de Coronado, S. de R.L. de CV), an early stage exploration project located in the Sierra Madres in Chihuahua, Mexico.

Black Fox

We commenced open pit operations at the Black Fox mine in mid March, 2009 and during the second quarter we mined 1,100,000 tonnes of material of which 198,000 tonnes was gold ore.

The commissioning of the upgraded mill commenced in mid April and during the first week of May 2009, the new ball mill was also brought online. The first gold pour and sales occurred in late May 2009..  During May and June 2009, the mill processed 75,800 tonnes of ore (1,242 tonnes per day), at a grade of 5.28 grams per tonne, achieving a recovery of 92.5%, for total gold production of 11,840 ounces.  Sales of gold produced at Black Fox during the second quarter were 5,043 ounces at a total cash cost of $403 per ounce.  During the first week of July we commissioned the new crushing circuit which enabled us to increase mill throughput.  During the month of July, 2009, 54,600 tonnes of ore (1,761 tonnes per day) were processed at a grade of 3.6 grams per tonne achieving a recovery of 92.4% for total gold production of 5,822 ounces.  The mill has been processing ore at the rate planned and recoveries have been satisfactory, however, the grade of ore delivered to the mill has been lower than expected.  As a result, for the three-month period ended July 31, 2009, gold production was less than 80% of the agreed amount with the banks involved with the Project Facility (the “Banks”) which triggered a “review event” as defined in the Project Facility agreement.  Although the occurrence of the “review event” triggers the foregoing rights of the Banks under the Project Facility, the Banks have informed us that they continue to support Black Fox and we are confident that they will not seek a termination of the Project Facility as a result of the occurrence of the review event.  We are taking appropriate steps to improve grade control and we are engaged in constructive discussions with the Banks regarding resolving any issues related to the review event including rescheduling of the quarterly debt repayment installments, beginning September 30, 2009,  to better reflect the expected cash flows from production at Black Fox for the next twelve months.  During the third quarter 2009, our objective is to maintain throughput at the mill of 1,800 tonnes per day, to improve recoveries towards a target of 95% and to optimize the grade of ore being processed.

Capital expenditures for the three and six months ended June 30, 2009 were approximately $19 million and $40 million, respectively, which included (1) $26 million towards the cost of upgrading the Black Fox mill to increase its throughput rate, (2) $4 million for contract pond and road construction at the mine site and (3) capitalized expenditures of $10 million including contract pre-stripping of the open pit.

Montana Tunnels

The Montana Tunnels mine ceased milling operations on April 30, 2009 and we placed the mine and mill on care and maintenance at that time.  For the month of May and June, the care and maintenance costs were $0.3 million; Apollo’s share of these costs is 50%.

During the month of April 2009, when the mill was operational, the mill processed 343,400 tons of ore from stockpiled ore at an average throughput of 11,447 tons per day.  Payable production was 1,990 ounces of gold, 52,000 ounces of silver, and 928,000 pounds of lead and 270,000 pounds of zinc.  Apollo’s share of this production is 50%.

Total cash costs for the month of April 2009 on a by-product basis were $862 per ounce of gold and on a co-product basis they were $833 per ounce of gold, $12.17 per ounce of silver, $0.67 per lb of lead and $0.69 per lb of zinc.  For the second quarter 2009, the higher cash costs per ounce of gold on a by-product basis compared to the second quarter 2008 are mainly the result of a reduction in by-product credits due to the decline in world zinc and  lead prices combined with the lower grade of zinc processed.

We have received all necessary permits to expand the current pit, which expansion plan we refer to as the M Pit project.  The M Pit project would involve a 12 month pre-stripping program that would cost approximately $70 million, during which time no ore would be produced.  The decision to proceed with the M Pit project must be agreed to by both Apollo and our joint venture partner, Elkhorn.  We and our joint venture partner have not yet made a production decision on the M Pit project and such decision will depend, among other things, on securing financing for the $70 million and the prices of gold, silver, lead and zinc and available smelter terms.

Huizopa Project

On July 7, 2009, we filed a Canadian National Instrument 43-101 for the Huizopa project.  This 43-101 more fully describes the property and the drilling results from our 2008 drilling program, but does not contain any resources or reserves.

METAL SALES & METAL PRICE AVERAGES

BLACK FOX

The table below summarizes metal sales of gold and silver at the Black Fox mine, as well as other key statistics, for the month ended June 30, 2009:

One month ended June 30, 2009
Metal sales:
Gold (ounces)	5,043
Total revenue ($millions)	$4.7
Total cash and production costs:
Total cash costs per ounce of gold	$403
Total production costs per ounce of gold	$649

MONTANA TUNNELS

The table below summarizes our share of metal sales of gold, silver, lead and zinc of the Montana Tunnels mine, as well as other key statistics, for each period indicated:

	Three months ended June 30,		Six months ended June 30,
	2009 (1)	2008	2009 (1)	2008
Metal sales:
Gold (ounces)	1,260	4,612	5,125	11,545
Silver (ounces)	30,626	48,012	80,275	109,595
Lead (pounds)	544,134	1,243,867	1,740,127	3,368,561
Zinc (pounds)	1,152,566	4,648,902	5,245,296	9,080,699
Total revenue ($millions)	$2.8	$10.0	$10.2	$25.9
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$1,057	$758	$1,178	$301
Total production costs per ounce of gold	$1,191	$829	$1,269	$362
Total cash costs on a co-product basis:
Total cash costs per ounce of gold	$970	$829	$1,055	$673
Total cash costs per ounce of silver	$15.75	$15.76	$16.45	$13.21
Total cash costs per pound of lead	$0.79	$0.79	$0.71	$0.86
Total cash costs per pound of zinc	$0.76	$0.84	$0.66	$0.71

 (1)   Montana Tunnels was placed on care and maintenance on April 30, 2009.  The second quarter statistics above are for the month of April only; the year to date statistics are for January through April, 2009.

The table below summarizes average metal prices for each period indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Average metal prices:
Gold - London bullion mkt. ($/ounce)	$922	$896	$916	$911
Silver - London bullion mkt. ($/ounce)	$13.76	$17.17	$13.19	$17.43
Lead - London Metal Exchange ($/pound)	$0.68	$1.05	$0.60	$1.18
Zinc - London Metal Exchange ($/pound)	$0.67	$0.96	$0.60	$1.03

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

BLACK FOX

($ in thousands, except per ounce of gold data)	One month ended June 30, 2009
Gold ounces sold	5,043
Direct operating costs	$2,034
Less: Mining taxes, royalty expenses	–
By-product credits	–
Cash operating cost	2,034
Cash operating cost per ounce of gold	$403
Cash operating costs	2,034
Add: Mining taxes, royalty expenses	–
Total cash costs	2,034
Total cash cost per ounce of gold	$403
Total cash costs	2,034
Add: Depreciation & amortization	1,238
Total production costs	3,272
Total production cost per ounce of gold	$649

MONTANA TUNNELS

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per ounce of gold data)	2009	2008	2009	2008
Gold ounces sold	1,260	4,612	5,125	11,545
Direct operating costs	$3,010	$9,467	$11,413	$18,526
Less: Mining taxes, royalty expenses	71	297	234	788
By-product credits	1,678	5,972	5,376	15,051
Cash operating cost	1,261	3,198	5,803	2,687
Cash operating cost per ounce of gold	$1,001	$693	$1,132	$233
Cash operating costs	1,261	3,198	5,803	2,687
Add: Mining taxes, royalty expenses	71	297	234	788
Total cash costs	1,332	3,495	6,037	3,475
Total cash cost per ounce of gold	$1,057	$758	$1,178	$301
Total cash costs	1,332	3,495	6,037	3,475
Add: Depreciation & amortization	168	327	469	705
Total production costs	1,500	3,822	6,506	4,180
Total production cost per ounce of gold	$1,191	$829	$1,269	$362

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenue from the Sale of Minerals.

Revenue for the three months ended June 30, 2009 decreased 25% to $7.6 million from $10.0 million for the same period in 2008.  Decreased revenues are a result of lower production levels at the Montana Tunnels mine as a result of the mine being placed on care and maintenance on April 30, 2009, and lower prices of lead, zinc and silver.  The decrease was partly offset by the commencement of gold production and sales at the Black Fox mine and mill.  Black Fox sales amounted to 5,043 ounces of gold for revenue of $4.7 million.

Operating Expenses.

Direct Operating Costs.  Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the three months ended June 30, 2009 decreased 47% to $5.0 million from $9.5 million for the three months ended June 30, 2008.  Direct operating costs at Montana Tunnels decreased as a direct result of the cessation of mining in December 2008 and milling in April 2009.  Direct operating costs at Black Fox were $2.0 million for the quarter, which was the first quarter that direct operating costs were incurred as Black Fox commenced production in May 2009.

Depreciation and Amortization.  Depreciation and amortization expenses were $1.4 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense at Montana Tunnels is lower due to placing Montana Tunnels on care and maintenance.  Depreciation and amortization at Black Fox was $1.2 million in the second quarter 2009, which was the first quarter of production for the mine.

General and Administrative Expenses.  General and administrative expenses were $1.1 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.2 million for the three months ended June 30, 2009 compared to $0.2 million for the same period in 2008.

Amortization of Deferred Gain.  Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.1 million for the three months ended June 30, 2009 compared to $0.4 million for the three months ended June 30, 2008.  Amortization of the deferred gain, which was based on production from the Montana Tunnels joint venture, is now complete.

Exploration and Business Development Expense.  Expenses for exploration and development, consisting of drilling and related land expenses mainly at our Huizopa project in Mexico, totaled $0.3 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively.  The lower expenditures in 2009 were a direct result of lower exploration activity at our Huizopa project.

Total Operating Expenses.  As a result of these expense components, our total operating expenses decreased 32% to $8.0 million for the three months ended June 30, 2009, from $11.8 million for the three months ended June 30, 2008.

Other Income (Expenses).

Interest Income and Interest Expense.  We realized de minimis interest income and interest expense of $1.4 million during the three months ended June 30, 2009 compared to $0.1 million in interest income and $1.0 million in interest expense during the three months ended June 30, 2008.  Additional interest of $1.1 million was capitalized for the development of the Black Fox project, which included $0.5 million of amortization of the debt discount for the Project Facility.  The increase in interest expense is primarily the result of indebtedness incurred under the Project Facility and the Bridge Facility.

Realized (Losses) Gains on Derivative Contracts.  Realized losses on derivative contracts of $0.5 million for the three months ended June 30, 2009 are comprised of (1) a $0.6 million loss realized for settlement of gold futures contracts of which 5,043 gold ounces were delivered into the forward sales contracts and 4,232 gold ounces were net settled and (2) realized gains of $0.1 million for the settlement of Canadian dollar foreign exchange contracts maturing during the quarter.  For the three months ended June 30, 2008, we realized gains of $1.4 million for the settlement of lead and zinc contracts.

Unrealized (Losses) Gains on Derivative Contracts.  Unrealized gains on derivative contracts of $3.4 million for the three months ended June 30, 2009 are comprised of (1) an unrealized loss of $0.6 million for the change in value recorded for gold forward sales contracts held as of June 30, 2009 and (2) an unrealized gain of $4.0 million for the change in value of Canadian dollar foreign exchange contracts held as of June 30, 2009.  Both the gold forward sales contracts and Canadian dollar foreign exchange contracts were entered into on February 20, 2009 in connection with the Project Facility.

Net Income (Loss) for the Period.

For the three months ended June 30, 2009, we recorded net income of $1.3 million, or $0.01 per share, as compared to a net loss of $1.3 million, or $0.01 per share, for the three months ended June 30, 2008.  The change between periods is the result of the items discussed above.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenue from the Sale of Minerals.

Revenue for the six months ended June 30, 2009 decreased 42% to $14.9 million from $25.9 million for the same period in 2008.  Decreased production levels at Montana Tunnels mine, as a result of the mine being placed on care and maintenance on April 30, 2009, and lower prices of lead, zinc and silver contributed to the lower revenues in the first six months of 2009 compared to the same period in 2008.  The decrease was partially offset by the commencement of gold production and sales at Black Fox in the second quarter of 2009.

Operating Expenses.

Direct Operating Costs.  Direct operating costs, which include mining costs, processing costs and smelting and refining charges, for the six months ended June 30, 2009 decreased 27% to $13.4 million from $18.5 million for the six months ended June 30, 2008.  Direct operating costs at Montana Tunnels decreased as a direct result of the cessation of mining in December 2008 and milling in April 2009.  Direct operating costs at Black Fox were $2.0 million for the first six months of 2009.  The Black Fox mine commenced production in May 2009.

Depreciation and Amortization.  Depreciation and amortization expenses were $1.7 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively.  Depreciation expense at Montana Tunnels is lower due to placing Montana Tunnels on care and maintenance.  Depreciation and amortization expenses at Black Fox, which only commenced commercial production in May 2009, were $1.0 million.

General and Administrative Expenses.  General and administrative expenses were $2.0 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.4 million for the six months ended June 30, 2009 compared to $0.4 million for the same period in 2008.

Amortization of Deferred Gain.  Amortization of the deferred gain, relating to the transfer of assets and liabilities to the Montana Tunnels joint venture, was $0.6 million for the six months ended June 30, 2009 and $0.9 million for the six months ended June 30, 2008.

Exploration and Business Development Expense. Expenses for exploration and development, consisting of drilling and related land expenses mainly at our Huizopa project in Mexico, totaled $0.5 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.  The lower expenditures in 2009 were a direct result of lower exploration activity at our Huizopa project.

Total Operating Expenses.  As a result of these expense components, our total operating expenses decreased 22% to $17.6 million for the six months ended June 30, 2009, compared to $22.6 million for the six months ended June 30, 2008.

Other Income (Expenses).

Interest Income and Interest Expense.  We realized interest income of $0.1 million and interest expense of $2.5 million during the six months ended June 30, 2009 compared to $0.2 million in interest income and $2.2 million in interest expense during the three months ended June 30, 2008.  Additional interest of $1.8 million was capitalized for the development of the Black Fox project, which included $0.7 million of amortization of the debt discount for the Project Facility.

Debt Transaction Costs.  During the six months ended June 30, 2009, we recorded debt transaction costs of $1.8 million.  The $1.8 million costs are comprised of (1) $0.6 million for legal and other administrative costs associated with the Project Facility and (2) $1.2 million related to the issuance of common shares and warrants issued to a financial advisory services firm for services (See Note 8(c) to the financial statements for further details).

Loss on Modification of Debentures.  During the six months ended June 30, 2009, we recorded a loss on modification of debentures of $2.0 million which took place in the first quarter.  The $2.0 million loss is in connection with the issuance of shares and warrants in connection with the one year extension of $4.3 million face value Series 2007-A convertible debentures.

Realized (Losses) Gains on Derivative Contracts.  Realized losses on derivative contracts of $0.1 million for the six months ended June 30, 2009 are comprised of (1) a $0.6 million loss realized for settlement of gold futures contracts of which 5,043 gold ounces were delivered into the forward sales contracts and 4,232 gold ounces were net settled, (2) realized gains of $0.1 million for the settlement of Canadian dollar foreign exchange contracts maturing during the second quarter and (3) realized gains of $0.4 million for the settlement of gold, silver and lead contracts that matured in the first quarter.  For the six months ended June 30, 2008, we realized gains of $2.0 million for the settlement of lead and zinc contracts.

Unrealized (Losses) Gains on Derivative Contracts.  Unrealized losses on derivative contracts of $15.0 million for the six months ended June 30, 2009 are comprised of (1) an unrealized loss of $16.7 million for the fair value recorded for gold forward sales contracts held as of June 30, 2009, (2) an unrealized gain of $2.2 million for the fair value of Canadian dollar foreign exchange contracts held as of June 30, 2009 and (3) a $0.5 million loss for the change in value recorded for gold, silver and lead contracts held at the beginning of the year which matured during the first quarter.  Both the gold forward sales contracts and Canadian dollar foreign exchange contracts were entered into on February 20, 2009 in connection with the Project Facility.

Net (Loss) Income.

For the six months ended June 30, 2009, we recorded a net loss of $23.5 million, or $0.10 per share, as compared to net income of $2.3 million, or $0.01 per share, for the six months ended June 30, 2008.  The change between periods is the result of the items discussed above.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by the Montana Tunnels joint venture.  At June 30, 2009, we had cash of $1.8 million, compared to cash of $3.1 million at December 31, 2008.  The decrease in cash since December 31, 2008 is primarily the result of investing cash outflows of $44.5 million and operating cash outflows of $1.2 million, partially offset by financing cash inflows of $44.3 million.

During the six months ended June 30, 2009, net cash used in investing activities totaled $44.5 million.  Capital expenditures for property, plant and equipment of $40.5 million were for the development of the Black Fox project.  Cash outflows for restricted cash and certificates of deposit of $4.1 million were comprised of an inflow of $5.5 million being released from restricted cash upon meeting certain requirements of our lenders which were offset by a $9.6 million increase in our environmental bonding posted for Black Fox reclamation.

During the six months ended June 30, 2009, cash provided by financing activities was $44.3 million.  Cash inflows of financing activities included drawdowns of the $70.0 million Project Facility ($70.0 million less the arrangement fee of $3.5 million) and the exercise of 4.8 million warrants at an exercise price of $0.176 per common share for proceeds of $0.9 million.  These inflows were partially offset by cash outflows for repayment of debt of $23.0 million which included the repayment of a $15.0 bridge facility.

As at June 30, 2009, we were in compliance with the various operational covenants of the Project Facility.  During August 2009, a “review event” as defined by the Project Facility had been communicated to the Banks as a result of Black Fox producing less than 80% of the agreed gold production for the three-month period ended July 31, 2009.  The occurrence of a review event triggers the ability of the banks to review the Project Facility and determine if they wish to continue with the Project Facility.  Although the occurrence of the “review event” triggers the foregoing rights of the Banks under the Project Facility, the Banks have informed us that they continue to support Black Fox and we are confident that they will not seek a termination of the Project Facility as a result of the occurrence of the review event.  We are taking appropriate steps to improve grade control and are engaged in constructive discussions with the Banks regarding resolving any issues related to the review event including rescheduling of the quarterly debt repayment installments, beginning September 30, 2009, to better reflect the expected cash flows from production at Black Fox.

We estimate that with our June 30, 2009 cash balance of $1.8 million, the projected cash flows from Black Fox and the Cdn$13 million financing completed on July 16, 2009, we will have sufficient funds to (1) fund the remainder of the 2009 work programs for the continued development of Black Fox, (2) fund $0.5 million of exploration at Huizopa, (3) repay the $15.3 million principal due in 2009 on the Project Facility and (4) fund corporate overhead.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

Not applicable.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2009, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCRUED RECLAMATION COSTS

As of June 30, 2009, we have accrued $14.1 million related to reclamation obligations at our Montana Tunnels and Black Fox properties, an increase of $3.5 million from December 31, 2008.  These liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property totaling $21.6 million at June 30, 2009.  We have accrued the present value of management’s estimate of these liabilities as of June 30, 2009.

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

Transition to United States generally accepted accounting principles

During the year ended December 31, 2008, the Company initiated a plan to transition from accounting principles generally accepted in Canada (“Canadian GAAP”) to accounting principles generally accepted in the United States (“US GAAP”), as allowable under both Canada and US securities laws.  The transition is anticipated to be retroactive and effective for the three years ended December 31, 2009, with initial  presentation of the consolidated financial statements prepared in accordance with US GAAP to be filed with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  We have developed and implemented a US GAAP change-over plan.  Towards this end we have retained qualified professional personnel to oversee and effect the conversion process.  The plan takes into consideration, among other things:

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

 Note 18 of the consolidated financial statements highlights those key areas likely to be impacted by changes in accounting policy.

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

In January 2009, the CICA issued EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which requires the Company to consider its own credit risk as well as the credit risk of its counterparty when determining the fair value of financial assets and liabilities, including derivative instruments.  The accounting treatments provided in EIC-173 have been applied in the preparation of these financial statements and as required have been applied retrospectively without restatement of prior periods.  The adoption of this standard did not have a material impact on the valuation of financial assets or liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates , changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of June 30, 2009, the Company had $70.0 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and interest being repayable in monthly installments (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2009, a one percent change in interest rates would affect our annual interest expense by $0.5 million.  See Note 16(e) to our financial statements above for more information regarding our interest rate risk.

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

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar, which can adversely impact our net income and cash flows.  Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.  We have entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.0 for Cdn$ equivalent of US$58 million over a four year period commencing April 2009.  See Notes 8(b) and 16(d) to our financial statements above for more information regarding our foreign currency exchange rate risk and how we manage that risk.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  At June 30, 2009, the remaining contracts cover 241,303 ounces at an average price of $876 per ounce over the period  through May 2013.  See Notes 8(b) and 16(f) to our financial statements above for more information regarding our commodity price risk and how we manage that risk.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of June 30, 2009.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.  We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations.  Those risk factors continue to be relevant to understanding our business, financial condition and operating results. Those risk factors have been supplemented in this Quarterly Report on Form 10-Q to provide updated information, as set forth below.

A “review event” has occurred under our Black Fox project facility, which could result in the Banks requiring repayment of all amounts outstanding thereunder.

Gold production for the three-month period ended July 31, 2009 was less than 80% of the amount projected to be produced in the “cash flow model” (as defined in the Black Fox project facility, which we sometimes refer to herein as the Project Facility) provided to the Banks under the Project Facility.  As a result, a “review event” (as defined in the Project Facility) was triggered under the Project Facility and we notified the Banks of such occurrence in July 2009.  Under the terms of the Project Facility, the Banks have 30 days from the date of receipt of such notice to determine if they wish to continue to provide the Project Facility.  If they do not wish to continue to provide the Project Facility, they must provide notice of such determination and state a date (which may not be earlier than 90 days from the date of service of the notice) by which amounts outstanding under the Project Facility must be repaid and all hedging transactions put in place thereunder must be unwound.  As of August 14, 2009, $70 million principal was outstanding under the Project Facility.  The occurrence of a review event triggers the ability of the banks to review the Project Facility and determine if they wish to continue with the Project Facility.  Although the occurrence of the “review event” triggers the foregoing rights of the Banks under the Project Facility, the Banks have informed us that they continue to support Black Fox and we are confident that they will not seek a termination of the Project Facility as a result of the occurrence of the review event.  We are taking appropriate steps to improve grade control and are engaged in constructive discussions with the Banks regarding resolving any issues related to the review event, including regarding the possibility of rescheduling the quarterly repayment installments under the Project Facility, which are currently scheduled to commence September 30, 2009, to better reflect the expected cash flows from Black Fox production for the next twelve months.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders of Apollo Gold Corporation was held on May 7, 2009.  The matters voted upon and passed at the meeting were (i) the election of the directors listed below, (ii) the ratification of the re-appointment of Deloitte & Touche LLP as the Corporation’s independent auditors to hold office until the next annual meeting of shareholders, and (iii) the approval of a resolution to amend the Company’s stock option plan.

At the meeting, the slate of directors nominated by management–consisting of Robert W. Babensee, Marvin K. Kaiser, G. Michael Hobart, R. David Russell, Charles E. Stott, David W. Peat and W.S. (Steve) Vaughan–was elected.  Each director was elected to serve until the next annual meeting or until his successor is appointed, unless his office is earlier vacated in accordance with the Business Corporations Act (Yukon Territory), and the By-laws of the Corporation.

The board of directors recommended the re-appointment of Deloitte & Touche LLP, Chartered Accountants, of Vancouver, British Columbia, the independent auditors of the Company since 2002, as the auditors of the Corporation to hold office until the close of the next annual meeting of the shareholders.  The shareholders ratified this appointment.

The board of directors recommended the approval of the Apollo Gold Corporation Stock Option Incentive Plan resolution.  The shareholders ratified this resolution.

The results of the voting on those matters are outlined in the following table:

		Votes Against/
Proposal	Votes for	Withheld (1)
(i) Election of Management’s Slate of Directors:
Charles E. Stott	102,549,698	5,015,213
R. David Russell	100,836,825	6,728,086
W.S. (Steve) Vaughan	94,455,226	13,109,685
G. Michael Hobart	101,022,098	6,562,813
Robert W. Babensee	100,995,570	6,569,341
Marvin K. Kaiser	101,748,835	5,816,076
David W. Peat	101,068,488	6,496,423
(ii) Ratification of Deloitte & Touche LLP	99,731,162	7,833,751
(iii) Resolution for the Approval of the Apollo Gold Corporation Stock Option Plan Incentive Plan	33,456,508	12,566,438

(1)	Based on the records of the Company’s scrutineer for the meeting, this number may include votes abstained and/or broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GOLD CORPORATION

Date: August 14, 2009	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date: August 14, 2009	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act