Form 10-Q
period 2009-09-30
APOLLO GOLD CORP
filed 2009-11-16
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller	Smaller Reporting Company ☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

At November 9, 2009, there were 263,950,927 common shares of Apollo Gold Corporation outstanding.

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  These statements include comments regarding:

•
plans for the development of and production at the Black Fox project including, without limitation, the timing of the development of the underground mine at Black Fox, the commissioning of the new conveyor, the recommissioning of the high pressure screen system and the expansion of the tailing dam water management system;

•	estimates of future production at Black Fox;
•	our ability to reschedule quarterly principal payments under the Black Fox project finance facility;
•	our ability to meet our repayment obligations under the Black Fox project finance facility;
•	plans for and our ability to finance exploration at our Huizopa, Grey Fox, and Pike River properties;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due February 23, 2010;
•	future financing of projects;
•	completion of the sale of Montana Tunnels Mining, Inc.;
•	liquidity to support operations and debt repayment;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows derived therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs and reclamation liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: unexpected changes in business and economic conditions, including the recent significant changes in global financial and capital markets; significant increases or decreases in gold and zinc prices; changes in interest and currency exchange rates including the LIBOR rate; timing and amount of production; unanticipated changes in grade of ore; unanticipated recovery or production problems; changes in operating costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; costs and timing of development of new reserves; results of current and future exploration and development activities; results of current and future exploration activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors.”  Many of these factors are beyond our ability to control and predict.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  Except as required by securities law, we disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in Canada and publishes its financial statements in United States dollars.  This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, (1) the assets and liabilities of Montana Tunnels Mining, Inc, (“MTMI”) as of December 31, 2008 and the results of MTMI’s operations and cash flows for the three and nine months ended September 30, 2008 have been reclassified as discontinued operations and (2) for the three and nine months ended September 30, 2008, $1.6 million and $3.5 million, respectively, that were presented as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

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

The term “cash operating costs” is used on a per ounce of gold basis.  Cash operating costs per ounce is equivalent to direct operating cost, as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver.

The term “total cash costs” is equivalent to cash operating costs plus production royalties and mining taxes.

The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization and accretion on accrued site closure costs.

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

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT
Cash and cash equivalents	$4,499	$3,085
Restricted cash	4,209	10,000
Accounts receivable and other	1,313	1,974
Derivative instruments (Note 5)	1,579	552
Prepaids	1,123	435
Inventories (Note 6)	8,658	–
Current assets of discontinued operations (Note 4)	1,301	5,437
Total current assets	22,682	21,483
Derivative instruments (Note 5)	4,765	–
Long-term investments (Note 7)	1,093	1,081
Property, plant and equipment	135,634	88,226
Restricted certificates of deposit	14,533	3,821
Other long-term assets	116	103
Non-current assets of discontinued operations (Note 4)	14,552	16,916
TOTAL ASSETS	$193,375	$131,630
LIABILITIES
CURRENT
Accounts payable	$11,010	$12,607
Accrued liabilities	2,246	640
Derivative instruments (Note 5)	8,559	–
Current portion of debt (Note 8(a))	25,798	19,435
Convertible debentures	4,475	3,356
Current liabilities of discontinued operations (Note 4)	1,145	4,376
Total current liabilities	53,233	40,414
Accrued long-term liabilities	337	316
Derivative instruments (Note 5)	22,471	–
Debt (Note 8(a))	41,852	968
Convertible debentures	–	4,571
Accrued site closure costs	5,096	1,398
Future income tax liability	427	447
Non-current liabilities of discontinued operations (Note 4)	9,708	9,761
TOTAL LIABILITIES	133,124	57,875

Continuing operations (Note 1)
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Share capital (Note 10)	202,363	188,927
Equity component of convertible debentures	584	1,987
Debenture note warrants	–	2,234
Contributed surplus	35,855	21,683
Deficit	(178,551)	(141,076)
TOTAL SHAREHOLDERS’ EQUITY	60,251	73,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$193,375	$131,630

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue from sale of minerals	$19,131	$–	$23,840	$–
Operating expenses
Direct operating costs	11,420	–	13,454	–
Depreciation and amortization	3,207	26	4,466	80
General and administrative expenses	1,084	826	3,112	2,914
Accretion expense – accrued site closure costs	147	–	216	–
Exploration and business development	550	754	1,079	2,511
	16,408	1,606	22,327	5,505
Operating income (loss)	2,723	(1,606)	1,513	(5,505)
Other income (expenses)
Interest income	57	62	135	181
Interest expense (Note 11)	(3,094)	(1,098)	(5,505)	(3,053)
Debt transaction costs (Note 8(a) and (c))	–	(70)	(1,821)	(70)
Loss on modification of debentures (Note 9)	–	–	(1,969)	–
Realized (losses) gains on derivative contracts	(1,435)	1,556	(1,559)	3,506
Unrealized losses on derivative contracts	(10,196)	(763)	(25,238)	(1,496)
Foreign exchange gain (loss) and other	226	(283)	565	(508)
Loss from continuing operations before income taxes	(11,719)	(2,202)	(33,879)	(6,945)
Income taxes (Note 12)	–	(32)	189	(95)
Loss from continuing operations	(11,719)	(2,234)	(33,690)	(7,040)
(Loss) income from discontinued operations (Note 4)	(2,269)	2,782	(3,785)	9,913
Net (loss) income and comprehensive income (loss) for the period	$(13,988)	$548	$(37,475)	$2,873

Loss per share from continuing operations
Basic and diluted	$(0.04)	$(0.01)	$(0.14)	$(0.04)

Net (loss) earnings per share
Basic and diluted (Note 10)	$(0.05)	$0.00	$(0.16)	$0.02

Weighted-average number of shares outstanding
Basic	257,165	199,748	239,455	173,374
Diluted (Note 10)	257,165	199,914	239,455	175,052

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(U.S. dollars and shares in thousands)
(Unaudited)

	Number of Shares	Share Capital	Equity Component of Convertible Debentures	Debenture Note Warrants	Contributed Surplus	Deficit	Total

Balance, December 31, 2007	156,248	$166,424	$2,238	$2,292	$14,591	$(142,672)	$42,873
Shares issued for services	650	351	–	–	–	–	351
Units issued for cash and related compensation warrants	40,806	14,885	–	–	3,247	–	18,132
Flow-through shares issued for cash and related compensation warrants	20,000	8,028	–	–	104	–	8,132
Warrants issued for services	–	–	–	–	2,907	–	2,907
Warrants exercised	3,272	1,463	–	(58)	(1)	–	1,404
Conversion of debentures	1,884	834	(251)	–	–	–	583
Income tax benefits renounced in connection with issuance of flow-through shares	–	(3,058)	–	–	–	–	(3,058)
Stock-based compensation	–	–	–	–	835	–	835
Net income and comprehensive income	–	–	–	–	–	1,596	1,596
Balance, December 31, 2008	222,860	188,927	1,987	2,234	21,683	(141,076)	73,755

Shares issued for services (Note 10(a)(ii and iii))	5,173	1,553	–	–	–	–	1,553
Shares issued in settlement of interest (Note 9)	2,445	772	–	–	–	–	772
Warrants issued for services (Notes 8(a) and 10(a)(ii and iii))	–	–	–	–	9,089	–	9,089
Warrants exercised (Note 10(a)(i))	4,833	851	–	–	–	–	851
Shares issued for cash and related compensation warrants (Note 10(a)(iv))	26,111	10,449	–	–	294	–	10,743
Expiration of note warrants	–	–	–	(2,234)	2,234	–	–
Redemption of debentures	–	–	(1,987)	–	1,987	–	–
Equity component of convertible debentures (Note 9)	–	–	584	–	–	–	584
Income tax benefits renounced in connection with issuance of flow-through shares	–	(189)	–	–	–	–	(189)
Stock-based compensation	–	–	–	–	568	–	568
Net loss and comprehensive loss	–	–	–	–	–	(37,475)	(37,475)
Balance, September 30, 2009	261,422	$202,363	$584	$–	$35,855	$(178,551)	$60,251

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities
Net (loss) income for the period	$(13,988)	$548	$(37,475)	$2,873
Loss (income) from discontinued operations for the period	2,269	(2,782)	3,785	(9,913)
Items not affecting cash:
Depreciation and amortization	3,208	26	4,466	80
Stock-based compensation	212	225	568	607
Shares and warrants issued for services and payment of interest	–	–	4,020	–
Accretion expense – accrued site closure costs	147	–	216	–
Interest expense – amortization of debt discount	1,158	–	1,627	–
Interest expense – accretion of convertible debentures	337	1,017	1,619	2,787
Interest paid on convertible debentures	–	–	(567)	(1,016)
Unrealized losses on derivative instruments	10,196	763	25,238	1,496
Foreign exchange (gain) loss and other	(397)	392	(708)	605
Income taxes	–	–	(189)	–
Net change in non-cash operating working capital items (Note 12)	4,349	(769)	1,878	(1,282)
Discontinued operations	389	1,396	1,334	10,013
Net cash provided by operating activities	7,880	816	5,812	6,250

Investing activities
Property, plant and equipment expenditures	(14,114)	(22,718)	(54,560)	(26,184)
Restricted certificate of deposit and other assets	812	(382)	(3,252)	(1,958)
Discontinued operations	(5)	(911)	(14)	(2,272)
Net cash used in investing activities	(13,307)	(24,011)	(57,826)	(30,414)

Financing activities
Proceeds on issuance of shares and warrants	10,742	25,611	10,742	25,611
Proceeds from exercise of warrants	–	–	851	1,404
Proceeds from debt	–	5,150	66,534	6,105
Payments of debt	(550)	(2,076)	(23,047)	(7,456)
Discontinued operations	(634)	1,026	(1,175)	662
Net cash provided by financing activities	9,558	29,711	53,905	26,326

Effect of exchange rate changes on cash and cash equivalents	(568)	(379)	(477)	(423)

Net increase in cash and cash equivalents	3,563	6,137	1,414	1,739
Cash and cash equivalents, beginning of period	936	148	3,085	4,546
Cash and cash equivalents, end of period (Note 12)	$4,499	$6,285	$4,499	$6,285

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,619	$90	$4,094	$1,592
Income taxes paid	$10	$63	$35	$63

See Note 12 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

1.	CONTINUING OPERATIONS

These condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash flow generated by the Montana Tunnels joint venture (Note 4) and the Black Fox mine.  The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and/or equity securities, and/or continue to generate cash flow from the Black Fox mine.  Currently, the Company is in discussions with the Banks under the Project Facility (See Note 8(a)) regarding rescheduling the quarterly repayment installments to better reflect the expected cash flows from production at Black Fox over the term of the loan.

As of September 30, 2009, the Company has a working capital deficiency of $30.6 million and an accumulated deficit of $178.6 million.  In addition, as at September 30, 2009, the Company held cash and cash equivalents of $4.5 million and had current debt obligations of $30.3 million consisting of (1) the current portion of the project financing facility of $23.4 million due in quarterly installments beginning on December 31, 2009 (Note 8(a)), (2) the outstanding principal of the Series 2007-A convertible debentures of $4.5 million due in February 2010 (Note 9), and (3) $2.4 million for other current debt.  Additionally, as of September 30, 2009, the Company has committed to make capital expenditures of approximately $1.2 million for the continued development of Black Fox (Note 14(a)).  Based on the current cash balance, the projected cash flows from Black Fox and assuming the successful rescheduling of the quarterly installment payments of the Project Facility, the Company expects to have sufficient funds to (1) meet its current debt obligations (after debt rescheduling), (2) fund the capital commitments for the development of Black Fox, and (3) fund corporate expenditures.

If the Company is unable to generate sufficient cash flow from Black Fox, unable to reschedule the quarterly installment payments under the Project Facility and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications used.

2.	NATURE OF OPERATIONS

Apollo is engaged in gold mining including extraction, processing, refining and the production of other byproduct metals, as well as related activities including the exploration and development of potential mining properties and acquisition of mining claims.  Apollo owns Black Fox, an open pit mine and mill located near Matheson in the Province of Ontario, Canada (“Black Fox”).  Mining of ores at Black Fox began in March 2009, milling operations commenced in April 2009, and commercial production commenced in late May 2009.  Exploration properties adjacent to the Black Fox mine include the Grey Fox and Pike River properties.

Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project (the “Huizopa Project”), located in the Sierra Madres in Chihuahua, Mexico.  The Huizopa Project is subject to an 80% Apollo/20% Mineras Coronado joint venture agreement.

3.	SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) and except as described in Note 18, conform in all material respects with accounting principles generally accepted in the United States (“U.S. GAAP”).  The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2008, except as disclosed in (a) below.  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted.  These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2008.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.  Interim results are not necessarily indicative of the results expected for the fiscal year.  Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, (1) the assets and liabilities of Montana Tunnels Mining, Inc, (“MTMI”) as of December 31, 2008 and the results of MTMI’s operations and cash flows for the three and nine months ended September 30, 2008 have been reclassified as discontinued operations and (2) for the three and nine months ended September 30, 2008, $1.6 million and $3.5 million, respectively, that were presented as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

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

4.	DISCONTINUED OPERATIONS (MONTANA TUNNELS)

During the third quarter of 2009, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., a previously reportable segment, which includes the Montana Tunnels and Diamond Hill mines.  The Montana Tunnels mine, a 50% joint venture (“Montana Tunnels”), is an open pit mine and mill that produced gold dore and lead-gold and zinc-gold concentrates, located in the State of Montana.  Montana Tunnels was placed under care and maintenance on April 30, 2009.  The Diamond Hill mine, also located in the State of Montana, is currently under care and maintenance.  On September 30, 2009, the Company signed a letter of intent to sell MTMI to the current 50% joint venture partner, Elkhorn Goldfields, Inc., for cash of $5.0 million, payable in installments through May 2010, and a 4% net smelter royalty on future production at Montana Tunnels up to a maximum of $4.0 million.  The consummation of the sale is subject to negotiation of definitive documents relating to the sale and payment of the $5.0 million cash purchase price.  As of September 30, 2009, the Company recorded an impairment of $1.6 million on the net assets of MTMI.

The following tables present summarized financial information related to discontinued operations:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

4.	DISCONTINUED OPERATIONS (MONTANA TUNNELS) (continued)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$428	$12
Other non-cash current assets	873	5,425
Current assets of discontinued operations	1,301	5,437
Property, plant and equipment	7,062	7,655
Deferred stripping costs	–	1,052
Restricted certificates of deposit and other	9,080	8,209
Less: Impairment	(1,590)	–
Non-current assets of discontinued operations	14,552	16,916
Total assets of discontinued operations	15,853	22,353
LIABILITIES
Current liabilities of discontinued operations	1,145	4,376
Debt and other long-term liabilities	–	44
Accrued site closure costs	9,708	9,165
Deferred gain	–	552
Non-current liabilities of discontinued operations	9,708	9,761
Total liabilities of discontinued operations	10,853	14,137
Net assets of discontinued operations	$5,000	$8,216

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue from sale of minerals	$–	$12,764	$10,219	$38,685
Direct operating costs	381	9,978	11,794	28,508
Depreciation and amortization	115	380	584	1,085
Accretion expense – accrued site closure costs	181	177	543	532
Amortization of deferred gain	–	(560)	(552)	(1,484)
Impairment	1,590	–	1,590	–
	2,267	9,975	13,959	28,641
Operating (loss) income	(2,267)	2,789	(3,740)	10,044
Interest income	–	38	7	128
Interest expense	(2)	(45)	(52)	(259)
(Loss) income from discontinued operations	$(2,269)	$2,782	$(3,785)	$9,913

(Loss) earnings per share from discontinued operations
Basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.06)

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	September 30, 2009			December 31, 2008
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Canadian dollar purchase contracts (Note 8(b))	$–	$6,344	$6,344	$–	$–	$–
Gold, silver and lead contracts	–	–	–	–	552	552
Less: Current portion	–	(1,579)	(1,579)	–	(552)	(552)
Long-term portion	$–	$4,765	$4,765	$–	$–	$–
Liabilities
Gold forward sales contracts (Note 8(b))	$–	$(31,030)	$(31,030)	$–	$–	$–
Less: Current portion	–	8,559	8,559	–	–	–
Long-term portion	$–	$(22,471)	$(22,471)	$–	$–	$–

On February 20, 2009, the Company entered into a $70.0 million project financing agreement (the “Project Facility”) with two banks (the “Banks”) relating to Black Fox (Note 8(a)).  As required by the terms of the Project Facility, the Company entered into a derivative program covering a portion of the Company’s forecasted gold sales and forecasted Canadian dollar operating costs, with the Banks acting as counterparties.

The original derivative program included gold forward sales of 250,430 ounces, representing approximately 60% of the Company’s forecasted sales beginning in May 2009 and continuing over the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  During the nine months ended September 30, 2009, the Company realized a $2.4 million loss on the settlement of gold futures contracts covering 29,123 ounces of gold.

The original foreign exchange derivative program was for the Canadian dollar equivalent of $58 million over a period covering the four year term of the Project Facility which began April 2009.  The program represents approximately 30% of the Company’s forecasted Canadian dollar operating costs beginning in May 2009 and continuing over the four year term of the Facility.  The weighted average exchange rate for the program is Cdn$1.21 per $1.  During the nine months ended September 30, 2009, the Company realized gains of $0.4 million for the settlement of the Canadian dollar equivalent of $5.3 million foreign exchange contracts.

Settlements of the remaining gold forward sales contracts and Canadian dollar foreign exchange contracts as of September 30, 2009 are as follows (table not in thousands):

	Gold Forward Sales Contracts		Canadian Dollar Foreign Exchange Contracts
Year of Settlement	Gold Ounces	Average Contract Price Per Ounce	Pay US Dollars (Millions)	Exchange Rate (Cdn$/USD)	Purchase Canadian Dollars (Millions)
2009	24,509	$876	$2.8	$1.21	$3.4
2010	54,261	$876	$13.4	$1.21	$16.3
2011	54,704	$876	$16.1	$1.21	$19.5
2012	73,458	$876	$16.3	$1.21	$19.7
2013	14,523	$876	$4.1	$1.21	$4.9
	221,455		$52.7		$63.8

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	DERIVATIVE INSTRUMENTS (continued)

The Company did not apply hedge accounting to these transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the consolidated statement of operations each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date as follows:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Gold forward contracts	n/a	$–	Derivative instruments	$54	Derivative instruments	$31,030	n/a	$–
Silver forward contracts	n/a	–	Derivative instruments	139	n/a	–	n/a	–
Lead forward contracts	n/a	–	Derivative instruments	359	n/a	–	n/a	–
Canadian dollar foreign exchange contracts	Derivative instruments	6,344	n/a	–	n/a	–	n/a	–
Total derivatives		$6,344		$552		$31,030		$–

6.	INVENTORIES

Inventories consist of:
	September 30, 2009	December 31, 2008
Doré inventory	$2,851	–
In-circuit gold inventory	3,607	–
Stockpiled ore inventory	1,933	–
Materials and supplies	267	–
	$8,658	$–

Other information related to inventories is:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Inventories recognized as an expense in direct operating costs	$11,420	$–	$13,454	$–
Expenses related to the write down of the carrying value of inventories to net realizable value	530	–	530	–

7.	LONG-TERM INVESTMENTS

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange gain and other in the consolidated statement of operations, representing a loss of $0.01 million for the nine months ended September 30, 2009, and losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.  As such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at September 30, 2009 and December 31, 2008 are $1.1 million and $1.1 million, respectively.  See Note 16(g).  The ARS are pledged as collateral for a $0.9 million margin loan.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	BLACK FOX PROJECT FINANCING FACILITY

(a)	Financing Agreement

On February 20, 2009, the Company entered into a $70.0 million project financing agreement (the “Project Facility”) with two banks (the “Banks”) relating to Black Fox.  By June 2, 2009, the Company had borrowed the total amount of the $70.0 million available under the Project Facility.  On February 23, 2009, the Company used $15.0 million of the proceeds from the Project Facility to repay the $15.0 million bridge facility entered into on December 10, 2008 (the “Bridge Facility”) and has utilized the remaining $55.0 million to complete the development of Black Fox and to provide for certain agreed corporate expenditures.

The terms of the Project Facility include:  (i) a commitment by the Banks to lend to the Company up to $70.0 million available for drawdown between February 20, 2009 and June 30, 2009; (ii) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (iii) scheduled repayment of the principal amount in unequal quarterly amounts originally scheduled to commence September 30, 2009 (see paragraph below for discussion regarding rescheduling of quarterly payments) with the final repayment no later than March 31, 2013; and (iv) an arrangement fee of $3.5 million, which was paid by the Company to the Banks in cash on February 23, 2009.  The average monthly LIBOR rate charged to the Company during the three and nine months ended September 30, 2009 was 0.3% and 0.4%, respectively.

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the common stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project ore reserves, satisfaction of a minimum tangible net worth test, and the operation of Black Fox in compliance with an agreed cash flow budgeting and operational model.  In addition, the Black Fox Project is subject to a completion test that must be satisfied by March 31, 2010.  As at September 30, 2009, the Company was in compliance with the various financial covenants of the Project Facility. However, as a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered.  The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 under the Project Facility and (ii) the requirement to fund the associated debt service reserve account also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date.  This deferral will enable the Banks and the Company to complete an ongoing technical review of the Black Fox project with the objective of rescheduling the quarterly repayment installments under the Project Facility.  If the Company is not able to satisfactorily reschedule the quarterly repayment installments, then the payment of $9,300,000 and the reserve account funding obligation, each originally due on September 30, 2009, must be satisfied on the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine and (ii) December 31, 2009.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
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

The Company recorded a $10.9 million discount on the Project Facility, comprised of the $3.5 million arrangement fee and the $7.4 million fair value of the Banks’ Compensation Warrants, which discount will be accreted over the life of the loan using the effective interest method and charged to interest expense.  The accreted interest from the date of loan origination through May 24, 2009 (the date on which Black Fox entered commercial production) was capitalized to Black Fox.  Additionally, the Company recorded $0.6 million of debt transaction costs that were expensed immediately.

The drawn amounts on the Project Facility as of September 30, 2009 are repayable by the Company as shown in the table below.  Amounts due on the Project Facility are included within current and long-term portion of debt, which balance includes notes payable, leases payable and other debt, as follows:

2009	$15,300 (1)
2010	13,800
2011	10,200
2012	24,500
2013	6,200
Principle balance of Project Facility	70,000
Less unamortized debt discount	(8,577)
Total of project facility included within debt on the balance sheet	61,423
Less current portion	(23,374)
Long-term portion	$38,049
(1) See above for discussion of potential rescheduling of quarterly payments.

(b)	Additional Debt Transaction Costs Resulting from the Project Facility

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
Nine month period ended September 30, 2009
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

Over their one-year term, the Extended Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on the effective interest method.  For the three and nine months ended September 30, 2009, the Company recorded accretion expense of $0.3 million and $0.7 million, respectively, related to the Extended Debentures, which is included in interest expense.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL

(a)	Shares issued in 2009

(i)           For the nine months ended September 30, 2009, there were 4,833,332 shares issued upon exercise of warrants for proceeds of $0.9 million.  Each warrant exercised had an exercise price of $0.176.

(ii)           On February 20, 2009, the Company issued to a Firm (see Note 8(b)) 3,172,840 common shares of the Company and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.204 (Cdn$0.256) for services rendered.

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

(iv)           On July 15, 2009, the Company completed a private placement of 12,221,640 common shares at Cdn$0.45 per share and 13,889,390 flow-through common shares at Cdn$0.54 per share for net proceeds of $10.7 million (Cdn$12.0 million) after cash issuance costs of $0.9 million.  The Company intends to use the proceeds from the sale of the flow-through common shares to fund exploration expenses at its Black Fox mine and its Grey Fox property.  Further, the Company intends to use the proceeds from the sale of the common shares for working capital and general corporate purposes.  In connection with the private placement the Company issued 1,566,662 compensation warrants to purchase common shares of the Company at an exercise price of Cdn$0.45 per share that expire on July 15, 2011.  The compensation warrants were assigned a fair value of $0.3 million, using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 80%, an expected life of the warrants of two years, and an annual risk-free rate of 1.2%.

(b)	Warrants

A summary of information concerning outstanding warrants at September 30, 2009 is as follows:

Number of Warrants and Shares Issuable upon Exercise
Balance, December 31, 2008	91,277,374
Warrants issued	38,970,674
Warrants exercised	(4,833,333)
Warrants expired	(9,725,927)
Balance, September 30, 2009	115,688,788

The following table summarizes outstanding warrants as at September 30, 2009:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL (continued)

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
November 8, 2006	2,677,436	0.176	November 8, 2009 (1)
November 8, 2006	1,168,174	0.50	November 8, 2009 (2)
February 23, 2007	8,580,000	0.25	March 4, 2010
	12,425,610
		Exercisable in Cdn$
August 21, 2008	1,020,000	0.50	February 21, 2010
December 31, 2008	255,000	0.30	December 31, 2010
February 20, 2009	2,567,901	0.256	February 20, 2011
July 15, 2009	1,566,662	0.45	July 15, 2011
July 24, 2008	20,403,250	0.65	July 24, 2011
December 10, 2008	42,614,254	0.221	December 10, 2012
February 20, 2009	34,836,111	0.252	February 20, 2013
	103,263,178
	115,688,788
(1) 2,343,603 of these warrants were exercised prior to expiration and the remaining 333,833 expired unexercised.
(2) 185,100 of these warrants were exercised prior to expiration and the remaining 983,074 expired unexercised.

In addition, 2,448,390 units issued to placement agents on July 24, 2008 (the “Agents’ Units”) are outstanding.  Each Agents’ Unit is exercisable at Cdn$0.60 for four years into one common share of the Company and one- half of one warrant (the Agents’ Warrant), with each whole Agents’ Warrant exercisable into one common share of the Company at Cdn$0.78.  The Agent’s Units and Agents’ Warrants expire on July 24, 2012.

(c)	Options

A summary of information concerning outstanding fixed stock options at September 30, 2009 is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2008	8,281,309	$0.77
Options granted	3,731,807	0.34
Options forfeited	(401,745)	0.53
Balance, September 30, 2009	11,611,371	$0.64

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2009:

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

10.	SHARE CAPITAL (continued)

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	1.9	100,000	$0.46
675,100	February 18, 2013	2.24	3.4	675,100	2.24
260,000	March 10, 2014	2.05	4.4	260,000	2.05
25,000	May 19, 2014	1.44	4.6	25,000	1.44
20,200	August 10, 2014	0.95	4.9	20,200	0.95
1,158,250	March 10, 2015	0.65	5.4	1,158,250	0.65
100,000	August 4, 2015	0.27	5.8	100,000	0.27
300,000	December 12, 2015	0.20	6.2	300,000	0.20
125,000	March 28, 2016	0.65	6.5	125,000	0.65
200,000	May 24, 2016	0.53	6.7	200,000	0.53
108,000	August 10, 2016	0.48	6.9	108,000	0.48
20,000	November 9, 2016	0.32	7.1	20,000	0.32
2,810,064	February 6, 2017	0.57	7.4	2,810,064	0.57
21,250	August 13, 2017	0.46	7.9	21,250	0.46
1,973,950	March 27, 2018	0.66	8.5	986,975	0.66
21,250	August 12, 2018	0.37	8.9	10,625	0.37
30,000	November 11, 2018	0.15	9.1	–	–
3,200,067	March 31, 2019	0.32	9.5	–	–
297,740	May 6, 2019	0.45	9.6	–	–
165,500	August 11, 2019	0.44	9.9	–	–
11,611,371		$0.64	7.6	6,920,464	$0.79

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Nine months ended September 30,
	2009	2008
Risk free interest rate	1.9%	2.9%
Dividend yield	0%	0%
Volatility	77%	73%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.23	$0.44

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

11.	INTEREST EXPENSE

Interest expense consists of:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Accretion on convertible debentures	$337	$1,017	$1,619	$2,787
Amortization of debt discount – Project Facility	1,158	–	1,627	–
Capital leases, Project Facility and other	1,599	81	2,259	266
	$3,094	$1,098	$5,505	$3,053

For the nine months ended September 30, 2009, the Company recorded capitalized interest of $1.8 million, respectively.

12.	INCOME TAXES

The Company recorded a tax benefit of $0.2 million for the nine month period ended September 30, 2009 due to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

The Company recorded income tax expense of $0.03 million and $0.10 million for the three and nine month period ended September 30, 2008 for alternative minimum taxes resulting on its income from U.S. operations.  There was no other income tax expense recorded during the nine month period ended September 30, 2008, as additional taxable income was offset by recoveries of prior tax losses.

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

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

13.	EARNINGS (LOSS) PER SHARE (continued)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(13,988)	$548	$(37,475)	$2,873
Weighted average number of shares, basic	257,164,991	199,747,625	239,455,750	173,373,528
Dilutive securities:
Options	–	166,106	–	284,577
Warrants	–	–	–	1,394,042
Convertible debentures	–	–	–	–
Weighted average number of shares, diluted	257,164,991	199,913,731	239,455,750	175,052,147
Basic net earnings (loss) per share	$(0.05)	$0.00	$(0.16)	$0.02
Diluted net earnings (loss) per share	$(0.05)	$0.00	$(0.16)	$0.02

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	32,990,638	59,815,346	32,990,638	31,847,962
Average exercise price of OWNI	$0.64	$0.60	$0.64	$0.69
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	8,580,000	14,876,200	8,580,000	14,876,200
Average conversion price of anti-dilutive convertible securities	$0.50	$0.50	$0.50	$0.50

Due to a net loss for the three and nine month periods ended September 30, 2009, an additional 96.8 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

14.	COMMITMENTS AND CONTINGENCIES

The Company had entered into a number of contractual commitments related to the development of Black Fox.  As of September 30, 2009, these commitments totaled approximately $1.2 million and are expected to become due within the next 12 months.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

15.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items are:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(Increase) decrease in:
Accounts receivable and other	$317	$470	$(52)	$(664)
Prepaids	(227)	(41)	97	249
Inventories	(1,728)	–	(8,658)	–
Increase (decrease) in:
Accounts payable	5,250	(1,082)	8,863	492
Accrued liabilities	737	(116)	1,628	(1,359)
	$4,349	$(769)	$1,878	$(1,282)

(b)	Components of cash and cash equivalents are:

	Sept. 30, 2009	Sept. 30, 2008
Cash	$4,499	$5,250
Cash equivalents	–	1,035
Cash and cash equivalents	$4,499	$6,285

(c)	Non-cash transactions

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Increase in property, plant and equipment due to assets acquired via issuance of notes payable	$47	$–	$4,086	$–
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	203	416	785	416
Increase in contributed surplus for the issuance of warrants to the Banks in connection with the Project Facility (Note 8(a)) and a corresponding decrease in debt for the debt discount	–	–	7,395	–
Increase in share capital and reduction in convertible debentures due to the conversion of Series 2007-A convertible debentures into common shares of the Company	–	–	–	621
Increase in share capital and a decrease in future income tax assets upon renouncement of expenditures in connection with a flow-through share offering completed in October 2007	–	–	–	1,165
Increases in financial statement components related to the acquisition of the Black Fox Mill:
Equity due to the issuance of common shares for services rendered related to acquisition financing costs	–	351	–	351
Accrued site closure costs due to the assumption of a related reclamation liability	–	1,210	–	1,210
Increase in future income tax liability	–	447	–	447

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
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

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  Other than disclosed in Note 7 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the nine month period ended September 30, 2009.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated AAA when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  The current rating by Standard and Poor on Apollo’s ARS is A.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

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
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(c)	Liquidity Risk

Liquidity risk is the risk that the Company will not meet its financial obligations as they become due.  The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for the existing capital expenditure program and plans for expansion, which are adjusted as input variables change.  These variables include, but are not limited to, available bank lines, mineral production from existing operations, commodity prices, taxes and the availability of capital markets.  As these variables change, liquidity risks may necessitate the need for the Company to conduct equity issues or obtain debt financing.

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms.  The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.  As of September 30, 2009, the Company has borrowed $70.0 million against a Project Facility (See Note 8(a)). At September 30, 2009, the Company is in compliance with its financial debt covenants.  See Note 8(a) for a discussion of the occurrence of a “review event,” the deferral of the $9.3 million quarterly repayment due September 30, 2009 and the possibility of restructuring the installment payments associated with the Project Facility.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash and cash equivalents, restricted certificates of deposit and accounts payable.  For the three and nine months ended September 30, 2009, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.2 million and $0.4 million, respectively, for a 10% increase or decrease in the Canadian dollar.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility , the Company entered into certain forward option contracts to purchase Canadian dollars.  See Note 5 for details.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of September 30, 2009, the Company’s significant outstanding borrowings consist of $70.0 million of the Project Facility (Note 8(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 9).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rates charged to the Company on the Project Facility during the three and nine month period ended September 30, 2009 were 0.3% and 0.3%, respectively.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rates paid by the Company on its outstanding borrowings during the three and nine month period ended September 30, 2009 were 7.2% and 7.7%, respectively.

For the three and nine month period ended September 30, 2009, a 100 basis point increase or decrease in interest rates would not have had a significant impact on the amount of interest expense recorded during those periods.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(f)	Commodity Price Risk

The Company’s principal business includes the sale of gold.  Revenues, earnings and cash flows from the sale of gold are sensitive to changes in market prices, over which the Company has little or no control.  The Company has the ability to address its price-related exposures through the limited use of options, future and forward contracts.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility, the Company entered into certain gold forward sales contracts.  See Note 5 for details.

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

Apollo operates the Black Fox mine and mill in Canada.  The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured.  MTMI, which was previously presented as a reportable segment, has been reported as discontinued operations (Note 4).  The accounting policies for these segments are the same as those followed by the Company as a whole.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.	SEGMENTED INFORMATION (continued)

Amounts as at September 30, 2009 are as follows:

	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$3,428	$1,071	$4,499
Other non-cash current assets	10,619	6,263	16,882
	14,047	7,334	21,381
Derivative instruments	–	4,765	4,765
Long-term investments	–	1,093	1,093
Property, plant and equipment	132,621	3,013	135,634
Restricted certificates of deposit	14,525	8	14,533
Other long-term assets	116	–	116
Total assets of continuing operations	$161,309	$16,213	$177,522

Current liabilities	$12,172	$39,916	$52,088
Derivative instruments	–	22,471	22,471
Debt and other long-term liabilities	3,164	39,025	42,189
Accrued site closure costs	5,096	–	5,096
Future income tax liability	427	–	427
Total liabilities of continuing operations	$20,859	$101,412	$122,271

Amounts at December 31, 2008 are as follows:

	Black Fox	Corporate and Other	Total
Cash and cash equivalents	$214	$2,871	$3,085
Other non-cash current assets	9,805	3,156	12,961
	10,019	6,027	16,046
Long-term investments	–	1,081	1,081
Property, plant and equipment	85,183	3,043	88,226
Restricted certificates of deposit	3,813	8	3,821
Other long-term assets	103	–	103
Total assets of continuing operations	$99,118	$10,159	$109,277

Current liabilities	$26,925	$9,113	$36,038
Debt and other long-term liabilities	967	4,888	5,855
Accrued site closure costs	1,398	–	1,398
Future income tax liability	447	–	447
Total liabilities of continuing operations	$29,737	$14,001	$43,738

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.	SEGMENTED INFORMATION (continued)

Amounts for the three and nine month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Three months ended September 30, 2009
	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$19,131	$–	$19,131
Direct operating costs	11,420	–	11,420
Depreciation and amortization	3,198	9	3,207
General and administrative expenses	–	1,084	1,084
Accretion expense – accrued site closure costs	147	–	147
Exploration and business development	340	210	550
	15,105	1,303	16,408
Operating (loss) income	4,026	(1,303)	2,723
Interest income	–	57	57
Interest expense	(2,752)	(342)	(3,094)
Realized losses on derivative contracts	–	(1,435)	(1,435)
Unrealized gains on derivative contracts	–	(10,196)	(10,196)
Foreign exchange gain and other	(1)	227	226
Loss from continuing operations before income taxes	$1,273	$(12,992)	$(11,719)
Investing activities
Property, plant and equipment expenditures	$14,114	$–	$14,114

	Nine months ended September 30, 2009
	Black Fox	Corporate and Other	Total
Revenue from sale of minerals	$23,840	$–	$23,840
Direct operating costs	13,454	–	13,454
Depreciation and amortization	4,436	30	4,466
General and administrative expenses	–	3,112	3,112
Accretion expense – accrued site closure costs	216	–	216
Exploration and business development	452	627	1,079
	18,558	3,769	22,327
Operating (loss) income	5,282	(3,769)	1,513
Interest income	–	135	135
Interest expense	(3,850)	(1,655)	(5,505)
Debt transaction costs	(582)	(1,239)	(1,821)
Loss on modification of convertible debentures	–	(1,969)	(1,969)
Realized losses on derivative contracts	–	(1,559)	(1,559)
Unrealized losses on derivative contracts	–	(25,238)	(25,238)
Foreign exchange gain and other	–	565	565
Loss from continuing operations before income taxes	$850	$(34,729)	$(33,879)
Investing activities
Property, plant and equipment expenditures	$54,560	$–	$54,560

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

17.	SEGMENTED INFORMATION (continued)

	Three months ended September 30, 2008
	Black Fox	Corporate and Other	Total
Depreciation and amortization	$–	$26	$26
General and administrative expenses	–	826	826
Exploration and business development	167	587	754
	167	1,439	1,606
Operating income (loss)	(167)	(1,439)	(1,606)
Interest income	–	62	62
Interest expense	–	(1,098)	(1,098)
Financing costs	–	(70)	(70)
Realized gains on derivative contracts	–	1,556	1,556
Unrealized gains on derivative contracts	–	(763)	(763)
Foreign exchange loss and other	–	(283)	(283)
Loss from continuing operations before income taxes	$(167)	$(2,035)	$(2,202)
Investing activities
Property, plant and equipment expenditures	$21,644	$–	$21,644

	Nine months ended September 30, 2008
	Black Fox	Corporate and Other	Total
Depreciation and amortization	$–	$80	$80
General and administrative expenses	–	2,914	2,914
Exploration and business development	217	2,294	2,511
	217	5,288	5,505
Operating income (loss)	(217)	(5,288)	(5,505)
Interest income	–	181	181
Interest expense	–	(3,053)	(3,053)
Financing costs	–	(70)	(70)
Realized gains on derivative contracts	–	3,506	3,506
Unrealized gains on derivative contracts	–	(1,496)	(1,496)
Foreign exchange loss and other	–	(508)	(508)
Loss from continuing operations before income taxes	$(217)	$(6,728)	$(6,945)
Investing activities
Property, plant and equipment expenditures	$26,493	$42	$26,535

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with Canadian GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with U.S. GAAP and with practices prescribed by the U.S. Securities and Exchange Commission at September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

Material variances between financial statement items under Canadian GAAP and the amounts determined under U.S. GAAP are as follows:

	Sept 30, 2009	Dec 31, 2008
Total assets in accordance with Canadian GAAP	$193,375	$131,630
Bank indebtedness	–	(742)
Debt transaction costs (a)	36	–
Black Fox Project (b)	(28,494)	(29,159)
Convertible debentures (c)	–	66
Discontinued operations (f)	(10,974)	(15,533)
Total assets in accordance with U.S. GAAP	$153,943	$86,262

Total liabilities in accordance with Canadian GAAP	$133,124	$57,875
Bank indebtedness	–	(742)
Debt transactions costs (a)	(485)	–
Convertible debentures (c)	232	118
Income taxes related to flow-through share issuance (d)	869	73
Warrants treated as liabilities under EITF 07-5 (g)	34,354	–
Discontinued operations (f)	(10,136)	(13,416)
Total liabilities in accordance with U.S. GAAP	$157,958	$43,908

Total shareholders’ equity in accordance with Canadian GAAP	$60,251	$73,755
Debt transactions costs (a)	521	–
Black Fox Project (b)	(28,494)	(29,159)
Convertible debentures (c)	(232)	(52)
Income taxes related to flow-through share issuance (d)	(869)	(73)
Warrants treated as liabilities under EITF 07-5 (h)	(34,354)	–
Discontinued operations (f)	(838)	(2,117)
Total shareholders’ (deficit) equity in accordance with U.S. GAAP	$(4,015)	$42,354

Total shareholders’ (deficit) equity and liabilities in accordance with U.S. GAAP	$153,943	$86,262

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the components of shareholders’ (deficit) equity would be as follows:

	Sept. 30, 2009	Dec 31, 2008
Share capital	$202,207	$189,451
Note warrants	–	2,234
Contributed surplus	45,359	48,241
Deficit	(251,581)	(197,572)
Total shareholders’ (deficit) equity in accordance with U.S. GAAP	$(4,015)	$42,354

Under U.S. GAAP, the net (loss) income and earnings per share would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss from continuing operations for the period, based on Canadian GAAP	$(11,719)	$(2,234)	$(33,690)	$(7,040)
Debt transaction costs (a)	(36)	(53)	521	(160)
Black Fox Project (b)	439	–	665	(2,332)
Convertible debentures (c)	127	287	404	(810)
Warrants treated as liabilities under EITF 07-5 (h)	(4,174)	–	(17,756)	–
Income taxes related to flow-through share issuance (d)	–	–	(116)	628
(Loss) from continuing operations for the period, based on U.S. GAAP	(15,363)	(2,000)	(49,972)	(9,714)
(Loss) income from discontinued operations for the period, based on Canadian GAAP	(2,269)	2,782	(3,785)	9,913
Adjustments related to discontinued operations (f)	720	560	1,279	1,490
(Loss) income from discontinued operations for the period, based on U.S. GAAP	(1,549)	3,342	(2,506)	11,403
Net (loss) income and comprehensive (loss) income for the period based on U.S. GAAP	$(16,912)	$1,342	$(52,478)	$1,689
Basic and diluted net (loss) income per share in accordance with U.S. GAAP	$(0.07)	$0.01	$(0.22)	$0.01

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

Under U.S. GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash provided by operating activities based on Canadian GAAP	$7,880	$816	$5,812	$6,250
Debt transaction costs (a)	–	–	572	–
Black Fox Project (b)	–	–	–	(2,332)
Discontinued operations (f)	(637)	114	(1,189)	(1,610)
Cash provided by operating activities based on U.S. GAAP	7,243	930	5,195	2,308

Cash used in investing activities based on Canadian GAAP	(13,307)	(24,011)	(57,826)	(30,414)
Black Fox Project (b)	–	–	–	2,332
Restricted cash for Canadian flow-through expenditures (e)	(6,589)	(7,243)	(2,762)	(4,634)
Discontinued operations (f)	5	911	14	2,272
Cash used in investing activities based on U.S. GAAP	(19,891)	(30,343)	(60,574)	(30,444)

Cash provided by financing activities based on Canadian GAAP	9,558	29,711	53,905	26,326
Debt transaction costs (a)	–	–	(572)	–
Discontinued operations (f)	634	(1,026)	1,175	(662)
Cash provided by financing activities based on U.S. GAAP	10,192	28,685	54,508	25,664

Effect of exchange rate changes on cash	(568)	(379)	(477)	(423)

Net cash outflow in accordance with U.S. GAAP	(3,024)	(1,107)	(1,348)	(2,895)
Cash (bank indebtedness), beginning of period under U.S. GAAP	934	(454)	(742)	1,334
Bank indebtedness, end of period under U.S. GAAP	$(2,090)	$(1,561)	$(2,090)	$(1,561)

(a)	Debt transaction costs

Under Canadian GAAP, the Company expenses debt transaction costs when they are incurred.  Under U.S. GAAP, debt transaction costs are capitalized and amortized over the term of the related debt.  Accordingly, for U.S. GAAP purposes, cumulative adjustments of a $0.5 million reduction in debt and a $0.5 million reduction in deficit have been recorded as at September 30, 2009.

(b)	Black Fox Project

Effective April 2008, under U.S. GAAP, mining development costs at the Black Fox Project are capitalized as they are under Canadian GAAP.  Prior to April 2008, mining development costs at the Black Fox Project were expensed as incurred under U.S. GAAP.  Accordingly, for U.S. GAAP purposes, a cumulative reduction in property, plant and equipment of $29.2 million has been recorded as at September 30, 2009.  Effective May 2009, the Black Fox Project commenced commercial production under both Canadian and U.S. GAAP.  As a result of the $29.2 million difference described above, adjustments to inventories; property, plant and equipment, and the related amortization of development costs have been recorded.

(c)	Convertible debentures

Under Canadian GAAP, the Extended Debentures were recorded as a compound financial instrument.  Under U.S. GAAP, the Extended Debentures are treated as a liability.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(d)	Flow-through common shares

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

The Financial Accounting Standards Board (“FASB”) staff has taken the view that the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits.  The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares.  A liability is recognized for this difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  The Company had $6.6 million and $3.8 million in unexpended flow-through funds at September 30, 2009 and December 31, 2008, respectively.

(e)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  U.S. GAAP requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position.

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  The Company and/or one of its subsidiaries are subject to the material taxing jurisdictions of the United States and Canada.  The Company is generally not subject to examinations that could create a tax liability for tax years before 2004 by the Internal Revenue Service and before 2001 by the Canada Revenue Agency.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company has not accrued interest or penalties related to uncertain tax positions as of September 30, 2009.

(f)	Discontinued Operations - Montana Tunnels

Under both Canadian GAAP and U.S. GAAP, the Company has presented its joint venture interest in the Montana Tunnels mine (“MTM”) as a discontinued operation (Note 4).  Prior to classifying MTM as a discontinued operation, presentation of the joint venture interest under Canadian GAAP utilized the proportionate consolidation method, whereas under U.S. GAAP, the Company would have accounted for MTM using the equity method.  Adjustments to reconcile between Canadian GAAP and U.S. GAAP reflect the differing entries required to reclassify to discontinued operations a proportionately consolidated entity (MTM under Canadian GAAP) versus an equity method entity (MTM under U.S. GAAP).  The adjustments also consider historical Canadian and U.S. GAAP differences, including (1) a 2002 impairment on property, plant and equipment under U.S. GAAP that was not recognized under Canadian GAAP, (2) differing accounting related to stripping costs, and (3) differing gains recognized upon the Company’s transfer of its interest in MTM to the joint venture.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

(g)	Adoption of recently issued accounting pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative.  The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the ASC guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  This guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The provisions of the updated guidance were adopted January 1, 2008.  In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.

All of the Company’s financial assets and liabilities are measured at fair value using Level 1 inputs with the exception of (1) derivative contracts which use Level 2 inputs and (2) auction rate securities which use Level 3 inputs (See Note 7).  The adoption of updated guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the guidance was further updated to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive.  The guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and, in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market.  The guidance was effective upon issuance.  The Company has incorporated the principles of updated guidance in determining the fair value of financial assets when the market for those assets is not active, specifically its auction rate securities.

In April 2009, the guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly.  The provisions of this updated guidance were adopted April 1, 2009.  The adoption of the guidance did not have an impact on the Company’s fair value measurements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:
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

The Company’s derivative instruments (see Note 5 and Note 8(b)) and auction rate securities (see Note 7) represent those financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of the updated guidance were adopted January 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the ASC guidance for noncontrolling interests was updated to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The provisions of the updated guidance were adopted January 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of the updated guidance were adopted January 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In May 2008, the ASC guidance for convertible debt instruments was updated.  The guidance was updated to specify that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As the Company has had no convertible debt instruments that could be settled in cash upon conversion, whether in full or partially, the adoption of the adopted guidance had no impact on the Company’s financial position, results of operations, or cash flows.

In June 2008, the ASC guidance for share-based payment transactions was updated.  The guidance was updated to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC guidance for earning per share disclosures.  The provisions of the updated guidance were adopted January 1, 2009.  The adoption of the guidance had no impact on the Company’s financial position, results of operations, cash flows, or earnings per share data.

In June 2008, the ASC guidance for derivatives and hedging when accounting for contracts in an entity’s own equity was updated to clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock which would qualify as a scope exception from hedge accounting.  The provisions of the updated guidance were adopted January 1, 2009.

Under the guidance, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of September 30, 2009 and January 1, 2009, the Company had 108.4 million and 74.6 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 currently exercisable at $0.176) (see Note 10).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under the guidance.  The warrants thereby are accounted for separately as derivative instruments, rather than as equity instruments.  Accordingly, for U.S. GAAP purposes, the Company assessed the fair value of these warrants as of January 1, 2009 and recorded a reduction in contributed surplus of $6.94 million, an increase in opening deficit of $1.53 million and an $8.47 million increase in liabilities.  As of September 30, 2009, the Company has assessed the fair value of these warrants and recorded cumulative adjustments as follows: a reduction in contributed surplus of $15.1 million, an increase in deficit of $19.3 million and a $34.4 million increase in liabilities.

These warrants were fair valued at January 1 and September 30, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 81% and 80%, weighted average expected lives of the warrants of 3.2 and 2.8 years, and weighted average annual risk-free rates of 1.4% and 1.7%, respectively.

In April 2009, the ASC guidance for interim disclosures about fair value of financial instruments was updated to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance was also updated to require those disclosures in summarized financial information at interim reporting periods. The provisions of the updated guidance were adopted April 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Nine month period ended September 30, 2009
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)
(Unaudited)

18.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP (continued)

In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance became effective for the Company on June 30, 2009. The Company reviewed events for inclusion in the financial statements through November 16, 2009, the date that the accompanying financial statements were issued.

(h)	Recently issued accounting pronouncements

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”).  This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.  The provisions of the updated guidance are effective for the Company’s fiscal year beginning January 1, 2010.  We do not expect the adoption of this guidance to have an impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver production.  Total cash costs are equivalent to cash operating costs plus production royalties and mining taxes.  The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization and accretion on accrued site closure costs.  See “Reconciliation of Cash Operating and Total Production Costs per Ounce” below.  References in this Form 10-Q to “$” are to United States dollars.  Canadian dollars are indicated by the symbol “Cdn$”.

Certain prior period figures have been reclassified to conform to the current period presentation.  In particular, (1) the assets and liabilities of Montana Tunnels Mining, Inc, (“MTMI”) as of December 31, 2008 and the results of MTMI’s operations and cash flows for the three and nine months ended September 30, 2008 have been reclassified as discontinued operations and (2) for the three and nine months ended September 30, 2008, $1.6 million and $3.5 million, respectively, that were presented as cash inflows from investing activities have been reclassified to operating activities in connection with proceeds from the sale of derivative contracts.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, and refining , as well as related activities including the exploration and development of potential mineral properties and acquisition of mining claims principally in North America.  We own Black Fox, an open pit and underground mine and mill located in the Province of Ontario, Canada (“Black Fox”).  The Black Fox mine site is situated seven miles east of Matheson and the mill complex is twelve miles west of Matheson.  Mining of ores from the open pit began in March 2009 and milling operations commenced in April 2009.  Underground mining at Black Fox is expected to commence in 2010.

During the third quarter of 2009, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc., which includes the Montana Tunnels and Diamond Hill mines.  The Montana Tunnels mine, a 50% joint venture (“Montana Tunnels”), is an open pit mine and mill that produced gold dore and lead-gold and zinc-gold concentrates, located in the State of Montana.  Montana Tunnels was placed under care and maintenance on April 30, 2009.  The Diamond Hill mine, also located in the State of Montana, is currently under care and maintenance.  On September 30, 2009, the Company signed a letter of intent to sell MTMI to the current 50% joint venture partner, Elkhorn Goldfields, Inc., for cash of $5.0 million payable in installments through May 2010 and a 4% net smelter royalty on future production at Montana Tunnels up to a maximum of $4.0 million.  The consummation of the sale is subject to negotiation of definitive documents relating to the sale and payment of the $5.0 million cash purchase price.  As of September 30, 2009, the Company recorded an impairment of $0.7 million on the net assets of MTMI.

We also own Mexican subsidiaries which own an 80 percent interest in the Huizopa Project joint venture, (20 percent Minas de Coronado, S. de R.L. de CV), an early stage exploration project located in the Sierra Madres in Chihuahua, Mexico.

Black Fox

During the third quarter of 2009, we mined 1,644,000 tonnes of material of which 217,000 tonnes was gold ore.  The Black Fox mill processed 160,900 tonnes of ore (1,749 tonnes per day), at a grade of 4.05 grams per tonne, achieving a recovery rate of 94%, for total gold production of 19,718 ounces. We custom milled an additional 62,600 tonnes of lower grade ore, at a grade of 1.51 grams per tonne at a recovery rate of 92% for additional gold production of 2,760 gold ounces. Therefore, total gold produced was 22,478 ounces during the third quarter.  Gold ounces sold during the third quarter of 2009 were 19,848 ounces.  All gold sold was against the forward sales contracts at a realized price of $875 per ounce.  The total cash cost per ounce of gold for the quarter was $575.  Black Fox is scheduled to complete the overall mill site upgrade project in the fourth quarter of 2009 with the commissioning of the new conveyor and the recommissioning of the high pressure screen system this December.  An expanded tailings dam water management system will also be completed in the fourth quarter of 2009.  Gold production in the fourth quarter of 2009 is estimated to be approximately the same as the third quarter of 2009.

As at September 30, 2009, we were in compliance with the various operational covenants of the Project Facility.  However, as a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered.  The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 under the Project Facility and (ii) the requirement to fund the associated debt service reserve account also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date.  This deferral will enable the Banks and the Company to complete an ongoing technical review of the Black Fox project with the objective of rescheduling the quarterly repayment installments under the Project Facility.  If we are not able to satisfactorily reschedule the quarterly repayment installments, then the payment of $9,300,000 and the reserve account funding obligation, each originally due on September 30, 2009, must be satisfied on the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine and (ii) December 31, 2009.

Capital expenditures for the three and nine months ended September 30, 2009 were approximately $14 million and $55 million, respectively.  Expenditures during the third quarter 2009 included (1) $13 million towards the cost of upgrading the Black Fox mill to increase its capacity and throughput rate and (2) $1 million related to the purchase of the Pike River exploration property that lies between the Black Fox mine and the Grey Fox exploration property.

Huizopa Project

On July 7, 2009, we filed a Canadian National Instrument 43-101 for the Huizopa project.  This 43-101 more fully describes the property and the drilling results from our 2008 drilling program, but does not contain any resources or reserves.

METAL SALES & METAL PRICE AVERAGES

BLACK FOX

The table below summarizes metal sales of gold and silver at the Black Fox mine, as well as other key statistics, for the three months and from inception of commercial production to the period ended September 30, 2009:

	Three months ended September 30, 2009	From inception to the period ended September 30, 2009
Metal sales:
Gold (ounces)	19,848	24,891
Silver (ounces)	1,040	1,040
Total revenue ($millions)	$19.1	$23.8
Production – Gold (ounces)	22,478	31,194
Average realized price per ounce of gold	$875	$875
Total cash and production costs:
Total cash costs per ounce of gold	$575	$540
Total production costs per ounce of gold	$743	$727

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

BLACK FOX

($ in thousands, except per ounce of gold data)	Three months ended September 30, 2009	From inception to the period ended September 30, 2009
Gold ounces sold	19,848	24,891
Direct operating costs	$11,420	$13,454
Less: Mining taxes, royalty expenses	–	–
By-product credits	(17)	(17)
Cash operating cost	11,403	13,437
Cash operating cost per ounce of gold	$575	$540
Cash operating costs	11,403	13,437
Add: Mining taxes, royalty expenses	–	–
Total cash costs	11,403	13,437
Total cash cost per ounce of gold	$575	$540
Total cash costs	11,403	13,437
Add: Depreciation & amortization	3,198	4,436
Add: Accretion on accrued site closure costs	147	216
Total production costs	14,748	18,089
Total production cost per ounce of gold	$743	$727

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenue from the Sale of Minerals.

Revenue for the three months ended Sept 30, 2009 was $19.1 million from sales of 19,848 ounces of gold and 1,040 ounces of silver from Black Fox.  Black Fox began production in May 2009 so there were no revenues in the prior year.

Operating Expenses.

Direct Operating Costs.  Direct operating costs at Black Fox, which include mining costs and processing costs, for the three months ended September 30, 2009 were $11.4 million.  The Black Fox mine commenced commercial production in May 2009 and therefore there were no direct operating costs in 2008.

Depreciation and Amortization.  Depreciation and amortization expenses were $3.2 million and $0.03 million for the three months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization expenses at Black Fox, which only commenced commercial production in May 2009, were $3.2 million.

General and Administrative Expenses.  General and administrative expenses were $1.1 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively.  The increase is due primarily to a $0.2 million reduction in management fees collected from the Montana Tunnels joint venture as a result of the mine being placed on care and maintenance on April 30, 2009.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense at Black Fox was $0.1 million for the three months ended September 30, 2009.   The Black Fox mine commenced production in May 2009 and therefore these costs were capitalized in 2008.

Exploration and Business Development Expense.  Expenses for exploration and development, consisting of drilling and related land expenses totaled $0.6 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively.  The 2009 expenses are mostly from increased drilling activity at our Grey Fox property and the 2008 expenses related to exploration activity at our Huizopa project.

Total Operating Expenses.  As a result of these expense components, our total operating expenses increased to $16.4 million for the three months ended September 30, 2009, from $1.6 million for the three months ended September 30, 2008.

Other Income (Expenses).

Interest Income and Interest Expense.  We realized $0.1 million in interest income and interest expense of $3.1 million during the three months ended September 30, 2009 compared to $0.1 million in interest income and $1.1 million in interest expense during the three months ended September 30, 2008.  The interest expense during the three months ended September 30, 2009 includes $1.2 million for the amortization of debt discount on the Project Facility.

Realized (Losses) Gains on Derivative Contracts.  Realized losses on derivative contracts of $1.4 million for the three months ended September 30, 2009 are comprised of (1) a $1.7 million loss realized for settlement of gold futures contracts of which 19,848 gold ounces were delivered into the forward sales contracts and (2) realized gains of $0.3 million for the settlement of Canadian dollar foreign exchange contracts maturing during the quarter.  For the three months ended September 30, 2008, we realized gains of $1.6 million for the settlement of lead and zinc contracts.

Unrealized Losses on Derivative Contracts.  Unrealized losses on derivative contracts of $10.2 million for the three months ended September 30, 2009 are comprised of (1) an unrealized loss of $14.3 million for the change in value recorded for gold forward sales contracts held as of September 30, 2009 and (2) an unrealized gain of $4.1 million for the change in value of Canadian dollar foreign exchange contracts held as of September 30, 2009.  Both the gold forward sales contracts and Canadian dollar foreign exchange contracts were entered into on February 20, 2009 in connection with the Project Facility.

(Loss) Income from Discontinued Operations.

For the three months ended September 30, 2009, we recorded a loss from discontinued operations of $2.3 million, as compared to income of $2.8 million, for the three months ended September 30, 2008.  The Montana Tunnels mine was placed on care and maintenance on April 30, 2009 and was in full operation during the third quarter of 2008.  As of September 30, 2009, we recorded an impairment of $1.6 million upon classifying Montana Tunnels as a discontinued operation.

Net (Loss) Income for the Period.

For the three months ended September 30, 2009, we recorded net loss of $14.0 million, or $0.05 per share, as compared to net income of $0.5 million, or $0.00 per share, for the three months ended September 30, 2008.  The change between periods is the result of the items discussed above.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenue from the Sale of Minerals.

Revenue for the nine months ended Sept 30, 2009 was $23.8 million from sales of 24,891 ounces of gold and 1,040 ounces of silver from Black Fox.  Black Fox began production in May 2009 so there were no revenues in the prior year.

Operating Expenses.

Direct Operating Costs.  Direct operating costs at Black Fox, which include mining costs and processing costs, for the nine months ended September 30, 2009 were $13.5 million.  The Black Fox mine commenced commercial production in May 2009 and therefore there were no direct operating costs in 2008.

Depreciation and Amortization.  Depreciation and amortization expenses were $4.5 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization expenses at Black Fox, which only commenced commercial production in May 2009, were $4.4 million.

General and Administrative Expenses.  General and administrative expenses were $3.1 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense at Black Fox was $0.2 million for the nine months ended September 30, 2009.  The Black Fox mine commenced production in May 2009 and therefore these costs were capitalized in 2008.

Exploration and Business Development Expense.  Expenses for exploration and development, consisting of drilling and related land expenses totaled $1.1 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The 2009 expenses are mostly from increased drilling activity at our Grey Fox property and the 2008 expenses primarily related to exploration activity at our Huizopa project.

Total Operating Expenses.  As a result of these expense components, our total operating expenses increased to $22.3 million for the nine months ended September 30, 2009, from $5.5 million for the nine months ended September 30, 2008.

Other Income (Expenses).

Interest Income and Interest Expense.  We realized interest income of $0.1 million and interest expense of $5.5 million during the nine months ended September 30, 2009 compared to $0.2 million in interest income and $3.1 million in interest expense during the nine months ended September 30, 2008.  The interest expense during the nine months ended September 30, 2009 includes $1.6 million for the amortization of debt discount on the Project Facility.  Additionally, interest of $1.8 million was capitalized for the development of the Black Fox project, which included $0.7 million of amortization of the debt discount on the Project Facility.

Debt Transaction Costs.  During the nine months ended September 30, 2009, we recorded debt transaction costs of $1.8 million.  The $1.8 million costs are comprised of (1) $0.6 million for legal and other administrative costs associated with the Project Facility and (2) $1.2 million related to the issuance of common shares and warrants issued to a financial advisory services firm for services (See Note 8(b) to the financial statements for further details).

Loss on Modification of Debentures.  During the nine months ended September 30, 2009, we recorded a loss on modification of debentures of $2.0 million which took place in the first quarter.  The $2.0 million loss is in connection with the issuance of shares and extension of and lowering the exercise price of existing warrants in connection with the one year extension of $4.3 million face value Series 2007-A convertible debentures.

Realized (Losses) Gains on Derivative Contracts.  Realized losses on derivative contracts of $1.6 million for the nine months ended September 30, 2009 are comprised of (1) a $2.4 million loss realized for settlement of gold futures contracts covering 29,123 ounces of gold., (2) realized gains of $0.4 million for the settlement of Canadian dollar foreign exchange contracts and (3) realized gains of $0.4 million for the settlement of gold, silver and lead contracts that matured in the first quarter.  For the nine months ended September 30, 2008, we realized gains of $3.5 million for the settlement of lead and zinc contracts.

Unrealized Losses on Derivative Contracts.  Unrealized losses on derivative contracts of $25.2 million for the nine months ended September 30, 2009 are comprised of (1) an unrealized loss of $31.0 million for the fair value recorded for gold forward sales contracts held as of September 30, 2009, (2) an unrealized gain of $6.3 million for the fair value of Canadian dollar foreign exchange contracts held as of September 30, 2009 and (3) a $0.5 million loss for the change in value recorded for gold, silver and lead contracts held at the beginning of the year which matured during the first quarter.  Both the gold forward sales contracts and Canadian dollar foreign exchange contracts were entered into on February 20, 2009 in connection with the Project Facility.

(Loss) Income from Discontinued Operations.

For the nine months ended September 30, 2009, we recorded a loss from discontinued operations of $3.8 million, as compared to income of $9.9 million for the nine months ended September 30, 2008.  The Montana Tunnels mine was placed on care and maintenance on April 30, 2009 and was in full operation during most of 2008.  As of September 30, 2009, we recorded an impairment of $1.6 million upon classifying Montana Tunnels as a discontinued operation.

Net (Loss) Income for the Period.

For the nine months ended September 30, 2009, we recorded a net loss of $37.5 million, or $0.16 per share, as compared to net income of $2.9 million, or $0.02 per share, for the nine months ended September 30, 2008.  The change between periods is the result of the items discussed above.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by discontinued operations (Montana Tunnels).  At September 30, 2009, we had cash of $4.5 million, compared to cash of $3.1 million at December 31, 2008.  The increase in cash since December 31, 2008 is primarily the result of operating cash inflows of $5.8 million and financing cash inflows of $53.9 million, mostly offset by investing cash outflows of $57.8 million.

During the nine months ended September 30, 2009, net cash used in investing activities totaled $57.8 million.  Capital expenditures for property, plant and equipment of $54.6 million were for the development of Black Fox.  Cash outflows for restricted cash and certificates of deposit of $3.3 million were comprised of an inflow of $5.8 million being released from restricted cash upon meeting certain requirements of our lenders which were offset by a $9.0 million increase in our environmental bonding posted for Black Fox reclamation.

During the nine months ended September 30, 2009, cash provided by financing activities was $53.9 million.  Cash inflows of financing activities included (1) the $70.0 million Project Facility ($70.0 million less the arrangement fee of $3.5 million), (2) $10.7 million of net proceeds from the private placement completed on July 15, 2009 and (3) the exercise of 4.8 million warrants at an exercise price of $0.176 per common share for proceeds of $0.9 million.  These inflows were partially offset by cash outflows for repayment of debt of $23.0 million which included the repayment of a $15.0 million bridge facility.

As at September 30, 2009, we were in compliance with the various operational covenants of the Project Facility.  However, as a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered.  The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 under the Project Facility and (ii) the requirement to fund the associated debt service reserve account also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date.  This deferral will enable the Banks and the Company to complete an ongoing technical review of the Black Fox project with the objective of rescheduling the quarterly repayment installments under the Project Facility.  If we are not able to satisfactorily reschedule the quarterly repayment installments, then the payment of $9,300,000 and the reserve account funding obligation, each originally due on September 30, 2009, must be satisfied on the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine and (ii) December 31, 2009.

We estimate that with our September 30, 2009 cash balance of $4.5 million, the projected cash flows from Black Fox and assuming the successful rescheduling of the quarterly installment payments of the Project Facility, we will have sufficient funds to (1) fund the remainder of the 2009 work programs for the continued development of Black Fox, (2) fund planned exploration activities, (3) repay the debt obligations due in 2009 and (4) fund corporate overhead.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

Not applicable.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

On September 30, 2009, we signed a letter of intent to sell MTMI to the current 50% joint venture partner, Elkhorn Goldfields, Inc., for cash of $5.0 million payable in installments through May 2010 and a 4% net smelter royalty on future production at Montana Tunnels up to a maximum of $4.0 million.  The consummation of the sale is subject to negotiation of definitive documents relating to the sale and payment of the $5.0 million cash purchase price.

At September 30, 2009, we had no other existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ACCRUED RECLAMATION COSTS

As of September 30, 2009, we have accrued $14.8 million related to reclamation obligations at our Black Fox and Montana Tunnels properties, an increase of $4.2 million from December 31, 2008.  These liabilities are covered by a combination of surety bonds, restricted certificates of deposit and property totaling $21.6 million at September 30, 2009.  We have accrued the present value of management’s estimate of these liabilities as of September 30, 2009.

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

Transition to United States generally accepted accounting principles

During the year ended December 31, 2008, the Company initiated a plan to transition from accounting principles generally accepted in Canada (“Canadian GAAP”) to accounting principles generally accepted in the United States (“US GAAP”), as allowable under both Canadian and US securities laws.  The transition is anticipated to be retroactive and effective for the three years ending December 31, 2009, with initial presentation of the consolidated financial statements prepared in accordance with US GAAP to be filed with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  We have developed and implemented a US GAAP change-over plan.  Towards this end we have retained qualified professional personnel to oversee and effect the conversion process.  The plan takes into consideration, among other things:

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

Interest Rate Risk

As of September 30, 2009, the Company had $70.0 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and interest being repayable in monthly installments (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2009, a one percent change in interest rates would affect our annual interest expense by $0.5 million.  See Note 16(e) to our financial statements above for more information regarding our interest rate risk.

We typically invest excess cash in high quality short-term debt instruments.  The rates received on such investments fluctuate with changes in economic conditions.  As a result, our investment income may fall short of expectations during periods of lower interest rates.  We estimate that given the cash balances expected during 2009, a one percent change in interest rates would not materially impact our annual interest income.  We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar, which can adversely impact our net income and cash flows.  Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.  We have entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.0 for Cdn$ equivalent of US$58 million over a four year period which commenced in April 2009.  See Notes 8(b) and 16(d) to our financial statements above for more information regarding our foreign currency exchange rate risk and how we manage that risk.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  At September 30, 2009, the remaining contracts cover 221,455 ounces at an average price of $876 per ounce over the period through May 2013.  See Notes 8(b) and 16(f) to our financial statements above for more information regarding our commodity price risk and how we manage that risk.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of September 30, 2009.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.  We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 4, 2009, Joe Green and companies owned or controlled by him, including a Mexican company named Minas de Coronado, S. de R.L. de C.V., with whom the Company’s Mexican subsidiary, Minera Sol de Oro, S.A. de C.V., has a joint venture relationship at the Huizopa exploration project in the State of Sonora, Mexico, filed a complaint against the Company in the United States District Court for the District of Nevada.  In that complaint, Mr. Green alleges, among other things, that the Company and Minera Sol de Oro have breached various agreements and alleged fiduciary duties and have failed to recognize Minas de Coronado’s right to a 20% joint venture interest in the Huizopa exploration project, and asks the Court to undo the parties’ 80/20 joint venture arrangement and compel the return of the Huizopa exploration project properties to Mr. Green’s companies.  The Company believes that the claims in the complaint are without merit, and intends to vigorously defend itself against those claims.

ITEM 1A.   RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or results of operations.  Those risk factors continue to be relevant to understanding our business, financial condition and operating results. Those risk factors have been supplemented in this Quarterly Report on Form 10-Q to provide updated information, as set forth below.

We may not be able to successfully consummate the sale of Montana Tunnels Mining, Inc. under the Montana Tunnels letter of intent.

On September 30, 2009, we entered into a letter of intent with Elkhorn Goldfields Inc. pursuant to which Elkhorn Goldfields Inc. agreed to purchase all of the outstanding capital stock of Montana Tunnels Mining, Inc., our indirect wholly owned subsidiary which is the owner of the Montana Tunnels open pit mine and mill (a 50/50 joint venture with Elkhorn Tunnels LLC, an affiliate of Elkhorn Goldfields Inc.), the Diamond Hill mine and mill and assets ancillary thereto.  However, while the Montana Tunnels letter of intent is binding and requires Elkhorn Goldfields Inc. to make installment payments of $5.0 million and pay a 4% net smelter royalty on future production at Montana Tunnels up to a maximum of $4.0 million, the Montana Tunnels letter of intent still requires the negotiation and execution of definitive agreements related to the sale of Montana Tunnels Mining, Inc.  Further, the Montana Tunnels letter of intent provides that it may be terminated if Elkhorn Goldfields Inc. fails to make any of the scheduled payments required thereunder.  Therefore, we can provide no assurance that the sale of Montana Tunnels Mining, Inc. will be successfully completed or that we will receive the purchase price payable under the Montana Tunnels letter of intent.

A “review event” has occurred under our Black Fox project facility, which could result in the Banks requiring repayment of all amounts outstanding thereunder if we are unable to reschedule the quarterly repayments, including the $9,300,000 repayment that was due September 30, 2009.

Gold production for the three-month period ended July 31, 2009 was less than 80% of the amount projected to be produced in the “cash flow model” (as defined in the Project Facility provided to the Banks under the Project Facility.  As a result, a “review event” (as defined in the Project Facility) was triggered under the Project Facility and we notified the Banks of such occurrence in July 2009.  The occurrence of a review event triggers the ability of the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 under the Project Facility and (ii) the requirement to fund the associated debt service reserve account also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date.  This deferral will enable the Banks and our company to complete an ongoing technical review of the Black Fox project with the objective of rescheduling the quarterly repayment installments under the Project Facility.  As a result of the deferral, the payment of $9,300,000 and the reserve account funding obligation, each originally due on September 30, 2009, now must be satisfied on the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine and (ii) December 31, 2009.  There is no guaranty that we will be able to (i) satisfactorily resolve the technical review currently being conducted by the Banks with respect to Black Fox   and (ii) successfully reschedule the quarterly repayment installments under the Project Facility including the funding of the deferred reserve account funding obligation.  If we are unable to satisfactorily restructure our repayment obligations with the Banks, we may not be able to meet our obligations under the Project Facility which would result in a material default thereunder.  Any such default under the Project Facility may result in the Banks foreclosing on our assets which could force us to seek protection under applicable bankruptcy laws and, accordingly, would materially impair the value of our common shares.

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

APOLLO GOLD CORPORATION

Date: November 16, 2009	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date: November 16, 2009	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act