Form 10-K
period 2009-12-31
APOLLO GOLD CORP
filed 2010-03-17
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes ☐     No ☑

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☑

As of June 30, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $95,828,992 based upon the closing sale price of the common stock as reported by the NYSE Amex on that date.

As of March 15, 2010, the registrant had 273,080,927 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A no later than 120 days after the close of the registrant’s fiscal year.

REPORTING CURRENCY, FINANCIAL AND OTHER INFORMATION

All amounts in this Report are expressed in United States (“U.S.”) dollars. Unless otherwise indicated Canadian currency is denoted as “Cdn$.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. (“U.S. GAAP”). Differences between accounting principles generally accepted in Canada (“Cdn GAAP”) and those applied in the U.S., as applicable to Apollo Gold Corporation, are discussed in Note 23 to the Consolidated Financial Statements.

Information in Part I and II of this report includes data expressed in various measurement units and contains numerous technical terms used in the gold mining industry. To assist readers in understanding this information, a conversion table and glossary are provided below.

References to “Apollo Gold,” “Apollo,” the “Company,” “we,” “our,” or “us” mean Apollo Gold Corporation, its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the documents incorporated by reference in this report contain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology. These statements include comments regarding:

•
plans for the development of and production at the Black Fox project including, without limitation, estimates of future production at Black Fox, the determination to commence underground mining at Black Fox and the timing thereof, timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox, whether the open pit will provide sufficient feed to the mill , the commissioning of the new conveyor, the recommissioning of the high pressure screen system and the expansion of the tailings dam water management system plans for the further development of the Black Fox project;

•	our ability to reschedule quarterly principal payments under the Black Fox project finance facility;
•	our ability to meet our repayment obligations under the Black Fox project finance facility;
•	plans for and our ability to finance exploration at our Huizopa, Grey Fox, and Pike River properties;
•	the potential for an open pit minable area at Huizopa;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due August 23, 2010;
•	future financing of projects;
•	liquidity to support operations and debt repayment;
•	the effect of regulatory compliance on the Company;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	expansion plans for existing properties;
•	estimates of closure costs and reclamation liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and other factors described in more detail in this Annual Report on Form 10-K:

•	unexpected changes in business and economic conditions, including the recent significant deterioration in global financial and capital markets;
•	significant increases or decreases in gold prices;
•	changes in interest and currency exchange rates including the LIBOR rate;
•	timing and amount of production;
•	unanticipated grade of ore changes;
•	unanticipated recovery or production problems;
•	changes in operating costs;
•	operational problems at our mining properties;
•	metallurgy, processing, access, availability of materials, equipment, supplies and water;
•	determination of reserves;
•	costs and timing of development of new reserves;

•	results of current and future exploration and development activities;
•	results of future feasibility studies;
•	joint venture relationships;
•	political or economic instability, either globally or in the countries in which we operate;
•	local and community impacts and issues;
•	timing of receipt of government approvals;
•	accidents and labor disputes;
•	environmental costs and risks;
•	competitive factors, including competition for property acquisitions;
•	availability of external financing at reasonable rates or at all; and
•	the factors discussed in this Annual Report on Form 10-K under the heading “Risk Factors.”

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

GLOSSARY OF TERMS

We report our reserves on two separate standards to meet the requirements for reporting in both Canada and the United States (“U.S.”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions given in NI 43-101 are adopted from those given by the Canadian Institute of Mining Metallurgy and Petroleum. U.S. reporting requirements for disclosure of mineral properties are governed by SEC Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

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
2 Industry Guide 7 does not require designation of a qualified person.
3 This category is substantially equivalent to the combined categories of measured and indicated mineral resources specified in NI 43-101.

Additional Definitions

adularia	a transparent or translucent variety of orthoclase (a monoclinic feldspar)

alloy	a homogeneous mixture or solid solution of two or more metals

breccia	rock consisting of angular fragments of other rocks held together by mineral cement or a fine-grained matrix

call	a financial instrument that provides the right, but not the obligation, to buy a specified number of ounces of gold or silver or of pounds of lead or zinc at a specified price

doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold

electrum	an alloy of silver and gold

epithermal	pertaining to mineral veins and ore deposits formed from warm waters at shallow depth

fault	a rock fracture along which there has been displacement

feasibility study	a definitive engineering and economic study addressing the viability of a mineral deposit taking into consideration all associated technical factors, costs, revenues, and risks

fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

formation	a distinct layer of sedimentary rock of similar composition

geotechnical	the study of ground stability

grade	quantity of metal per unit weight of host rock

host rock	the rock containing a mineral or an ore body

hydrothermal	the products of the actions of heated water, such as a mineral deposit precipitated from a hot solution

induced polarization	an exploration method which uses either the decay of an excitation voltage (time-domain method) or variations in the Earth's resistivity at two different but low frequencies (frequency-domain method).

Mafic	pertaining to or composed dominantly of the ferromagnesian rock-forming silicates; said of some igneous rocks and their constituent minerals

mapping or geologic mapping	the recording of geologic information such as the distribution and nature of rock units and the occurrence of structural features, mineral deposits, and fossil localities

metamorphism	the process by which rocks are altered in composition, texture, or internal structure by extreme heat, pressure, and the introduction of new chemical substances

metasediment	a sediment or sedimentary rock that shows evidence of having been subjected to metamorphism

mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form

mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals

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

SEC Industry Guide 7	U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations

sedimentary rock	rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and redeposited

stockwork	a complex system of structurally controlled or randomly oriented veins

strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

strip	to remove overburden in order to expose ore

sulfide	a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

vein	a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

volcanic rock	originally molten rocks, generally fine grained, that have reached or nearly reached the earth’s surface before solidifying

CONVERSION FACTORS AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations could be used herein:

Ag	= silver	m	= meter
Au	= gold	m(2)	= square meter
Au g/t	= grams of gold per tonne	m(3)	= cubic meter
g	= gram	Ma	= million years
ha	= hectare	Oz	= troy ounce
km	= kilometer	Pb	= lead
km(2)	= square kilometers	t	= tonne
kg	= kilogram	T	= ton
lb	= pound	Zn	= zinc

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

Apollo is engaged in gold mining including extraction, and processing, as well as related activities including exploration and development.

Apollo owns Black Fox, an open pit and underground mine and mill located near Matheson in the Province of Ontario, Canada (“Black Fox”). The Black Fox mine site is situated seven miles east of Matheson and the mill complex is twelve miles west of Matheson. Mining of ores from the open pit began in March 2009, milling operations commenced in April 2009, and commercial gold production commenced in late May 2009. Underground mining at Black Fox is expected to commence in the second half of 2010. Apollo also owns the adjoining Grey Fox and Pike River properties, which, together with the Black Fox property, give Apollo a total land package of 17 square kilometers which extends over a 6.5 km strike of the Destor-Porcupine Fault Zone.

Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project, located in the Sierra Madres in Chihuahua, Mexico. The Huizopa project is subject to an 80% Apollo/20% Minas de Coronado joint venture agreement.

The Company was the operator of the Montana Tunnels mine, a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”). The Montana Tunnels mine is an open pit mine and mill which produced gold doré and lead-gold and zinc-gold concentrates. We ceased production at Montana Tunnels in April 2009 and the mine was placed on care and maintenance. On February 1, 2010, we sold our wholly owned subsidiary Montana Tunnels Mining, Inc., which held our 50% interest in the Montana Tunnels joint venture, to Elkhorn for consideration of certain promissory notes held by Elkhorn with an outstanding balance of approximately $9.5 million.

See the disclosure below and Item 2 “Description of Properties” for further information about our properties.

BACKGROUND

Apollo Gold Corporation

The following chart illustrates Apollo’s operations and principal operating subsidiaries and their jurisdictions of incorporation.  Apollo owns 100% of the voting securities of each subsidiary.

APOLLO GOLD CORPORATION AND ITS SUBSIDIARIES
(as of March 16, 2010)

APOLLO GOLD CORPORATION:  NYSE Amex Equities exchange and Toronto Stock Exchange listed holding company which owns and operates the Black Fox mine and mill.

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

Products

The Black Fox mine and mill produce gold doré.  The gold contained in the doré is sold to the counter-parties of the Company’s gold forward sales contracts.  100% of sales are represented by the sale of gold doré.

 The table below summarizes the Company’s gold production and average gold prices for the periods indicated.

Production Summary	Year ended December 31, 2009 (1)
Gold ounces produced	52,152
Gold ounces sold	46,016
Average metals prices
Gold – London Bullion Mkt. ($/ounce)	$972

(1)	Black Fox commenced gold production in late May 2009.

Gold

Black Fox commenced commercial gold production in late May 2009, and produced 52,152 ounces of gold during the year ended December 31, 2009.

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

Gold Price Volatility

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

The following table presents the high, low and average afternoon fixing prices for gold per ounce on the London Bullion Market over the past ten years:

Year	High	Low	Average
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	364
2004	454	375	409
2005	537	411	445
2006	725	525	604
2007	841	608	696
2008	1,011	713	872
2009	1,213	810	972
2010*	1,153	1,058	1,107

* Through February 28, 2010

Refining Process

We have an agreement with Johnson Matthey to refine gold doré produced at Black Fox to a final finished product.  Johnson Matthey receives a fee for each ounce of gold doré it refines.

Mineral Reserves

Our proven and probable mineral reserves are estimated in conformance with definitions set out in National Instrument 43-101 (“NI 43-101”) and on a basis consistent with the definition of proven and probable mineral reserves set forth in SEC Industry Guide 7.  See our “Glossary of Terms.”

Since we report our mineral reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve estimates to vary between the two.  Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves set forth by the different reporting authorities to which we are subject.  No reconciliation between NI 43-101 and SEC Industry Guide 7 is included for Black Fox as there are no material differences.

On April 14, 2008, we filed a NI 43-101 Technical Report, which was prepared to a bankable standard (“bankable feasibility study”).  A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes.  The table below summarizes the Black Fox total mineral reserve.  The mineral reserves shown in the table below were calculated based on a gold price of $650 per ounce.

Black Fox Probable Reserve Statement as of December 31, 2008

Mining Method	Cutoff Grade Au g/t	Tonnes (000)	Grade Au g/t	Contained Au Ounces
Open Pit	1.0	4,350	5.2	730,000
Underground (1)	3.0	2,110	8.8	600,000

Total Probable Reserves				1,330,000

 (1)  Underground reserves assume 95% mining recovery 17% planned dilution and 5% unplanned dilution at 0 grams per tonne grade.

The estimated reserves presented above were reduced by mining of 632,000 ore tonnes from the Black Fox mine, including 425,000 tonnes at a grade of 3.7 grams per tonne (“gpt”) producing 46,621 ounces of gold from the Black Fox mill, with further 5,531 ounces of gold produced from toll processing in 2009.

There was no updated estimation of mineral reserves for the year ended December 31, 2009. This was due mainly to the Company undertaking in late 2009 a comprehensive mine plan re-modeling with tighter constraints and review of the 2010 mine plan as well as the life of mine plan to address the grade variability issue of a certain type of Black Fox ore, which had resulted in an over-projection of grade in part of the open pit ore. This lower grade negatively impacted 2009 gold production, which was lower than expected. The revised mine plan is expected to be completed by the end of the first quarter of 2010. Independent professional mining consultants and our staff determined that the new mine plan requires reconciliation of production against the plan forecasts over the rest of 2010. This will be in conjunction with a continuous improvement effort, benefitted by the mine operating in its first full year of production at a steady state of 2,000 tonnes of ore per day. Such assessment will provide more accurate information regarding mining costs, cut-off grade, and other parameters in the estimation of mineral reserves at the end 2010.

It is expected that the average gold grade of the open pit portion of reserves will decrease from the December 31, 2008 reserve estimate grade due to the anticipated lowering of the average grade in the certain type of ore in the open pit and the addition of more low grade tonnes than originally estimated. However, the change in the overall tonnage and contained ounces of open pit reserves will reflect the net effect of any negative adjustment and possible increments from the anticipated underground exploration drilling for resource and reserve additions. The comprehensive review included remodeling of the underground portion of reserves and found less variance (i.e. more consistency) against the 2008 feasibility study. The anticipated start-up of underground mining during 2010 will also provide actual production data for reconciliation purposes in the estimation of mineral reserves for the year ended December 31, 2010.

The Company expects to report updated estimated mineral reserves for 2010 in the first quarter of 2011, and on an annual basis thereafter.

Employee Relations

As of December 31, 2009, we had approximately 219 employees, including 9 employees at our principal executive office in Greenwood Village, Colorado, 21 employees at Montana Tunnels and 189 employees at Black Fox.

Competition

We compete with major mining companies and other natural mineral resource companies in the acquisition, exploration, financing and development of new mineral prospects. Many of these companies are larger and better capitalized than we are. There is significant competition for the limited number of gold acquisition and exploration opportunities. Our competitive position depends upon our ability to successfully and economically acquire, explore, and develop new and existing mineral prospects. Factors that allow producers to remain competitive in the market over the long term include the quality and size of their ore bodies, costs of operation, and the acquisition and retention of qualified employees. We also compete with other mining companies for skilled mining engineers, mine and processing plant operators and mechanics, geologists, geophysicists and other technical personnel. This could result in higher employee turnover and greater labor costs.

Regulatory Environment

Our mining exploration, development and production activities are subject to extensive regulation at the federal, provincial and local levels in the countries in which we operate. These regulations relate to, among other things, prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. These laws are continually changing and, in general, are becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and result in an increase in our operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

For more information regarding the regulations to which we are subject and the risks associated therewith, see Item 1A “Risk Factors.”

Recent Developments

Letter of Intent with Linear Gold Corp.

General. On March 9, 2010, Apollo and Linear Gold Corp. (“Linear”) entered into a binding letter of intent (the “Letter of Intent”) pursuant to which it is expected that (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Canada Business Corporations Act (“CBCA”) and (ii) Linear would subscribe for approximately 62,500,000 common shares (the “Purchased Shares”) of Apollo at a price of Cdn$0.40 per common share for aggregate proceeds of Cdn$25.0 million (the “Private Placement”).

Structure. As set forth in the Letter of Intent, pursuant to the Arrangement:

•	each outstanding Linear common share will be exchanged for 5.4742 Apollo common shares (the “Exchange Ratio”);
•
each outstanding common share purchase warrant of Linear (the “Linear Warrants”) will be exchanged for common share purchase warrants of Apollo (the “Apollo Warrants”) on the basis of the Exchange Ratio and the exercise price of the Linear Warrants will be adjusted as provided for in the certificates representing the Linear Warrants;

•
each outstanding option to purchase a Linear common share (the “Linear Options”) granted under Linear’s Stock Option Plan will be exchanged for options of Apollo (the “Apollo Options”) granted under Apollo’s Stock Option Plan on the basis of the Exchange Ratio and the exercise price of the Linear Options will be adjusted on the same basis as the exercise price of the Linear Warrants; provided that current employees of Linear holding Linear Options whose employment is terminated in connection with the Arrangement will have their Linear Options exchanged for Apollo Options which shall expire on the earlier of: (i) the current expiry date of the corresponding Linear Options; and (ii) the first anniversary of the date of completion of the Arrangement, regardless of whether such employees are otherwise “eligible persons” under the terms of the Apollo Stock Option Plan or applicable Toronto Stock Exchange (the “TSX”) rules; and

•
each outstanding Apollo Option held by current directors of Apollo that will not continue to be directors of Apollo upon completion of the Arrangement would be amended to provide that such Apollo Options shall expire on the earlier of: (i) the current expiry date of such Apollo Options; and (ii) the first anniversary of the date of completion of the Arrangement, regardless whether such directors are “eligible persons” under the terms of the Apollo Stock Option Plan or applicable TSX rules.

Upon consummation of the Arrangement, Linear would become a wholly owned subsidiary of Apollo and the shareholders of Linear immediately prior to the Arrangement are expected to own approximately 42.9% of the outstanding common stock of Apollo (calculated on a fully-diluted basis).

Board of Directors and other Matters. Upon consummation of the Arrangement, the Letter of Intent contemplates that:

•	Apollo and Linear will agree on a new name for Apollo; and
•
The Board of Directors of Apollo would consist of seven directors, which would be composed of (i) Wade Dawe (the current President and Chief Executive Officer of Linear), who would be nominated as the Chairman of the Board of Directors, (ii) four current Apollo board members or Apollo nominees, (iii) one Linear nominee and (iv) one nominee who shall be a technical person mutually agreed upon by Apollo and Linear.

Definitive Business Combination Agreement. The Letter of Intent contemplates that Linear and Apollo will enter into a definitive arrangement agreement (the “Definitive Agreement”) governing the Arrangement on or before March 31, 2010 to implement the Arrangement to provide for the business combination of Linear and Apollo.

Support Agreements. The Letter of Intent provides that it is a condition to Apollo proceeding with the Arrangement that all directors and officers of Linear enter into support agreements (the “Linear Support Agreements”) under which they agree to vote in favor of the Arrangement all of the Linear common shares currently owned or controlled by them, being an aggregate of 3,415,887 Linear common shares representing, in aggregate, approximately 6.21% of the outstanding Linear common shares (calculated on a fully-diluted basis). In addition, the Letter of Intent provides that it is a condition to Linear proceeding with the Arrangement that all directors and officers of Apollo enter into support agreements (the “Apollo Support Agreements” and, together with the Linear Support Agreements, the “Support Agreements”) under which they agree to vote in favor of the Arrangement all of the Apollo common shares currently owned or controlled by them, being an aggregate of 3,736,273 Apollo common shares representing, in aggregate, approximately 1.0% of the outstanding Apollo common shares (calculated on a fully-diluted basis).

The Support Agreements will include the typical covenants, including, but not limited to, covenants that the subject shareholders will:

•
immediately cease and terminate existing discussions, if any, with respect to any potential business combination involving, Linear or Apollo, as the case may be, or any material part of their respective assets (in the case of Linear, a “Linear Proposal” or, in the case of Apollo, an “Apollo Proposal”) and will not make, solicit, assist, initiate, encourage or otherwise facilitate any inquiries, proposals or offers from any person (other than as contemplated by the Letter of Intent) relating to any Linear Proposal or Apollo Proposal, as the case may be, or participate in, any discussions or negotiations regarding any information with respect to any Linear Proposal or Apollo Proposal, as the case may be;

•
not sell, transfer or encumber in any way any of the subject shareholder’s shares or securities convertible into such shares or restrict such shareholder’s right to vote any of its shares, other than pursuant to the Arrangement; and

•
vote all the subject shareholder’s shares against any proposed action, other than in connection with the Arrangement in respect of any amalgamation, merger, sale of Linear’s or Apollo’s, as applicable, or their respective affiliates’ or associates’ assets, take-over bid, plan of arrangement, reorganization, recapitalization, shareholder rights plan, liquidation or winding-up of, reverse take-over or other business combination or similar transaction involving Linear or Apollo, as the case may be, or any of its subsidiaries; (a) which would reasonably be regarded as being directed towards or likely to prevent or delay the successful completion of the Arrangement or an alternative transaction, or (b) which would reasonably be expected to result in a material adverse effect with respect to Linear or Apollo, as the case may be.

In addition, pursuant to the Letter of Intent, each of Linear and Apollo would agree to use its reasonable best efforts to obtain similar support agreements from significant institutional shareholders.

Conditions to Consummation of Arrangement. The Letter of Intent provides that each party’s obligation to proceed with the Arrangement is subject to customary conditions precedent, including without limitation conditions relating to (i) material accuracy of representations and warranties as of the effective date of the Arrangement, (ii) material compliance with covenants, (iii) the absence of any material adverse change, (iv) absence of certain actions, suits, proceedings or objection or opposition before any governmental or regulatory authority, (v) absence of material breaches under the Letter of Intent, (vi) approval of the securityholders of Linear and Apollo of the transactions set forth in the Letter of Intent for which their approval is required under applicable law, (vii) approval Superior Court of Justice of Ontario (the “Court”) of the Arrangement, (viii) obtaining all material consents, waivers, permissions and approvals necessary to complete the Arrangement by or from relevant third parties and (ix) holders of not more than 5% of each of the issued and outstanding Linear common shares and Apollo common shares shall have exercised rights of dissent in relation to the Arrangement.

Securityholder Approval. The Arrangement will be subject to the approval of holders of not less than 66 2/3% of the Linear common shares and of a majority of the Apollo common shares held by disinterested shareholders voted at special meetings of shareholders that will be called to approve the
Arrangement.

Non-Solicitation. The Letter of Intent includes mutual agreements by each of Linear and Apollo to immediately cease, and not to solicit or initiate discussions concerning, any alternative transactions to the proposed Arrangement. However, each of Linear and Apollo may take certain specified actions in response to an unsolicited alternative transaction that the board of directors of such party deems to be a “superior proposal” meeting the requirements set forth in the Letter of Intent. The Letter of Intent also provides that each of Apollo and Linear have certain other customary rights in respect of alternative transactions, including a right to match competing offers in certain circumstances.

Break Fee. If either Linear or Apollo terminates the Letter of Intent or the Definitive Agreement and abandons the Arrangement prior to closing for any reason (other than as a result of the failure of a condition to such party’s obligation to close contained in the Letter of Intent or the Definitive Agreement not being satisfied, other than a failure to obtain the required approval of such party’s shareholders (as described above)), such terminating party shall pay to the other party an amount equal to Cdn$4,000,000.

Covenants relating to Operation of Business. Pursuant to the Letter of Intent, each party agrees that during the period from the date of execution of the Letter of Intent and ending on the earlier of the consummation of the Arrangement or the termination of the Letter of Intent, except as required by law or as otherwise expressly permitted or specifically contemplated by the Letter of Intent, it shall conduct its business only in the usual and ordinary course of business and consistent with past practice and it shall use all reasonable commercial efforts to maintain and preserve its business, assets and advantageous business relationships. In addition, during such period, each party agrees to restrictions with respect to, among other things, (i) amending its constating documents, (ii) dividends, distributions, issuances, redemptions, repurchases or reclassifications of its capital stock, (iii) adopting a plan of liquidation or resolutions providing for its liquidation, dissolution, merger, consolidation or reorganization, (iv) sales, pledges or disposition of its assets, (v) capital expenditures, (vi) asset acquisitions, (vii) business acquisitions, (viii) indebtedness, (ix) material contract rights, (x) entry into or termination of hedges or other financial instruments or transactions, (xi) employee and director compensation, (xii) changes to employee plans and (xiii) maintenance of insurance policies.

Other. The Letter of Intent also provides that, among other things:

•
Management terminations, buyouts and severance payments will be paid out to Linear management and staff on closing of the Arrangement in accordance with management contracts and common law amounts and are expected to total approximately Cdn$3,400,000;

•
Prior to the completion of the Arrangement, Apollo shall purchase and maintain director and officer liability “run-off” insurance for the benefit of the former directors and officers of Linear for a period of not less than six (6) years following the completion of the Arrangement, with coverage of not less than Cdn$10,000,000, with respect to claims arising from facts or events that occurred on or before the closing of the Arrangement, including with respect to the Arrangement;

•	Apollo will pay the fees and expenses of Linear in connection with the Private Placement up to a maximum of Cdn$50,000; and
•	Customary representations and warranties from each of Apollo and Linear.

Termination of Letter of Intent. The Letter of Intent may be terminated (i) by mutual written consent of each of Apollo and Linear; (ii) by a party which accepts, recommends, approves or enters into an agreement to implement a “superior proposal” (as defined in the Letter of Intent) after having complied with the terms of the Letter of Intent (provided that concurrently with any such termination, the terminating party shall have paid the Cdn$4,000,000 break fee described above following which the payor party shall have no further liabilities arising hereunder other than for a breach of any section of the Letter of Intent); and (iii) by either party if the Definitive Agreement is not executed by each of the parties on or before 5:00 pm (Toronto time) on March 31, 2010 (provided that concurrently with any such termination, the terminating party shall have paid the Cdn$4,000,000 break fee described above following which the payor party shall have no further liabilities arising hereunder other than for a breach of any section of the Letter of Intent).

Subscription Agreement with Linear in respect of Private Placement

Concurrently with the execution of the Letter of Intent, Apollo and Linear entered into a subscription agreement providing for the Private Placement (the “Subscription Agreement”). Pursuant to the Letter of Intent and the Subscription Agreement, the closing of the Private Placement is subject to customary conditions precedent, including conditions relating to: (i) receipt of all necessary stock exchange approvals, (ii) delivery by Apollo of customary corporate and securities law opinions and title opinions, (iii) each of Macquarie Bank Limited and RMB Australia Holdings Limited (which we sometimes refer to herein as the “ Project Facility Banks”) shall have entered into a support agreement, in form and substance satisfactory to Linear, pursuant to which each Project Facility Bank agrees, among other things, to support and vote in favor of the Arrangement; and (iv) each of the Project Facility Banks shall have entered into a lock-up agreement, in form and substance satisfactory to Linear, pursuant to which each Bank agrees, among other things, not to, directly or indirectly, exercise or offer, sell, contract to sell, lend, swap, or enter into any other agreement to transfer the economic consequences of any of the common shares or common share purchase warrants of Apollo held by them until December 31, 2010. The closing of the Private Placement is expected to occur on or before March 19, 2010.

The Subscription Agreement includes other covenants, representations and warranties customary for transactions of this type. The Private Placement will be conducted in reliance on the exemption from registration contained in Regulation S of the U.S. Securities Act of 1933, as amended.

The Arrangement is expected to close on or before July 2, 2010.

As part of the Arrangement, the Apollo common shares expected to be issued to Linear in the Private Placement will be cancelled without any payment. The Private Placement will not be conditioned on the completion of the Arrangement. If the Arrangement is not completed for any reason, Apollo has agreed to, upon the request of Linear, file a registration statement with the United States Securities and Exchange Commission to register the resale of the Apollo common shares by Linear in the United States.

Black Fox Financing Agreement

On February 20, 2009, we entered into a $70.0 million project financing agreement (which we sometimes refer to herein as the “Project Facility”) with the Macquarie Bank Limited and RMB Australia Holdings Limited (which we sometimes refer to herein as the “Project Facility Banks”) and RMB Resources Inc. (which we sometimes refer to herein as the “Agent”), as agent for the Project Facility Banks. By June 2, 2009, the Company had borrowed the total amount of the $70.0 million available under the Project Facility.

As a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered. The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility. In addition, we were unable to make (i) the first scheduled repayment of $9.3 million due on September 30, 2009 under the Project Facility (the “First Repayment”), (ii) the second scheduled repayment of $6.0 million due on December 31, 2009 (the “Second Repayment”) and (iii) the requirement to fund the associated debt service reserve account (the “Funding Obligation”) also due on September 30, 2009. Through three separate deferrals, the last of which was granted on February 25, 2010, the Banks agreed to defer the First Repayment, the Second Repayment and the Funding obligation until March 31, 2010.

In connection with the Letter of Intent executed with Linear, on March 9, 2010, the Project Facility Banks executed and delivered a consent letter (which we sometimes refer to herein as the “Consent Letter”), which was agreed to and accepted by each of Apollo and Linear, pursuant to which the Project Facility Banks and the Agent agreed, subject to the terms and conditions contained in the Consent Letter:

•	to consent to the Arrangement (the “Consent”);

•
prior to the earliest to occur of (i) the date on which the Agent determines, acting reasonably, that the Arrangement has been terminated or will not be completed, (ii) March 31, 2009, if the Definitive Agreements in respect of the Arrangement have not been executed by such date, or (iii) September 30, 2010, not to make demand, accelerate payment or enforce any security or any other remedies upon an “event of default” or a “review event” under the Project Facility unless and until the occurrence of certain “override events” set forth in to the Consent Letter (which “override events” are primarily related to breaches of certain covenants and provisions of the Consent Letter and the Project Facility) (the “Standstill Provisions”); and

•	to amend certain provisions of the Project Facility, including without limitation the following revised repayment schedule:

Repayment Date	Repayment Amount
The earlier of two business days following completion of the Private Placement and March 19, 2010	$10,000,000
The earlier of July 2, 2010 and the date that is two business days following the consummation of the Arrangement	$10,000,000
The earlier of September 30, 2010 and the date on which the proceeds from any one or more equity raisings following the consummation of the Arrangement equals $10,000,000	$10,000,000
December 31, 2010	$5,000,000
The remaining repayment dates between March 31, 2011 and March 31, 2013 to be agreed between Apollo and the Agent by no later than September 30, 2010 to reflect the “cashflow model” (as defined under the Project Facility) that is approved by the Agent. In the absence of agreement between Apollo and the Agent by September 30, 2010. “secured moneys” (as defined under the Project Facility) shall be due and payable on December 31, 2010.	$35,000,000

The Project Facility Banks’ agreement to the Consent and the Standstill Provisions is subject to a number of conditions, including without limitation (i) delivery of the Apollo Support Agreement (as defined above)in connection with the Letter of Intent in a form and substance satisfactory to the Agent, (ii) prior approval by the Project Facility Banks of press releases and other public statements regarding the Arrangement that refer to the Project Facility Banks, (iii) the Agent, acting reasonably, approving the Definitive Agreements and such Definitive Agreements being executed by no later than March 31, 2010, (iv) the Agent, acting reasonably, being satisfied that the completion of the Arrangement will not cause a breach or default under any “project documents” (as defined in the Project Facility), (v) the Agent, acting reasonably, being satisfied that the Arrangement will not have any material negative tax implications for Apollo, Linear and each of their direct or indirect subsidiaries, (vi) the Agent being satisfied, acting reasonably, that, immediately following completion of the Arrangement and after making the payment of $10,000,000 contemplated by the second row in the repayment schedule set forth above, Apollo having restricted cash on hand of not less than Cdn$10,000,000, (vii) no amendment to the Definitive Agreements, no representation in the Definitive Agreements being untrue, no breach of any material covenant and no waiver of any material condition precedent in the Definitive Agreements, and (viii) at completion of the Arrangement, the Agent, acting reasonably, being satisfied regarding indebtedness and encumbrances of Linear and its direct and indirect subsidiaries.

Extension of Maturity Date for February 2007 Convertible Debentures held by RAB

On February 23, 2007, the Company concluded a private placement pursuant to which it sold $8,580,000 aggregate principal amount of convertible debentures due February 23, 2009 (the “Convertible Debentures”). As originally issued, each $1,000 principal amount of the Convertible Debentures was convertible at the option of the holder into 2,000 of the Company’s common shares, at any time until February 23, 2009. Additionally, each $1,000 principal amount of the Convertible Debentures included 2,000 common share purchase warrants entitling the holder thereof to purchase one of the Company’s common shares at an exercise price of $0.50 per share, which such warrants originally expired on February 23, 2009 (the “Warrants”).

On February 16, 2009, the Company and RAB Special Situations (Master) Fund Limited (”RAB”), which owns $4,290,000 aggregate principal amount of Convertible Debentures and 8,580,000 Warrants, entered into an agreement (the “First Amending Agreement”) pursuant to which RAB agreed to extend the maturity date of its Convertible Debentures to February 23, 2010 (the “RAB Convertible Debentures”). In consideration for the foregoing, the Company (i) issued 2,000,000 common shares of the Company to RAB, (ii) extended the maturity date of the Warrants issued to RAB to February 23, 2010 (the “RAB Warrants”) and (iii) reduced the exercise price of the RAB Warrants from $0.50 to $0.25. The Company filed a Form 8-K with the SEC on February 19, 2009 disclosing the terms of the First Amending Agreement.

On February 26, 2010, the Company and RAB entered into a third amending agreement (the “Third Amending Agreement”) (which amended and restated in its entirety a second amending agreement entered into on February 23, 2010) pursuant to which RAB agreed to further extend the maturity date of the RAB Convertible Debentures to August 23, 2010 and, in consideration therefor, the Company agreed to repay the $772,200 of accrued interest through February 23, 2010 on the RAB Convertible Debentures in cash and agreed to issue to RAB (i) 800,000 common shares of the Company and (ii) 2,145,000 common share purchase warrants (the “New Warrants”), which New Warrants entitle RAB to purchase one of the Company’s common shares at an exercise price of $0.50 per share at any time before 5:00 p.m. (Toronto time) on February 23, 2011.

Purchase of Duffy Promissory Note

On March 12, 2010, the Company, Calais Resources Colorado, Inc. (“Calais Colorado”), Calais Resources, Inc. (“Calais Resources” and, together with Calais Colorado, “Calais”) and Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, (collectively, the “Duffy Group”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed, subject to the terms and conditions contained in the Purchase Agreement, to issue 1,592,733 common shares to the Duffy Group in exchange for the assignment of their rights, title and interest in and to, among other things, a debt obligation owed by Calais (the “Loan”) as more fully described below.

The Loan is evidenced by a promissory note dated August 11, 2005, in the original principal amount of $807,650 (the “Promissory Note”), and is secured by a deed of trust in favor of the Duffy Group recorded against property owned by Calais located in Boulder County, Colorado. The Duffy Group’ security interests in the property against which the Promissory Note is secured are to be transferred to the Company as part of the transaction. Pursuant to the terms of the Purchase Agreement, Calais agreed to issue Calais Resources common shares to the Duffy Group in payment of $435,347 of the outstanding balance of principal and accrued interest and fees of the Promissory Note (the “Calais Share Issuance”). Immediately following the Calais Share Issuance, the outstanding balance of the Promissory Note (including accrued interest thereon) will be $653,020.

The Promissory Note matured on December 31, 2009 and was not repaid. On January 2, 2010, the Duffy Group called the Loan due and payable and provided notice to Calais of the payment default on the Promissory Note. In accordance with the terms of the Promissory Note, following an uncured default on the Promissory Note, the Promissory Note bears interest at the rate of 24%. Pursuant to the Purchase Agreement, the Company agreed to forebear from enforcing its right to collect principal and interest outstanding under the Promissory Note until March 12, 2011 and reduce the interest rate on the Promissory Note during that period to 8%. In addition to the foregoing provision, the Purchase Agreement includes customary representations, warranties, covenants and indemnities for transactions of this type.

Available Information

We maintain a link to investor information on our website, www.apollogold.com, where we make available, free of charge, our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of the charters of the audit, compensation, technical and nominating committees of our board of directors, our code of business conduct and ethics and our corporate governance principles. Shareholders may request a printed copy of these governance materials or any exhibit to this report by writing to our Vice President of Investor Relations, Apollo Gold Corporation, 5655 S. Yosemite Street, Suite 200, Greenwood Village, CO 80111. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website are not incorporated by reference herein and our web address is included as an inactive textual reference only.

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

Failure to complete the business combination with Linear could negatively impact our stock price and our future business and financial results.

On March 9, 2010, we entered into a binding letter of intent (which we sometimes refer to herein as the “Letter of Intent”) with Linear pursuant to which (i) the businesses of Apollo Gold and Linear would be combined upon the implementation of a plan of arrangement under the provisions of the Canada Business Corporations Act (which we sometimes refer to herein as the “Arrangement”) and (ii) Linear would purchase approximately 62,500,000 of our common shares at a price of Cdn$0.40 per common share in a private placement for aggregate proceeds to us of Cdn$25.0 million (which we sometimes refer to herein as the “Private Placement”).

The Letter of Intent contains a number of important conditions that must be satisfied before we can complete the proposed Arrangement, including, among other things, (i) material accuracy of representations and warranties as of the effective date of the Arrangement, (ii) material compliance with covenants, (iii) the absence of any material adverse change, (iv) absence of certain actions, suits, proceedings or objection or opposition before any governmental or regulatory authority, (v) absence of material breaches under the Letter of Intent, (vi) approval of the securityholders of Linear and Apollo of the transactions set forth in the Letter of Intent for which their approval is required under applicable law, (vii) approval Superior Court of Justice of Ontario of the Arrangement, (viii) obtaining all material consents, waivers, permissions and approvals necessary to complete the Arrangement by or from relevant third parties and (ix) holders of not more than 5% of each of the issued and outstanding Linear common shares and Apollo common shares shall have exercised rights of dissent in relation to the Arrangement.

If the proposed business combination with Linear is not completed for any reason, our ongoing business and financial results may be adversely affected. For example, the amended repayment schedule under the Project Facility with the Project Facility Banks agreed to on March 9, 2010 requires us to pay $10,000,000 upon the earlier to occur of July 2, 2010 and two business days following the consummation of the Arrangement. If the Arrangement with Linear is not consummated, we may not have sufficient cash-on-hand to meet this and the other repayment obligations under the Project Facility or under the $4,290,000 principal amount of convertible debentures due August 23, 2010 owned by RAB. In addition, if the proposed business combination with Linear is not completed, we will be subject to a number of additional risks, including the following:

•	Under the terms of the Letter of Intent with Linear, in certain circumstances, if the Arrangement is not completed, we will be required to pay a Cdn$4,000,000 termination fee to Linear; and
•
The price of our common shares may decline to the extent that the current market price of our common shares reflect a market assumption that the proposed business combination will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the business combination was not consummated due to an adverse change in our business or financial condition.

In addition, the pendency of the proposed business combination with Linear could adversely affect our operations because:

•
matters relating to proposed business combination with Linear (including integration planning) require substantial commitments of time and resources by our management and employees, whether or not the transaction is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
our ability to attract new employees and consultants and retain our existing employees and consultants may be harmed by uncertainties associated with proposed business combination, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•
shareholder lawsuits could be filed against us challenging the proposed business combination. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the proposed business combination may be prevented or delayed.

We cannot guarantee when, or whether, the proposed business combination with Linear will be completed, that there will not be a delay in the completion of the business combination or that all or any of the anticipated benefits of this transaction will be obtained. If this transaction is not completed or is delayed, we may experience the risks discussed above which may adversely affect our business, financial results and share price.

If we are able to complete the proposed business combination with Linear, we may fail to successfully integrate our businesses which could harm our business, financial condition and operating results.

Business combinations involve numerous risks, including liabilities that we may assume from Linear, difficulties in assimilation of the operations and personnel of Linear, the diversion of management’s attention from other business concerns, risks of exploring properties or operating in locations in which we have no direct prior experience, and the potential loss of key employees. Any of these factors could adversely affect our business, liquidity, results of operations and financial position.

If we are able to complete the proposed business combination with Linear, our shareholders will experience immediate dilution as a consequence of the issuance of our shares as consideration in the transaction. The existence of a large minority share position may reduce the influence that our current shareholders have on the management of the combined company.

If the proposed business combination with Linear is completed, the influence of our current shareholders, in their capacity as shareholders of the combined company, will be significantly reduced. If the proposed business combination is completed, our current shareholders would hold, in the aggregate, approximately 52.2% of the issued and outstanding shares of the combined company and Linear’s current shareholders would hold, in the aggregate, approximately 47.8% of the combined company (based on the number of Apollo common shares and Linear common shares outstanding as of the date hereof). Therefore, the former Linear shareholders will have the ability to exercise influence over the election of directors and other issues submitted to the shareholders of the combined company.

A “review event” has occurred under our Black Fox Project Facility and we have been unable to make the first two originally scheduled repayments thereunder.

As a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered. The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility. In addition, we were unable to make (i) the first scheduled repayment of $9.3 million due on September 30, 2009 under the Project Facility (the “First Repayment”), (ii) the second scheduled repayment of $6.0 million due on December 31, 2009 (the “Second Repayment”) and (iii) the requirement to fund the associated debt service reserve account (the “Funding Obligation”) also due on September 30, 2009. Through three separate deferrals, the last of which was granted on February 25, 2010, the Banks agreed to defer the First Repayment, the Second Repayment and the Funding obligation until March 31, 2010. Furthermore, on March 9, 2010, the Project Facility Banks executed and delivered the Consent Letter pursuant to which, subject to the terms and conditions contained in the Consent Letter, the Project Facility Banks agreed prior to the earliest to occur of (i) the date on which the Agent determines, acting reasonably, that the proposed business combination with Linear has been terminated or will not be completed, (ii) March 31, 2009, if the definitive agreements in respect of the proposed business combination with Linear have not been executed by such date, or (iii) September 30, 2010, to not make demand, accelerate payment or enforce any security or any other remedies upon an “event of default” or a “review event” under the Project Facility unless and until the occurrence of certain “override events” (the “Standstill Agreement”) Pursuant to the Consent, the Project Facility Banks also agreed to amend certain provisions of the Project Facility, including revising the repayment schedule thereunder as described in more above under the heading “Item 1 – Background – Recent Developments.”

However, the Project Facility Banks’ Standstill Agreement is subject to a number of conditions, including those set forth above under the heading “Item 1 – Background – Recent Developments.” Consequently, there is no guarantee that we will be able to satisfy these conditions to the Project Facility Banks’ Standstill Agreement. Any default under the Project Facility may result in the Project Facility Banks foreclosing on our assets which could force us to seek protection under applicable bankruptcy laws and, accordingly, would materially impair the value of our common shares.

Our substantial debt could adversely affect our financial condition; and our related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

We now have, and for the foreseeable future will continue to have, a significant amount of indebtedness. As of December 31, 2009, we had an aggregate principal amount of approximately $93.9 million in short- and long-term debt outstanding. Under the revised repayment schedule relating to Project Facility that was agreed to with the Project Facility Banks on March 9, 2010 we will be required to make repayments totaling at least $35 million in 2010, with the remaining $35 million to be repaid between March 31, 2011 and March 31, 2013 on dates to be agreed to by Apollo and the Project Facility Banks. If we are unable to agree on a repayment schedule with respect to this remaining $35 million, it will become due and payable on December 31, 2010.

The interest rate on this loan is floating based on the LIBOR rate plus 7 percent per annum; accordingly, if the LIBOR rate is increased, interest expense will be higher. The maturity date on this loan is March 31, 2013(subject to all amounts becoming due and payable on December 31, 2010 if we are unable to agree to a revised repayment schedule as noted above in this risk factor). We intend to fulfill our debt service obligations from cash generated by our Black Fox project, which is currently expected to be our only source of significant revenues. Because we anticipate that a substantial portion of the cash generated by our operations will be used to service this loan during its term, such funds will not be available to use in future operations, or investing in our businesses. The foregoing may adversely impact our ability to repay the $4,290,000 principal amount of convertible debentures due August 23, 2010 owned by RAB and conduct all of our planned exploration activities at our Grey Fox, Pike River, and Huizopa properties or pursue other corporate opportunities.

If we do not generate sufficient cash flow from Black Fox operations in 2010 or by raising additional equity or debt financing in the near term, then we may not be able to meet our debt obligations.

As of December 31, 2009, we had an aggregate principal amount of approximately $93.9 million in short- and long-term debt outstanding. Currently, we are not generating positive cash flow. If we are unable to satisfy our debt service, we may not be able to continue our operations. We may not generate sufficient cash from operations to repay our debt obligations or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, or at all, and our existing debt agreements prohibit us from incurring additional indebtedness without the consent of the lenders thereunder. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy would materially impair the value of our common shares.

Operational problems may disrupt mining and milling operations at Black Fox.

Mining and milling operations, including our Black Fox mine and mill, inherently involve risks and hazards. Although we commenced mining of the Black Fox open pit in March 2009, commenced milling in April 2009, and commenced commercial production in late May 2009, future production at Black Fox could be prevented, delayed or disrupted by, among other things:

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

•	lower than expected ore grades;
•	the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected;
•	delivery and installation of equipment necessary to continue operations as planned; or
•	failure of our equipment, processes or facilities to operate properly or as expected.

Production delays or stoppages will adversely affect our sales and operating results, and could prevent us from meeting our debt repayment obligations under the project facility agreement.

We do not currently have and may not be able to raise sufficient funds to explore our Grey Fox, Pike River, and Huizopa properties.

We do not currently have sufficient funds to conduct all of our planned exploration activities at our Grey Fox, Pike River, and Huizopa properties. The exploration of these properties will require significant capital expenditures. Sources of external financing may include bank and non-bank borrowings and future debt and equity offerings. There can be no assurance that financing will be available on acceptable terms, or at all. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition.

In addition, in recent quarters, the U.S. stock market indexes have experienced significant instability and the available debt financing has tightened. In light of these developments, concerns by investors regarding the stability of the U.S. and international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter operating covenants, thereby preventing us from obtaining the financing required to conduct all of our planned exploration activities at our Grey Fox, Pike River, and Huizopa properties.

The existence of outstanding rights to purchase common shares may impair our share price and our ability to raise capital.

Approximately 118.1 million of our common shares are issuable on exercise of warrants, options or other rights to purchase common shares at prices ranging from approximately $0.15 to $2.24 and a weighted average price of $0.35. In addition, there are 8,580,000 common shares issuable upon the conversion of the $4,290,000 outstanding principal amount of convertible debentures due August 23, 2010 held by RAB, which are convertible at the option of the holder at a conversion price of $0.50 per share. During the term of the warrants, options, convertible debentures and other rights, the holders are given an opportunity to profit from a rise in the market price of our common shares with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional equity financing during the period such rights are outstanding may be adversely affected, and the existence of the rights may have an adverse effect on the price of our common shares. The holders of the warrants, options, convertible debentures and other rights can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those provided by the outstanding rights.

Past and future equity issuances could impair our share price.

If our shareholders sell substantial amounts of our common shares, the market price of our common shares could decrease. We have 273,080,927 common shares outstanding as at March 15, 2010. In addition, we may sell additional common shares in subsequent offerings and issue additional common shares to finance future acquisitions or as compensation in financing transactions.

On March 9, 2010, Apollo and Linear entered into a binding letter of intent pursuant to which it is expected that (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Canada Business Corporations Act (“CBCA”) and (ii) Linear would subscribe for approximately 62,500,000 Apollo common shares of Apollo at a price of Cdn$0.40 per common share for aggregate proceeds of Cdn$25.0 million (the “Private Placement”). The Private Placement is expected to be completed on or before March 19, 2010. As part of the Arrangement, the Apollo common shares expected to be issued to Linear in the Private Placement will be cancelled without payment upon the completion of the Arrangement. If the proposed business combination is completed, we anticipate that approximately 242,059,314 Apollo common shares would be issued pursuant to the Arrangement and that our current shareholders would hold, in the aggregate, approximately 52.2% of the issued and outstanding shares of the combined company and Linear’s current shareholders would hold, in the aggregate, approximately 47.8% of the combined company (based on the number of Apollo common shares and Linear common shares outstanding as of the date hereof).

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

There is no guarantee that we will be able to collect amounts due under the Calais Promissory Notes.

On February 1, 2010, Apollo Gold, Inc., our direct wholly owned subsidiary and the sole shareholder of Montana Tunnels, entered into a purchase agreement pursuant to which it sold all of the outstanding capital stock of Montana Tunnels to Elkhorn in exchange for (i) promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates from Calais with an outstanding balance of approximately $7,700,000, (ii) Elkhorn’s and the Lenders’ rights with respect to an additional amount of approximately $1,450,000 loaned to Calais, and (iii) a promissory note held by Elkhorn and the Lenders from Calais with an outstanding balance of approximately $380,000. Pursuant to the Elkhorn purchase agreement, we agreed to forebear from enforcing our right to collect principal and interest outstanding under these promissory notes until February 1, 2011.

On March 12, 2010, we entered into a purchase agreement with Calais and the Duffy Group pursuant to which we agreed to issue 1,592,733 common shares to the Duffy Group in exchange for the assignment of its rights, title and interest in and to, among other things, a promissory note from Calais with an outstanding balance, including accrued interest thereon, of $653,020. Pursuant to the Duffy Group purchase agreement, we agreed to forebear from enforcing our right to collect principal and interest outstanding under the promissory note until March 12, 2011.

Each of the notes described above is past due and there is no guarantee that we will be able to collect the principal and interest outstanding under these promissory notes once the forbearance periods have expired. Additionally, if we decided to pursue a collection of these notes, we may incur significant legal fees in pursuing collection and in enforcing our rights and remedies under the security agreements related thereto, including the costs associated with retaking possession of the collateral property and, if necessary, selling, leasing, transferring or otherwise disposing of such property. Moreover, we have no assurance that Calais will take required actions to preserve the condition and value of the collateral property or that, even if Calais takes all required actions, the value of the property or the proceeds realizable from the sale thereof, will, at the time such remedy is sought or obtained, be sufficient to cover all unpaid amounts due under the promissory notes. Any such delay, additional costs, loss or nonpayment could adversely affect our financial results.

The market price of our common shares has experienced volatility and could decline significantly.

Our common shares are listed on the NYSE Amex exchange and the Toronto Stock Exchange. Our share price has declined significantly since 2004, and over the last year the closing price of our common shares has fluctuated from a low of $0.19 per share to a high of $0.59 per share. Securities of small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Our share price is also likely to be significantly affected by global economic issues, as well as short-term changes in gold prices or in our financial condition or liquidity. As a result of any of these factors, the market price of our common shares at any given point in time might not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

We have a history of losses.

With the exception of the fiscal year ended December 31, 2008, during which we had a net income of $1.2 million, we have incurred significant losses. Our net losses were $61.7 million and $13.9 million for the years ended December 31, 2009 and 2007, respectively. In addition, Black Fox is our only current source of revenue. Further, we have significant obligations under loan agreements related to Black Fox. Although commercial production commenced in late May 2009 at Black Fox, there can be no assurance that we will achieve or sustain profitability in the future.

Our earnings may be affected by the volatility of gold prices.

We historically have derived all of our revenues from the sale of gold, and our development and exploration activities are focused on gold. As a result, our future earnings are directly related to the price of gold. Since the beginning of 2009, the London P.M. or afternoon fix gold spot price, as reported by the Wall Street Journal, has fluctuated from a high of $1,213/oz to a low of $810/oz and was $1,106/oz on March 12, 2010. Changes in the price of gold significantly affect our profitability and the trading price of our common shares. Gold prices historically have fluctuated widely, based on numerous industry factors including:

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

All of the above factors are beyond our control and are impossible for us to predict. If the market prices for gold fall below our costs to produce gold for a sustained period of time, that will make it more difficult to obtain financing for our projects, we will experience additional losses and we could also be required to discontinue exploration, development and/or mining at one or more of our properties.

Hedging activities have resulted in significant losses and may continue to result in losses in the future.

As a part of the project finance facility, we and the lenders have entered into a hedging program covering both gold sales and part of our Canadian dollar operating costs. Specifically, we have entered into a 250,420 ounce gold forward sales program which is allocated across the four year term of the project facility agreement. As of December 31, 2009, we have settled 50,099 ounces of gold in the program. The weighted average price of the sales program is $876 per ounce of gold. The foreign exchange hedge program is for the Canadian dollar equivalent of $58.0 million, at an exchange rate of Cdn$1.21=US$1.00, over the four year term of the project facility agreement. As of December 31, 2009, we have settled Cdn$8.1 million of the program.

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

We acquired auction rate securities in 2007 with a face value of $1.5 million. The securities were marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity. All such auction rate securities were rated AAA when purchased, pursuant to our investment policy. Beginning in August 2007, a number of auctions failed and there is no assurance that auctions for the auction rate securities in our investment portfolio, which currently lack liquidity, will succeed. An auction failure means that the parties wishing to sell their securities could not do so as a result of a lack of buying demand. As at December 31, 2009, our auction rate securities held an adjusted cost basis and fair value of $1.0 million based on liquidity impairments to these securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities holdings and additional impairments. Furthermore, as a result of auction failures, our ability to liquidate and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist.

Substantially all of our assets are pledged to secure our indebtedness.

Substantially all of the Black Fox assets are pledged to secure indebtedness outstanding under the Project Facility. Since these assets represent substantially all of our assets, we will not have access to additional secured lending with other financial institutions, which will require us to raise additional funds through unsecured debt and equity offerings, and covenants in our borrowing agreements limit our ability to incur unsecured indebtedness. Default under our debt obligations would entitle our lenders to foreclose on our assets.

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

Reserve estimates are calculated using assumptions regarding metals prices. Our reserves at Black Fox were estimated using a gold price of $650/oz. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit, and lead to a reduction in reserves. Any material reduction in our reserves may lead to lower earnings or higher losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition, including difficulty in obtaining financing and a decrease in our stock price. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

We may not achieve our production estimates.

We prepare estimates of future production for our operations. We develop our estimates based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. In the past, our actual production from time to time has been lower than our production estimates and this may be the case in the future. In particular, our estimate of 2009 gold production was lower than originally predicted as a direct result of encountering lower grade ore than our reserve model predicted.

Each of these factors also applies to future development properties not yet in production. In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to financing contingencies, unexpected construction and start-up problems and delays.

Our future profitability depends in part on actual economic returns and actual costs of developing mines, which may differ significantly from our estimates and involve unexpected problems, costs and delays.

We are engaged in the development of new ore bodies. Our ability to sustain or increase our present level of production is dependent in part on the successful exploration and development of new ore bodies and/or expansion of existing mining operations. Decisions regarding future projects, including Grey Fox, Pike River, and Huizopa, are subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

Development projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies that derive estimates of capital and operating costs based upon many factors.

It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated. There can be no assurance that Black Fox or any future expansion at Black Fox will be profitable.

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

The titles to some of our properties may be uncertain or defective.

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

The titles to some of our properties may be uncertain or defective.

If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs. Furthermore, if we lose our rights in and to any of our properties, we could incur substantial and protracted losses.

We face substantial governmental regulation.

Our Black Fox mining operations and our Canadian and Mexican exploration activities are subject to regulations promulgated by various Canadian and Mexican government agencies governing the environment, agricultural zoning, prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Currently, our Canadian properties are subject to the jurisdiction of the federal laws of Canada, the provincial laws of Ontario, as well as local laws where they are located. In addition, our Mexican property is subject to Mexican federal laws as well as local laws where it is located. Any changes in current regulations, the adoption of new regulations or shifts in political conditions are beyond our control of and may adversely affect our business.

Companies such as ours that engage in exploration and development activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Issuance of permits for our exploration and mining activities is subject to the discretion of government authorities, and we may be unable to obtain or maintain such permits. Permits required for future exploration or development may not be obtainable on reasonable terms or on a timely basis. Existing and possible future laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in our capital expenditures or require abandonment or delays in the exploration or development of our properties. Moreover, these laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the environmental, health and safety impacts of the our past and current operations, or possibly even those actions of parties from whom we acquired its mines or properties, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions. It is difficult to strictly comply with all regulations imposed on us. We retain competent and well trained individuals and consultants in jurisdictions in which we do business, however, even with the application of considerable skill we may inadvertently fail to comply with certain laws. Such events can lead to financial restatements, fines, penalties, and other material negative impacts on us.

The Canadian mining industry is subject to federal and provincial environmental protection legislation. This legislation imposes strict standards on the mining industry in order to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently emitted into the air or water. Consequently, drilling, refining, extracting and milling are all subject to the restrictions imposed by this legislation. In addition, the construction and commercial operation of a mine typically entail compliance with applicable environmental legislation and review processes, as well as the obtaining of permits, particularly for the use of the land, permits for the use of water, and similar authorizations from various government bodies. Canadian federal, provincial, and local laws and regulations relating to the exploration for and development, production and marketing of mineral production, as well as environmental and safety matters have generally become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with such requirements. There is no assurance that environmental laws and regulations enacted in the future will not adversely affect our financial condition and results of operations.

Our Huizopa exploration project is subject to political and regulatory uncertainty and our ownership of the Huizopa properties is subject to litigation.

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

In addition, on September 4, 2009, Joe Green and companies owned or controlled by him, including a Mexican company named Minas de Coronado, S. de R.L. de C.V., with whom our Mexican subsidiary, Minera Sol de Oro, S.A. de C.V., has a joint venture relationship at the Huizopa exploration project in the State of Sonora, Mexico, filed a complaint against us alleging, among other things, that we breached various agreements and failed to recognize Minas de Coronado’s right joint venture interest in the Huizopa exploration project. Mr. Green is seeking the return of the Huizopa exploration project properties to Mr. Green’s companies. We believe that the claims in the complaint are without merit, and intend to vigorously defend against those claims. See Item 3 “Legal Proceedings” for more information.

We are subject to environmental risks.

Environmental Liability. We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. In certain circumstances, the potential liabilities can include liability for costs of remediation and clean up of mines which we owned or operated in the past, but no longer own or operate. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price or at all.

Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state, federal and provincial environmental laws and regulations in Canada and Mexico. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonds in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

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

U.S. persons who are potential holders of our common shares, warrants or options to purchase our common shares, or debentures convertible into our common shares, which we sometimes refer to in this report as equity securities, should be aware that we could constitute a “passive foreign investment company” (or a “PFIC”) for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The application of these factors depends upon our financial results for the year, which is beyond our ability to predict or control, and may be subject to legal and factual uncertainties. While we do not believe that we were a PFIC in 2009 and do not expect to be a PFIC in 2010, we cannot guarantee that we were not a PFIC in 2009 and we are unable to predict whether we will be a PFIC in 2010 or in later years. We undertake no obligation to advise investors as to our PFIC status for any year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Maps of Operations and Properties

The maps below show the locations of Black Fox and the Huizopa project in North America. These properties are described in further detail below.
Figure 1 – Property locations in North America

Black Fox

The Black Fox property was formerly known as the Glimmer mine. In April 1996, Exall Resources Ltd. (“Exall”) purchased 60% of the property from Hemlo Gold Inc., and Glimmer Resource Inc. (“Glimmer”) held the remaining 40%.

In September 2002, we purchased all of the real estate and related assets of the mine, which ceased operations in May 2001, from Exall and Glimmer and renamed it “Black Fox”. We paid Exall and Glimmer an aggregate purchase price consisting of Cdn$3.0 million in cash and an aggregate of 2,080,000 of our common shares. Pursuant to the terms of the acquisition, an additional Cdn$3 million was paid to Exall and Glimmer on January 6, 2006.

From 1997 until 2001, the mine produced approximately 210,000 ounces of gold from underground workings.

On July 28, 2008, we completed the acquisition from St Andrew Goldfields Ltd. (“St Andrew”) of its Stock Mill and related equipment, infrastructure, property rights, laboratory and tailings facilities, located near Timmins, Ontario for Cdn$20.0 million.

Figure 3 – Black Fox mine and Black Fox mill locations along the Destor-Porcupine Fault Zone in the Province of Ontario, Canada

Location

Black Fox consists of two properties: a mine and a mill. The Black Fox mine is located approximately seven miles east of Matheson, Ontario, Canada. The stock mill complex purchased from St Andrew, which we renamed the Black Fox mill, is located approximately 12 miles west of Matheson, which means that it is approximately 19 miles west of the Black Fox mine site. Both properties are easily accessible by provincial highway and power is supplied by Hydro One.

Property, plant and equipment at the mine consists of an administration office, change house facilities, workshop facilities, core sheds and surface infrastructure for the underground mine (pumps, heating, etc.), all of which are in good working condition. Property, plant and equipment at the Black Fox mill consists of an administrative office, electrical and mechanical shops, laboratory and a 2,000 tonnes per day mill for processing the Black Fox ores. All plant facilities and equipment are in good working order. The mill operations were started in April 2009 and commercial production commenced in late May 2009. Within the mill property, there is also a permitted tailings compound.

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

The Black Fox mine consists of 4,529 acres of which: 1,063 acres are leasehold patents, 2,001 acres are owned by Apollo, 319 acres are leased by us, 820 acres where we have surface rights only and 326 acres where we have mineral rights but no surface rights. The 4,529 acres includes property known as Pike River and Grey Fox, which are contiguous to the Black Fox mine property boundaries and stretch two miles southeast of the Black Fox open pit mine.

The Black Fox mill property consists of:

Leasehold – 15 parcels	2,608 acres
Patented – 9 parcels	1,068 acres
Unpatented – 21 parcels	2,451 acres
Total of all property	6,127 acres

None of the currently defined reserves are subject to production royalties. However, Apollo owns properties totaling 2,164 acres that are subject to net smelter return royalties, ranging from 2.0% to 3.25%, if there is production in the future from any reserves found on that property.

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

In addition to the above, 69 holes have been drilled in 2008 and 2009 on the Grey Fox and Pike River properties for a total of 13,651 meters as more fully described under Exploration Stage Properties.

Mineral Reserves

On April 14, 2008, we filed a Canadian National Instrument, NI 43-101 Technical Report, which was prepared to a bankable standard (“bankable feasibility study”). A bankable feasibility study is a comprehensive analysis of a project’s economics (+/- 15% precision) used by the banking industry for financing purposes. The table below summarizes the Black Fox Total Mineral Reserve as of December 31, 2008. The mineral reserves shown in the table below were calculated based on a gold price of $650 per ounce.

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

The estimated reserves presented above were reduced by mining of 632,000 ore tonnes from the Black Fox mine, including 425,000 tonnes at a grade of 3.7 gpt producing 46,621 ounces of gold from the Black Fox mill, with further 5,531 ounces of gold produced from toll processing in 2009.

There was no updated estimation of mineral reserves for the year ended December 31, 2009. This was due mainly to the Company undertaking in late 2009 a comprehensive mine plan re-modeling with tighter constraints and review of the 2010 mine plan as well as the life of mine plan to address the grade variability issue of a certain type of Black Fox ore, which had resulted in an over-projection of grade in part of the open pit ore. This lower grade negatively impacted 2009 gold production, which was lower than expected. The revised mine plan is expected to be completed by the end of the first quarter of 2010. Independent professional mining consultants and our staff determined that the new mine plan requires reconciliation of production against the plan forecasts over the rest of 2010. This will be in conjunction with a continuous improvement effort, benefitted by the mine operating in its first full year of production at a steady state of 2,000 tonnes of ore per day. Such assessment will provide more accurate information regarding mining costs, cut-off grade, and other parameters in the estimation of mineral reserves at the end 2010.

It is expected that the average gold grade of the open pit portion of reserves will decrease from the December 31, 2008 reserve estimate grade due to the anticipated lowering of the average grade in the high grade portion of the open pit and the addition of more low grade tonnes than originally estimated. However, the change in the overall tonnage and contained ounces of open pit reserves will reflect the net effect of any negative adjustment and possible increments from the anticipated underground exploration drilling for resource and reserve additions. The comprehensive review included remodeling of the underground portion of reserves and found less variance (i.e. more consistency) against the 2008 feasibility study. The anticipated start-up of the underground during 2010 will also provide actual production data for reconciliation purposes in the estimation of mineral reserves for the year ended December 31, 2010.

The Company expects to report updated estimated mineral reserves for 2010 in the first quarter of 2011, and on an annual basis thereafter.

Permits

We have received all necessary permits and approvals required for mining activities of phase I of the open pit. In particular, we have received Certified Closure Plan Approval, an Amended Certificate of Approval for Industrial Sewage Works, and a Permit to Take Water (Surface and Ground Water.) The open pit reserves are divided into phase I and phase II and we expect to receive the permits necessary to conduct phase II in the second quarter of 2010.

Process and equipment - Mining Operations

In September 2008 a contract was awarded for the removal of approximately 2 million cubic meters of glacial till material which overlaid phase 1 of the open pit. This stripping contract commenced in October 2008 and by March 2009 progress was sufficient to allow Apollo personnel and equipment to commence the mining of open pit ore and waste. The stripping contract was completed in July 2009.

Open pit mining of ore and waste at Black Fox is conducted 24 hours per day 7 days per week. Mining is performed by two excavators, five CAT 777 85-tonne haul trucks, two CAT D9T dozers, and three drills in addition to ancillary equipment. This mining fleet averages approximately 23,000 tonnes per day (“tpd”) ore and waste. The mining of ore is only done during daylight hours. Ore is crushed to -150 mm at the mine site and is transported to the Black Fox mill by a fleet of contract road trucks.

Process and equipment – Milling Operation

In the third quarter of 2008 an engineering, procurement and construction management (“EPCM”) contract was awarded to GBM Ltd., for the expansion of the Black Fox Mill to increase the throughput from 1,000 tpd up to 2,000 tpd. Commissioning of the mill commenced in March 2009 with the mill commencing the processing of ores during April 2009. The first gold bullion was poured and shipped to the refiner in late May 2009. During the remainder of 2009 the mill throughput rate was increased from the intial 1,500 tpd up to the design capacity of 2,000 tpd which was achieved steadily during the last quarter of 2009.

Ore is crushed to -150 mm at the mine site and is transported to the Black Fox mill by a fleet of contract road trucks. The ore is stockpiled at the mill site and fed via a conveyor system to the crushing circuit, with a crushing capacity of 160 tonnes per hour, where it is further reduced from -150mm through three stages of crushing to -10mm. This crushed product is transferred to a 1,500 tonne fine ore surge bin. The ore is then fed into a grinding circuit at a rate of 2,000 tonnes per operating day through two stages of closed circuit ball milling. Soluble gold is recovered by adsorption upon granular activated carbon in CIC, CIL, and CIP trains at an efficiency of approximately 95%. Elution of adsorbed gold is carried out via pressure Zadra in closed circuit with electro-winning deposition. Gold plate is further refined by induction smelting and cast in 1,000 ounce moulds before shipment to the refiner. After extraction of the gold the ores are discharged into the tailing impoundment area.

The Black Fox Mill also hosts administrative offices, warehousing and storage facilities, mechanical and electrical repair facilities, and a water treatment plant in association with the mill process.

Production

For the year ending December 31, 2009 the open pit produced 4,184,000 tonnes of waste and 631,000 tonnes of ore for a total mined material of 4,815,000 tonnes and a strip ratio of 6.64:1.

For the year ended December 31, 2009 the mill processed 422,000 of ore at an average grade of gold of 3.7 grams/t to produce 46,621 ounces of gold in dore bars. Overall recovery of gold averaged 93%.

In addition to the gold ore processed by the Black Fox mill, 109,000 tonnes of low grade ore was shipped to and processed by the nearby Holt mill, owned by St Andrew. The grade of ore processed was 1.67 grams per tonne with a recovery of approximately 93% and gold production of 5,531 ounces.

Therefore combined gold production from the Black Fox mill and the Holt mill was 52,152 ounces.

Bonding

Closure plans for both the mine and mill sites prepared by AMEC Earth and Environmental, a Division of AMEC Americas Limited, were submitted to and accepted by the Ontario Ministry of Northern Development and Mines (“MNDM”) during 2008. Bonding requirements for each site were set by the MNDN as follows (in Cdn$);

Phase I of Black Fox mine	$7,428,830
Black Fox mill complex	8,123,460

Total	$15,552,290

We have met these bonding requirements through letters of credit issued by TD Canada Trust secured by a pledged deposit account of Cdn$14,321,130 and a deposit directly with the MNDM of Cdn$1,231,160. The obligations to reimburse TD Canada Trust for any drawing under the letter of credit are secured by Apollo’s maintenance of an amount equal to the amount available for drawing the above mentioned deposit account pledged to TD Canada Trust. The annual letter of credit fee is 1% of the amount available for drawing. Interest is earned on the deposit account at a rate established by TD Canada Trust from time to time. We expect that there will be additional bonding requirements in connection with an amended closure plan for phase II of the open pit, but we are unable to quantify the amount at this time.

Montana Tunnels Mine

The Montana Tunnels mine was originally owned and operated by Pegasus Gold, a mining company incorporated in Canada. Pegasus commenced operations at the Montana Tunnels mine in 1987 and in 1998, Pegasus filed for bankruptcy. In 2002, we purchased Montana Tunnels Mining, Inc. (“MTMI”), from the receiver in the bankruptcy proceeding.

On July 28, 2006, Apollo entered into a joint venture (“JV Agreement”) with Elkhorn Tunnels LLC (“Elkhorn”), in respect of the Montana Tunnels mine. The JV Agreement called for Elkhorn to contribute $13 million in return for a 50% interest in the Montana Tunnels mine. Apollo was the operator of the mine.

On February 1, 2010, we sold all of the capital stock of Montana Tunnels Mining, Inc., which held our remaining 50% interest in the Montana Tunnels joint venture, to Elkhorn for consideration of certain promissory notes held by Elkhorn with an outstanding balance of approximately $9.5 million.

Exploration Stage Properties

Grey Fox

The Grey Fox Project sits along the Destor Porcupine Fault Zone (“DPFZ”) in the Timmins Mining District of Ontario and is located about 3.5 kilometers southeast of the Black Fox mine. The initial drilling program of 16 core holes was completed in 2008 and was successful in intersecting gold mineralization in rocks similar to the host rocks of the Black Fox ore deposit on the DPFZ and verified, in-filled and expanded historic drilling results on the “Contact Zone,”. The Contact Zone is a north-south structure in the DPFZ hanging wall. The 2008 drilling program also hit very high grade gold mineralization in a silicified breccia within the Contact Zone. This high grade “Calcite Zone” is unique, with a late stage gold-calcite mineralizing event and may represent a shoot formed at a structural intersection.

The 2009 drilling program commenced in August of 2009 and by the end of 2009, 53 holes had been completed. Forty-seven of these holes were drilled on the Grey Fox Property and six were drilled on the newly acquired Pike River Property. Drilling results continue to show continuity in multiple shallow, mineralized zones. All holes have been drilled with the objective of showing continuity to the mineralization, and as a result thereof, an initial NI 43-101 compliant estimate of measured and indicated resources is expected later in 2010.

Pike River

During 2009, Apollo completed the acquisition of the Pike River property from Newmont Canada Corporation (“Newmont”). The Pike River property is located in the Township of Hislop, Ontario, Canada and is contiguous to the south-east boundary of Apollo’s Black Fox mine and the north-west boundary of Apollo’s Grey Fox property. This newly acquired property consists of the surface and mineral rights to approximately 1,145 acres consisting of parcels 1735 LC, 1726 LC, 23687 SEC, 23777 SEC, 3852 SEC and 11125 SEC. With the acquisition of Pike River, Apollo now controls a 17 square kilometer land package (Black Fox, Grey Fox and Pike River).

The 2009 drilling program included the first six holes drilled on Pike River to test the northern extension of mineralization from the adjoining Grey Fox property. This mineralized target area is the northern extension of the fault contact between metasediments and mafic volcanic rocks called the Contact Zone.

Huizopa

We own Mexican subsidiaries which own 100% of the concessions at the Huizopa exploration project. Pursuant to an agreement with the previous owner (the “Previous Owner”) of one of those Mexican subsidiaries, we have a joint venture arrangement with the Previous Owner in which we hold an 80% interest and the Previous Owner holds a 20% free carry interest.

The Huizopa project is located in the northern part of the Sierra Madres Mountains in the state of Chihuahua, Mexico, near the border with the State of Sonora, and encompasses a block of mining concession claims of approximately 170 sq. km.

Sporadic shallow underground mining, limited to a few high-grade zones was done in the past but no mining has taken place at Huizopa since 1936. The geology is characterized by a series of parallel, low sulfidation gold-silver, quartz veins striking 340 degrees and dipping east, hosted by Tertiary-age volcanic rocks. Silver to gold ratios in the veins and from the material on historic mine dumps indicate the Huizopa area hosts an extensive gold-bearing hydrothermal system.

We established an extensive remote field camp at the project and refurbished an existing airstrip. The camp is supplied by fixed wing aircraft and helicopter.

Geologic mapping suggests that the faults that host gold-silver mineralization may be more numerous and more continuous than earlier field work indicated. Petrographic examination revealed the presence of native gold, silver, and electrum in many samples and widespread vein features indicative of repeated boiling and explosive brecciation. Overall vein textures are consistent with high-level exposures of epithermal quartz-adularia and/or fault breccia veins.

Apollo has entered into an agreement with the Ejido Huizopa (the “Ejido”). Pursuant to the agreement, and in consideration for certain payments to the Ejido, we have a right to use the Ejido lands covering our mining concessions in Huizopa for all activities necessary for the exploration, development, and production of potential ore deposits in our Huizopa project area. We can in the future apply for a change of use of land without any additional obligations to the Ejido. In addition, we may traverse adjoining and nearby Ejido land outside the boundaries of the Huizopa mining concessions for the purpose of constructing, operating, and maintaining improvements or facilities necessary for the Huizopa project.

A geophysical program was initiated on the property and used to select initial drilling targets. A drilling contractor commenced helicopter supported core drilling in 2008. On August 14, 2008 we announced the results of the core drilling program on the Puma De Oro exploration target. Twenty-five core holes were drilled on a north-trending zone targeted for drilling based on Apollo’s geochemical sampling and geologic mapping. Anomalous gold and silver was found in twenty of the holes with six of the twenty holes having significant gold and silver values, including hole PDO 10 with 2.5 meters of 42.5 grams per ton.

 Drilling at a second target, Lobo De Oro, approximately 2 kilometers east of the Puma De Oro zone, tested a large induced polarization (“IP”) anomaly of 1 kilometer by 3 kilometers that is open in all directions. Three holes were drilled. Drill hole LDO-1 intercepted 280 meters of anomalous silver mineralization ranging from 1 to 19 grams silver, and locally anomalous gold mineralization up to 0.6 grams per tonne gold. Drill holes LDO-2 and LDO-3 intercepted similar grades of silver up to 300 meters away from LDO-1. The silver and gold values, in combination with the broad IP anomaly, could indicate the potential for both an open pit minable target in the area as well as deeper underground targets, although future drilling and test work would need to be performed to confirm any such potential.

In May 2009, we completed an NI 43-101 Exploration Report for the Huizopa project which describes the property and drill results in detail. This NI 43-101 does not contain any resources and reserves.

ITEM 3. LEGAL PROCEEDINGS

On September 4, 2009, Joe Green and companies owned or controlled by him, including a Mexican company named Minas de Coronado, S. de R.L. de C.V., with whom the Company’s Mexican subsidiary, Minera Sol de Oro, S.A. de C.V., has a joint venture relationship at the Huizopa exploration project in the State of Sonora, Mexico, filed a complaint against us in the United States District Court for the District of Nevada. In that complaint, Mr. Green alleges, among other things, that we and Minera Sol de Oro have breached various agreements and alleged fiduciary duties and have failed to recognize Minas de Coronado’s right to a joint venture interest in the Huizopa exploration project, and asks the Court to undo the parties’ 80/20 joint venture arrangement and compel the return of the Huizopa exploration project properties to Mr. Green’s companies. We believe that the claims in the complaint are without merit, and intend to vigorously defend ourselves against those claims.

On October 5, 2009, we filed a motion to dismiss the complaint and to compel arbitration or, in the alternative, to stay proceedings pending the conclusion of the arbitration. On March 2, 2010, the court held a hearing on that motion and on March 9, 2010, the court granted our motion and dismissed the action. We intend to proceed with the commencement of arbitration proceedings with respect to this matter.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Price Range of Common Shares and Number of Holders

Our common shares are listed on the NYSE Amex under the trading symbol “AGT” and on the Toronto Stock Exchange under the trading symbol “APG.” As of March 15, 2010, 273,080,927 common shares were outstanding, and we had approximately 1,000 shareholders of record. On March 12, 2010, the closing price per share for our common shares as reported by the NYSE Amex was $0.37 and as reported by the Toronto Stock Exchange was Cdn$0.39.

The following table sets forth, for the periods indicated, the reported high and low market closing prices per share of our common shares:

	NYSE Amex (AGT)		Toronto Stock Exchange (APG)
	High	Low	High	Low
	($)		(Cdn$)
2009
First Quarter	$0.38	$0.19	$0.47	$0.24
Second Quarter	0.49	0.30	0.55	0.38
Third Quarter	0.52	0.37	0.56	0.41
Fourth Quarter	0.59	0.44	0.61	0.47
2008
First Quarter	$0.74	$0.49	$0.72	$0.50
Second Quarter	0.70	0.51	0.71	0.53
Third Quarter	0.54	0.24	0.51	0.25
Fourth Quarter	0.25	0.11	0.30	0.13

Dividend Policy

We have not declared or paid cash dividends on our common shares since our inception and we expect for the foreseeable future to retain all of our earnings from operations for use in expanding and developing our business.  Future dividend decisions will consider our then current business results, cash requirements and financial condition. Furthermore, the Black Fox project facility agreement with the project finance banks party thereto currently restricts our ability to pay dividends.

Performance Graph and Table

The following graph and table illustrates the cumulative total shareholder return on the common shares for the fiscal years ended December 31, 2004 through 2009, together with the total shareholder return of the S&P/TSX Composite Index, and the S&P/TSX Global Gold Index for the same period. The graph and table assumes an initial investment of $100 at December 31, 2004 and is based on the trading prices of the common shares for the periods indicated. Because we did not pay dividends on our common shares during the measurement period, the calculation of the cumulative total shareholder return on the common shares does not include dividends.

	2004	2005	2006	2007	2008	2009
Apollo Gold Corporation
Dollar value	$100	$25	$51	$58	$22	$43
Annualized return since base year		(74.8)%	(28.3)%	(16.5)%	(31.3)%	(15.6)%
Return over previous year		(74.8)%	103.8%	13.2%	(61.7)%	91.3%
S&P/TSX Composite index
Dollar value	$100	$122	$140	$150	$97	$127
Annualized return since base year		21.9%	18.2%	14.4%	(0.7)%	4.9%
Return over previous year		21.9%	14.5%	7.2%	(35.0)%	30.7%
S&P/TSX Global Gold Index
Dollar value	$100	$121	$157	$150	$151	$161
Annualized return since base year		21.4%	25.2%	14.3%	10.8%	10.0%
Return over previous year		21.4%	29.2%	(4.7)%	0.8%	6.9%

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III — ITEM 11. EXECUTIVE COMPENSATION” for information relating to our equity compensation plans.

 NYSE Amex Corporate Governance Requirements

Our common shares are listed on the NYSE Amex equities exchange (“NYSE Amex”).  Section 110 of the NYSE Amex company guide permits it to consider the laws, customs and practices of foreign issuers in relaxing certain of its listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations.  Any listed company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law.

One significant manner in which our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE Amex standards concerns shareholder approval requirements.  Section 713 of the NYSE Amex company guide requires a listed company to obtain the approval of its shareholders for certain types of securities issuances, including private placements that may result in the issuance of common shares (or securities convertible into common shares) equal to 20% or more of the presently outstanding shares for less than the greater of book or market value of the shares.  In general, there is no such requirement under Yukon law or under the rules of the Toronto Stock Exchange unless the transaction results in a change of control or the issuance of common shares (or securities convertible or exercisable into common shares) equal to 25% or more of the currently issued and outstanding shares of the listed company.  Furthermore, under certain circumstances, the Toronto Stock Exchange may, pursuant to Section 604(e) of the Toronto Stock Exchange company guide, grant waivers to its shareholder approval requirements where the listed company would suffer financial hardship in complying with such requirements.  The conditions under which the Toronto Stock Exchange grants such waivers from its shareholder approval requirements may depart from similar NYSE Amex waivers or exemptions, if any.  We will seek a waiver from the NYSE Amex’s shareholder approval requirements in circumstances where the securities issuance does not trigger such a requirement under Yukon law or under the rules of the Toronto Stock Exchange.

The foregoing is consistent with the laws, customs and practices in Canada.

Unregistered Sales of Equity Securities

Our unregistered sales of equity securities during the year ended December 31, 2009, have previously been reported on Current Reports on Form 8-K dated February 24, 2009 and July 20, 2009.

Repurchase of Securities

During 2009, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Apollo Gold Corporation as of December 31, 2009, 2008, 2007, 2006, and 2005, derived from our audited financial statements.  The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition
(In thousands of U.S. dollars, except per share data)

U.S. GAAP	Years Ended December 31,
	2009 (1)	2008	2007	2006 (2)	2005 (2)
Statements of Operations Data
Revenue from sale of minerals	$47,008	$–	$–	$–	$–
Direct operating costs	26,126	–	–	–	–
Exploration and business development	1,960	5,517	6,903	4,206	6,051
Operating income (loss)	6,700	(9,313)	(11,654)	(10,151)	(15,940)
Loss from discontinued operations	–	–	–	(2,012)	(8,793)
Net (loss) income	(61,650)	1,202	(13,897)	(12,163)	(24,733)
Net (loss) earnings per share, basic and diluted
Continuing operations	(0.25)	0.01	(0.10)	(0.08)	(0.16)
Discontinued operations	–	–	–	(0.02)	(0.09)
Total	$(0.25)	0.01	(0.10)	(0.10)	(0.24)

	At December 31,
Balance Sheet Data
Total assets	$159,261	$87,001	$29,119	$19,042	$39,331
Long-term debt, including current portion	83,769	28,448	15,376	9,664	8,785
Total shareholders’ (deficiency) equity	(12,429)	42,354	8,771	6,940	7,714

Canadian GAAP (2)	Years Ended December 31,
	2009 (1)	2008	2007	2006	2005
Statements of Operations Data
Revenue from sale of minerals	$47,008	$–	$–	$–	$–
Direct operating costs	26,126	–	–	–	–
Exploration and business development	1,960	3,185	2,430	1,033	918
Operating income (loss)	5,130	(6,981)	(7,181)	(5,153)	(9,254)
Loss from continuing operations	(50,098)	(6,759)	(8,451)	(7,603)	(11,487)
(Loss) income from discontinued operations	(5,353)	8,355	10,867	(7,984)	(10,721)
Net (loss) income	(55,451)	1,596	2,416	(15,587)	(22,208)
Net income (loss) per share, basic and diluted
Continuing operations	(0.20)	(0.03)	(0.06)	(0.06)	(0.11)
Discontinued operations	(0.03)	0.04	0.08	(0.07)	(0.11)
Total	$(0.23)	$0.01	$0.02	$(0.13)	$(0.22)

	At December 31,
Balance Sheet Data
Total assets	$197,033	$131,630	$75,073	$51,804	$62,545
Long-term debt, including current portion	83,683	28,330	13,313	8,900	7,272
Total shareholders’ equity	43,033	73,755	42,873	28,243	32,441

(1)     The Black Fox mine began commercial production in late May 2009.
(2)     On February 1, 2010, we sold our 100% interest in Montana Tunnels Mining, Inc (“MTMI”).  MTMI was party to a 50% interest in the Montana Tunnels joint venture.  The joint venture was established and effective at December 31, 2006.  Prior to the establishment of the joint venture, MTMI held a 100% interest in Montana Tunnels.  As such, for accounting purposes under U.S. GAAP, Montana Tunnels is presented as a discontinued operation for the years 2005 and 2006, and an equity investment for years 2007, 2008, and 2009.

Summary Operational Statistics

Year Ended December 31, 2009(1)
Production Summary
Gold ounces produced	52,152
Gold ounces sold	46,016
Total revenues ($millions)	47.0
Costs Per Ounce
Cash operating costs per ounce of gold	$567
Total cash costs per ounce of gold	$567
Total production costs per ounce of gold	$726

(1)	Sales, costs and costs per ounce for the year ended December 31, 2009 in the table above include the period from the inception of commercial production at Black Fox in late May through December 31.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.  The financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).  For a reconciliation to generally accepted accounting principles in Canada (“Canadian GAAP”), see Note 23 to the attached consolidated financial statements.  Unless stated otherwise, all dollar amounts are reported in U.S. dollars.

In this Annual Report on Form 10-K, the terms “cash operating cost”, “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating cost is equivalent to direct operating cost for the period as found on the Consolidated Statements of Operations, less production royalties expenses and mining taxes.  Total cash cost is equivalent to cash operating cost plus production royalties and mining taxes.  Total production cost is equivalent to total cash cost plus non-cash costs including depreciation and amortization.

Certain prior period figures have been reclassified to conform to the current period presentation.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

BLACK FOX
($ in thousands, except per ounce of gold data)	Year ended December 31, 2009 (1)
Gold ounces sold	46,016

Direct operating costs	$26,126
Less: Mining taxes, royalty expenses	–
By-product credits	(40)
Cash operating costs	26,086
Cash operating cost per ounce of gold	$567

Cash operating costs	26,086
Add: Mining taxes, royalty expenses	–
Total cash costs	26,086
Total cash cost per ounce of gold	$567

Total cash costs	26,086
Add: Depreciation & amortization	6,940
Add: Accretion on accrued site closure costs	369
Total production costs	33,395
Total production cost per ounce of gold	$726

(1)	Sales, costs and costs per ounce for the year ended December 31, 2009 in the table above include the period from the inception of commercial production at Black Fox in late May through December 31.

We have included cash operating cost, total cash cost and total production cost information to provide investors with information about the cost structure of our mining operations.  We use this information for the same purpose and for monitoring the performance of our operations.  This information differs from measures of performance determined in accordance with U.S. and Canadian GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. and Canadian GAAP.  These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, and refining, as well as related activities including exploration and development of mineral deposits principally in North America.  We own Black Fox, an open pit and underground mine and mill located in the Province of Ontario, Canada (“Black Fox”).  The Black Fox mine site is situated seven miles east of Matheson and the mill complex is twelve miles west of Matheson.  Mining of ores from the open pit began in March 2009 and milling operations commenced in April 2009.  Underground mining at Black Fox is expected to commence in 2010.  We own two exploration properties adjacent to Black Fox mine site known as Grey Fox and Pike River.

We also own Mexican subsidiaries which own an 80 percent interest in the Huizopa Project joint venture, (20 percent Minas de Coronado, S. de R.L. de CV), an early stage exploration project located in the Sierra Madres in Chihuahua, Mexico.

During the third quarter of 2009, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc. (“MTMI”), which includes the Montana Tunnels and Diamond Hill mines.  The Montana Tunnels mine, a 50% joint venture (“Montana Tunnels”) accounted for under the equity investment method, is an open pit mine and mill that produced gold dore and lead-gold and zinc-gold concentrates, located in the State of Montana.  Montana Tunnels was placed under care and maintenance on April 30, 2009.  The Diamond Hill mine, also located in the State of Montana, is currently under care and maintenance.  On February 1, 2010, we completed the sale of all the outstanding capital stock of MTMI, which held the 50% joint venture in the Montana Tunnels mine, to the joint venture partner, Elkhorn Goldfields, Inc. (“Elkhorn”), for consideration consisting of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates from Calais Resources, Inc., Calais Resources Colorado, Inc. (together with Calais Resources, Inc., “Calais”) and Aardvark Agencies, Inc. (“Aardvark”) with an aggregate outstanding balance of approximately $9.5 million.

Corporate

Proposed Business Combination with Linear Gold Corp. and Related Private Placement

Letter of Intent - General.  On March 9, 2010, Apollo and Linear Gold Corp. (“Linear”) entered into a binding letter of intent (the “Letter of Intent”) pursuant to which (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Canada Business Corporations Act (“CBCA”) and (ii) Linear would purchase approximately 62,500,000 common shares (the “Purchased Shares”) of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million (the “Private Placement”).

Pursuant to the Arrangement:

•	each outstanding Linear common share will be exchanged for 5.4742 Apollo common shares (the “Exchange Ratio”);

•
each outstanding common share purchase warrant of Linear (the “Linear Warrants”) will be exchanged for common share purchase warrants of Apollo (the “Apollo Warrants”) on the basis of the Exchange Ratio and the exercise price of the Linear Warrants will be adjusted as provided for in the certificates representing the Linear Warrants;

•
each outstanding option to purchase a Linear common share (the “Linear Options”) granted under Linear’s Stock Option Plan will be exchanged for options of Apollo (the “Apollo Options”) granted under Apollo’s Stock Option Plan on the basis of the Exchange Ratio and the exercise price of the Linear Options will be adjusted on the same basis as the exercise price of the Linear Warrants.

Upon consummation of the Arrangement, the transaction is expected to be accounted for as an acquisition of a business with Apollo being the acquirer.  The shareholders of Linear immediately prior to the Arrangement are expected to own approximately 47.8% of the outstanding common stock of Apollo on a non-diluted basis and approximately 42.9% on a fully-diluted basis.

Board of Directors and other Matters.  Upon consummation of the Arrangement, the Letter of Intent contemplates that:

•	Apollo and Linear will agree on a new name for Apollo; and

•
The Board of Directors of Apollo would consist of seven directors, which would be composed of (i) Wade Dawe (the current Chief Executive Officer of Linear), who would be nominated as the Chairman of the Board of Directors, (ii) four current Apollo board members or Apollo nominees, (iii) one Linear nominee and (iv) one nominee who shall be a technical person mutually agreed upon by Apollo and Linear.

Definitive Business Combination Agreement.  The Letter of Intent contemplates that Linear and Apollo will enter into a definitive arrangement agreement (the “Definitive Agreement”) governing the Arrangement on or before March 31, 2010 to implement the Arrangement to provide for the business combination of Linear and Apollo.

Conditions to Consummation of Arrangement.  The Letter of Intent provides that each party’s obligation to proceed with the Arrangement is subject to customary conditions precedent, including without limitation conditions relating to (i) material accuracy of representations and warranties as of the effective date of the Arrangement, (ii) material compliance with covenants, (iii) the absence of any material adverse change, (iv) absence of certain actions, suits, proceedings or objection or opposition before any governmental or regulatory authority, (v) absence of material breaches under the Letter of Intent, (vi) approval of the securityholders of Linear and Apollo of the transactions set forth in the Letter of Intent for which their approval is required under applicable law, (vii) approval Superior Court of Justice of Ontario (the “Court”) of the Arrangement, (viii) obtaining all material consents, waivers, permissions and approvals necessary to complete the Arrangement by or from relevant third parties and (ix) holders of not more than 5% of each of the issued and outstanding Linear common shares and Apollo common shares shall have exercised rights of dissent in relation to the Arrangement.

Securityholder Approval.  The Arrangement will be subject to the approval of holders of not less than 66 2/3% of the Linear common shares and of a majority of the Apollo common shares held by disinterested shareholders voted at special meetings of shareholders that will be called to approve the Arrangement.

Break Fee.  If either Linear or Apollo terminates the Letter of Intent or the Definitive Agreement and abandons the Arrangement prior to closing for any reason (other than as a result of the failure of a condition to such party’s obligation to close contained in the Letter of Intent or the Definitive Agreement not being satisfied), such terminating party shall pay to the other party an amount equal to Cdn$4.0 million.

Termination of Letter of Intent.  The Letter of Intent may be terminated (i) by mutual written consent of each of Apollo and Linear; (ii) by a party which accepts, recommends, approves or enters into an agreement to implement a “superior proposal” (as defined in the Letter of Intent) after having complied with the terms of the Letter of Intent; and (iii) by either party if the Definitive Agreement is not executed by all each of the parties on or before 5:00 pm (Toronto time) on March 31, 2010 (provided that concurrently with any such termination, the terminating party shall have paid the Cdn$4.0 million break fee described above following which the payor party shall have no further liabilities arising hereunder other than for a breach of any section of the Letter of Intent).

Linear Private Placement

Concurrently with the execution of the Letter of Intent, Apollo and Linear entered into a subscription agreement (the “Subscription Agreement”) providing for a Private Placement whereby Linear is expected to purchase 62,500,000 common shares of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million.  Pursuant to the Letter of Intent and the Subscription Agreement, the closing of the Private Placement will be subject to customary conditions precedent, plus conditions relating to:  (i) the two banks (the “Banks”) associated with the $70.0 million project financing agreement (see “Black Fox Financing Agreement” below) entering into a support agreement pursuant to which each of the Banks agree, among other things, to support and vote in favor of the Arrangement; and (ii) each of the Banks shall entering into a lock-up agreement,  pursuant to which each of the Banks agrees, among other things, not to, directly or indirectly, exercise or offer, sell, contract to sell, lend, swap, or enter into any other agreement to transfer the economic consequences of any of the Apollo common shares or common share purchase warrants of Apollo held by them before December 31, 2010.

The closing of the Private Placement is expected to occur on or before March 19, 2010.  As part of the Arrangement, the Apollo common shares expected to be issued to Linear in this Private Placement will be cancelled without any payment upon completion of the Arrangement.

Black Fox Financing Agreement

On February 20, 2009, we entered into a $70.0 million project financing agreement (“Project Facility”) with Macquarie Bank Ltd. (“Macquarie Bank”) and RMB Australia Holdings Limited (“RMB”) (together as the “Banks”) as joint arrangers and underwriters.  By June 2, 2009, the Company had borrowed the total amount of the $70.0 million available under the Project Facility.  On February 23, 2009, the Company used $15.0 million of the proceeds from the Project Facility to repay the $15.0 million bridge facility entered into on December 10, 2008 (the “Bridge Facility”) and has utilized the remaining $55.0 million to complete the development of Black Fox and to provide for certain agreed corporate expenditures.

The Project Facility was subject to an arrangement fee of $3.47 million  , which was paid upon the initial drawdown under the Project Facility, and a commitment fee equal to 1% per annum calculated on a daily basis on the average monthly balance of the undrawn commitment, which is payable in arrears on March 31, 2009 and June 30, 2009.  Amounts borrowed under the Project Facility bear interest at LIBOR plus 7% per annum and interest is payable quarterly commencing March 31, 2009.

In connection with the Project Facility, we issued 34,836,111 warrants to the Banks (11,637,775 to RMB and 23,198,336 to Macquarie Bank) as consideration for financing services provided in connection with the Project Facility.  Each warrant entitles the holder to purchase one of our common shares pursuant to the terms and conditions of the warrant.  The warrants expire on February 20, 2013 and have an exercise price of Cdn$0.252 per share, subject to customary anti-dilution adjustments.  We have agreed to use our best efforts to register the resale of the shares issuable upon exercise of the warrants with the SEC promptly following the execution of the Project Facility.  The warrants are in addition to the 42,614,254 warrants issued to the Banks in connection with the Bridge Facility.

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

As at December 31, 2009, we were in compliance with the various financial covenants of the Project Facility.  However, as a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered.  The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9.3 million  due on September 30, 2009 under the Project Facility (the “First Repayment”) and (ii) the requirement to fund the associated debt service reserve account (the “Funding Obligation”) also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5.0 million  or the aggregate repayment amount due on the next repayment date.  On December 30, 2009 and February 28, 2010, the Banks agreed to further defer the First Repayment and the Funding Obligation, and to defer the second scheduled repayment of $6.0 million due on December 31, 2009, in each case, until the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine or (ii) March 31, 2010.

On March 9, 2010, the Banks executed  a consent letter (the “Consent Letter”), which was agreed to and accepted by each of Apollo and Linear Gold Corp. (“Linear”), pursuant to which the Banks agreed, subject to the terms and conditions contained in the Consent Letter:

•	to consent to the Arrangement (the “Consent”);

•
prior to the earliest to occur of (i) the date on which the Banks determine that the Arrangement has been terminated or will not be completed, (ii) March 31, 2010, if the Definitive Agreements in respect of the Arrangement have not been executed by such date, or (iii) September 30, 2010, not to make demand, accelerate payment or enforce any security or any other remedies upon an “event of default” or a “review event” under the Project Facility unless and until the occurrence of certain “override events” set forth in the Consent Letter (which “override events” are primarily related to breaches of certain covenants and provisions of the Consent Letter and the Project Facility) (the “Standstill Provisions”); and

•	to amend certain provisions of the Project Facility, including without limitation the following revised repayment schedule:

Repayment Date	Repayment Amount
The earlier of two business days following completion of the Private Placement and March 19, 2010	$10,000,000
The earlier of July 2, 2010 and the date that is two business days following the consummation of the Arrangement	$10,000,000
The earlier of September 30, 2010 and the date on which the proceeds from any one or more equity raisings following the consummation of the Arrangement equals $10,000,000	$10,000,000
December 31, 2010	$5,000,000
The remaining repayment dates between March 31, 2011 and March 31, 2013 to be agreed between Apollo and the Banks by no later than September 30, 2010 to reflect the “cashflow model” (as defined under the Project Facility) that is approved by the Banks. In the absence of agreement between Apollo and the Banks by September 30, 2010, amounts outstanding under the Project Facility shall be due and payable on December 31, 2010.	$35,000,000

The Banks’ agreement to the Consent and the Standstill Provisions is subject to a number of conditions, including without limitation (i) the Banks approving the Definitive Agreements and such Definitive Agreements being executed by no later than March 31, 2010, (ii) the Banks being satisfied that the completion of the Arrangement will not cause a breach or default under any “project documents” (as defined in the Project Facility), (iii) the Banks being satisfied that the Arrangement will not have any material negative tax implications for Apollo, Linear and each of their direct or indirect subsidiaries, (iv) the Banks being satisfied that, immediately following completion of the Arrangement and after making the payment of $10.0 million as set forth in the repayment schedule set forth above, Apollo having restricted cash on hand of not less than Cdn$10.0 million, and (v) at completion of the Arrangement, the Banks being satisfied regarding indebtedness and encumbrances of Linear and its direct and indirect subsidiaries.

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

As a part of the Project Facility, we and the Banks have entered into a hedging program covering both gold sales and part of our Canadian dollar operating costs. Specifically, we have entered into a 250,420 ounce gold forward sales program which has been allocated across the four year term of the Project Facility. The weighted average price of the sales program is $876 per ounce of gold.  The foreign exchange hedge program was for the Canadian dollar equivalent of $58.0 million, at an average exchange rate of US$1.00 = Cdn$1.21, over the four year term of the Project Facility.  As at December 31, 2009, there were 200,331 ounces of gold remaining on the program, and $49.9 million (Cdn$60.4 million) remaining on the foreign exchange hedge program.

Extension of maturity date for February 2007 convertible debentures held by RAB

On February 23, 2007, we concluded a private placement pursuant to which we sold $8.6 million   aggregate principal amount of convertible debentures due February 23, 2009.  Each $1,000 principal amount of the February 2007 convertible debentures was convertible at the option of the holder into 2,000 of our common shares, at any time until February 23, 2009.  Additionally, each $1,000 principal amount of the February 2007 convertible debentures included 2,000 common share purchase warrants, entitling the holder to purchase one of our common shares at an exercise price of $0.50 per share, with such accompanying warrants expiring February 23, 2009.

RAB owns $4.29 million principal amount of February 2007 convertible debentures (on which $0.8 million of interest was accrued and unpaid on the maturity date of February 23, 2009) and 8,580,000 accompanying warrants.  We and RAB agreed to extend the original maturity date of the February 2007 convertible debentures owned by RAB to February 23, 2010.  Furthermore, RAB agreed that we shall have the option to repay the $0.8 million of accrued interest on RAB’s February 2007 convertible debentures in either our common shares or cash.  We elected to pay the accrued interest in common shares and issued 2,444,765 shares to RAB calculated by dividing the accrued interest owed by the volume weighted average market price of our common shares as quoted on the Toronto Stock Exchange during the five trading days ending February 23, 2009.  In consideration for the foregoing, we agreed to (i) issue 2,000,000 common shares to RAB, (ii) extend the expiration date of the accompanying warrants issued to RAB to March 5, 2010 and (iii) reduce the exercise price of the accompanying warrants issued to RAB from $0.50 to $0.25.  The terms and conditions of the $3.1 million aggregate principal amount of February 2007 convertible debentures and accompanying warrants not owned by RAB were not amended and we repaid the principal amount and accrued interest thereon to the holders thereof in cash on February 23, 2009.

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

On February 26, 2010 we reached an agreement with RAB, the holder of the February 2007 convertible debentures with principal amount of $4.3 million, to extend the maturity date of the convertible debentures to August 23, 2010.  Under the terms of the convertible debentures, $0.8 million of accrued and unpaid interest was due as of February 23, 2010, which was paid in cash by the Company on March 3, 2010.  In consideration for the extension of the maturity date of the convertible debentures, the Company has agreed to issue to RAB, as soon as practicable following receipt of all required regulatory approvals, (i) 800,000 additional common shares of the Company and (ii) 2,145,000 common share purchase warrants (the “RAB Warrants”) whereby one RAB Warrant entitles the holder to purchase one common share at an exercise price of $0.50 per share, expiring February 23, 2011.

Private Placement of Common Shares and Flow-through Common Shares

On July 15, 2009, we completed a private placement of 12,221,640 common shares at Cdn$0.45 per share and 13,889,390 flow-through common shares at Cdn$0.54 per share for net proceeds of $10.7 million (Cdn$12.0 million) after cash issuance costs of $0.9 million.  We intend to use the proceeds from the sale of the flow-through common shares to fund exploration expenses at our Black Fox mine and our Grey Fox and Pike River properties.  Further, we used the proceeds from the sale of the common shares for working capital and general corporate purposes.  In connection with the private placement the Company issued 1,566,662 compensation warrants to purchase common shares of the Company at an exercise price of Cdn$0.45 per share that expire on July 15, 2011.

Black Fox

During 2009, we mined 4,814,000 tonnes of material of which 631,000 tonnes was gold ore.  The Black Fox mill processed 422,000 tonnes of ore (1,730 tonnes per day), at a grade of 3.70 grams of gold per tonne, achieving a recovery rate of 93%, for total gold production of 46,621 ounces.  We custom milled an additional 109,000 tonnes of lower grade ore, at a grade of 1.67 grams of gold per tonne at a recovery rate of 93% for additional gold production of 5,531 gold ounces.  Therefore, total gold produced was 52,152 ounces during 2009.  Gold ounces sold during 2009 were 46,016 ounces.  All gold sold was against the forward sales contracts at a realized price of $875 per ounce.  The total cash cost per ounce of gold for the year was $567.

The above production of gold was lower than originally predicted from our reserve model as a direct result of the grade of certain types of ore mined being lower than expected.  This lower than planned production triggered a “review event” as defined in the Project Facility.  Apollo and the Bank consultants have been reviewing the issue of grade variability in certain types of Black Fox ore which produced this over-projection.

Capital expenditures for the years ended December 31, 2009 and 2008 were $55.6 million and $45.1 million, respectively.  Expenditures during the year ended December 31, 2009 included (i) $32.0 million towards the cost of upgrading the Black Fox mill to increase its capacity and throughput rate, (ii) $5.0 million for the enhancement of the tailings facility at the mill site, (iii) $4.0 million for the construction of water holding ponds at the mine, (iv) $13.6 million for additional capitalized pre-production expenditures including contract pre-stripping of the open pit, and (v) $1.0 million relating to the purchase of the Pike River exploration property that lies between the Black Fox mine and the Grey Fox exploration property.

Grey Fox and Pike River Exploration Properties

In 2009 we acquired the Pike River property from Newmont Canada Corporation, a subsidiary of Newmont Mining Corporation.  The Pike River property is contiguous to the south-east boundary of our Black Fox mine and the north-west boundary of our Grey Fox property.  During 2009 we conducted a 53 hole exploration program, mainly on Grey Fox, and all holes but one intersected gold mineralization.

Huizopa Project

On July 7, 2009, we filed a Canadian National Instrument 43-101 for the Huizopa project.  This 43-101 more fully describes the property and the drilling results from our 2008 drilling program, but does not contain any resources or reserves.

Montana Tunnels

On February 1, 2010, we completed the sale of all the outstanding capital stock of MTMI, which held our 50% joint venture interest in the Montana Tunnels mine, to  Elkhorn Goldfields, Inc. (“Elkhorn”), for consideration consisting of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates from Calais Resources, Inc., Calais Resources Colorado, Inc. (together with Calais Resources, Inc., “Calais”) and Aardvark Agencies, Inc. (“Aardvark”) with an aggregate outstanding balance of approximately $9.5 million.

During the four-month period ended April 30, 2009, the mill processed 1,429,600 tons of ore, which had been stockpiled as of December 31, 2008.  The Montana Tunnels mine ceased milling operations on April 30, 2009 and we placed the mine and mill on care and maintenance at that time.  Payable production in the four-month period ended April 30, 2009 was 9,690 ounces of gold, 151,000 ounces of silver, 3,320,000 pounds of lead and 8,455,000 pounds of zinc.  Apollo accounted for its 50% interest in the Montana Tunnels joint venture as an equity method investment.

BUSINESS STRATEGY AND DEVELOPMENT

2010 Forecasted Highlights:

We have two primary properties:  the Black Fox mine and mill, which includes two exploration properties adjacent to the mine known as Grey Fox and Pike River, and the Huizopa project.  Below is a summary of our expectations for these properties in 2010.

Black Fox – During 2010, we expect to commence development of the Black Fox underground mine in the second quarter and to commence ore production at the beginning of the third quarter.  Our plan is to reach underground production of 750 tonnes per day by the end of the year.  The mill is expected to process ore at 2,000 tonnes per day with a mixture of both open pit and underground ores.  We expect to produce 100,000 ounces of gold in 2010.

Grey Fox and Pike River Property Exploration – During 2010, we expect to be able to issue a NI 43-101 compliant Exploration report containing an initial resource along approximately 500-meter strike length of the Contact Zone fault.  A drill plan will be compiled to extend the resource along strike and down dip.  This program proposes 20,000 meters of core drilling and will be instigated as capital is available.  This program would extend drilling north from the Grey Fox property onto the Pike River property.  Exploration by mapping and geochemical sampling of surface outcrops is expected to be accomplished.

Huizopa Project –During 2010, we plan to construct an eight-kilometer dirt access road suitable to bring a truck-mounted core drill rig onto the Huizopa property.  We plan to move our exploration camp south-west from its present location to a more suitable area.  We plan to compile a drill program and proceed with further exploration core drilling on the property.  All activity will depend on capital available.

APOLLO GOLD CORPORATION

Results of Operations Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

In late May 2009, Black Fox, the Company’s only producing property, entered commercial production.  Therefore, there was little or no comparable activity to report for the year ended December 31, 2008 for revenue from the sale of gold, direct operating costs, depreciation and amortization, and accretion expense – accrued site closure costs.

Revenue from the Sale of Gold.

Revenues for the year ended December 31, 2009, all of which came from Black Fox, were $47.0 million, compared to no revenues for the year ended December 31, 2008.  The average spot price recorded for gold for the year ended December 31, 2009 was $1,022 per ounce.  Gold ounces sold for the year ended December 31, 2009 was 46,016 ounces.  All gold sales were delivered against our gold forward sales contracts and therefore cash received was at a realized price of $875 per ounce.  The difference between the average spot price per ounce of gold and the forward sales contract price is recorded as a realized loss on derivative instruments.

Operating Expenses.

Direct Operating Costs.  For the year ended December 31, 2009, direct operating costs, which include mining costs, processing costs, and refining charges, were $26.1 million, compared to nil for the year ended December 31, 2008.

Depreciation and Amortization.  Depreciation and amortization expenses were $7.0 million for the year ended December 31, 2009, compared to $0.1 million for the year ended December 31, 2008.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2009 were $4.9 million compared to $3.7 million for the year ended December 31, 2008.  The increase of $1.2 million is due to higher corporate personnel charges, higher audit and compliance charges, and increased legal expenses.

Accretion Expense – Accrued Site Closure Costs.  Accretion expense for accrued site closure costs was $0.4 million for the year ended December 31, 2009, compared to nil for the year ended December 31, 2008.

Exploration and Business Development.  Expenses related to exploration and development of our properties, totaled $2.0 million and $5.5 million for the years ended December 31, 2009 and 2008, respectively.  $2.3 million of the $3.5 million decrease is due to development costs at Black Fox.  These costs had been expensed as incurred prior to April 24, 2008.  However, with the establishment of reserves via the filing of a Canadian National Instrument 43-101 Technical Report prepared to U.S. Standards on April 14, 2008, and with the approval of the Company’s Board of Directors to proceed with the development of Black Fox on April 24, 2008, development costs at Black Fox incurred subsequent to April 24, 2008 were capitalized.  Development ceased in late May 2009, with the commencement of gold production, and as such, no development costs were incurred in the year ended December 31, 2009.  In 2009, we spent $1.2 million for exploration expenses at our Grey Fox and Pike River properties, primarily for the 2009 drilling program, compared with $0.5 million in 2008.  At our Huizopa property, we spent $0.8 million in 2009 compared with $2.7 million for the 2008 drilling program.

Total Operating Expenses.  As a result of these expense components, our total operating expenses for the year ended December 31, 2009 increased $31.0 million to $40.3 million from $9.3 million for the year ended December 31, 2008.  Most of this increase in costs is due to the commencement of commercial production at Black Fox.

Other Income (Expense).

Interest Income, Interest Expense and Debt Transaction Costs.  We realized interest income of $0.2 million for both of the years ended December 31, 2009 and 2008.  We incurred interest expense of $8.0 million during 2009 and $4.9 million during 2008.  The increase in interest expense is primarily the result of the Black Fox project financing originated in February 2009. Debt transaction costs of $1.2 million were recorded in 2009 also largely due to the Black Fox project financing.

Loss on modification of debentures and on the fair value change on equity-linked financial instruments.  In 2009, we incurred a loss of $2.0 million on the extension of the February 2007 convertible debentures owned by RAB.  Also in 2009, we recorded a loss of $10.7 million on the valuation of certain warrants to purchase our common shares denominated in a foreign currency (the Canadian dollar) due to these warrants being treated as derivative instruments rather than equity instruments for accounting purposes.

Realized and Unrealized Losses on Derivative Instruments.  For the year ended December 31, 2009, we realized losses of $7.2 million from gold, silver, lead and zinc derivative instruments, which were offset by realized gains from Canadian dollar purchase contracts of $0.8 million, for a total realized loss of $6.4 million.  Also during 2009, we recorded $44.2 million in unrealized losses for the fair value of gold derivative instruments, which were offset by unrealized gains from Canadian dollar purchase contracts of $6.8 million, for a total unrealized loss of $37.4 million.  For the year ended December 31, 2008, we realized gains of $5.5 million from gold, silver, lead and zinc derivative instruments and recorded $1.5 million in unrealized losses for the fair value of gold, silver, lead and zinc derivative instruments maturing in 2009.

Foreign Exchange Gain (Loss) and Other. The foreign exchange gain and other for 2009 was $0.4 million while foreign exchange loss and other for 2008 was $1.3 million.  For 2008, we recorded $0.9 million for foreign exchange losses and $0.4 million for an other than temporary impairment for auction rate securities.

Net Loss (Income) for the Year.

As a result of the foregoing, we recorded a net loss of $61.7 million, or $0.25 per share for the year ended December 31, 2009, as compared to net income of $1.2 million, or $0.01 per share, for the year ended December 31, 2008.

Results of Operations Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

In late May 2009, Black Fox, the Company’s only producing property, entered commercial production.  Therefore, for the years ended December 31, 2008 and 2007 there was little or no activity to report for revenue from the sale of gold, direct operating costs, depreciation and amortization, and accretion expense – accrued site closure costs.

Operating Expenses.

Depreciation and Amortization.  Depreciation and amortization expenses were $0.1 million for both the years ended December 31, 2008 and 2007.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2008 were $3.7 million compared to $4.6 million for the year ended December 31, 2007.  The decrease of $0.9 million is due to lower legal expenses in 2008.

Exploration and Business Development.  Expenses related to exploration and development of our properties, totaled $5.5 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively.  A decrease in development costs of $2.3 million at Black Fox was offset by an increase of $0.9 million related largely to increased exploration activity at the Huizopa property.  At Black Fox, development costs had been expensed as incurred prior to April 24, 2008.  However, with the establishment of reserves in conjunction with the filing of a Canadian National Instrument 43-101 Technical Report prepared to U.S. Standards on April 14, 2008, and with the approval of the Company’s Board of Directors to proceed with the development of Black Fox on April 24, 2008, development costs at Black Fox incurred subsequent to April 24, 2008 were capitalized, leading to the noted decrease in period costs.

Total Operating Expenses.  As a result of these expense components, our total operating expenses for the year ended December 31, 2008 decreased 20% to $9.3 million from $11.7 million for the year ended December 31, 2007.  Most of this decrease is due to the decrease in development costs at Black Fox in 2008.

Other Income (Expense).

Interest Income, Interest Expense and Financing Costs.  We realized interest income of $0.2 million for the year ended December 31, 2008 compared to interest income of $0.5 million for the year ended December 31, 2007 due to lower interest rates realized during 2008. We incurred interest expense of $4.9 million during 2008 and $9.4 million during 2007.  The decrease in interest expense is primarily the result of retiring the Series 2004-B convertible debentures in December 2007. Debt transaction costs of $0.7 million were recorded in 2007 in conjunction with the convertible debentures issued February 2007.

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

Net Income (Loss) for the Year.

For the year ended December 31, 2008, we recorded net income of $1.2 million, or $0.01 per share, as compared to a net loss of $13.9 million, or $0.10 per share, for the year ended December 31, 2007.

Summary of Quarterly Results

	2009 Quarter Ended In				2008 Quarter Ended In
	Dec	Sept	June	March	Dec	Sept	June	March
	($ in thousands, except per share and total cash cost per ounce data)
Revenue from the sale of gold	$23,168	$19,131	$4,709	$–	$–	$–	$–	$–
Operating income (loss)	4,522	3,162	185	(1,169)	(1,506)	(1,606)	(3,295)	(2,906)
Net (loss) income	(9,172)	(16,912)	(7,141)	(28,425)	(487)	1,342	(1,913)	2,260
Net (loss) income per share, basic and diluted	(0.03)	(0.07)	(0.03)	(0.13)	0.00	0.01	(0.01)	0.01
Gold sales in ounces	21,125	19,848	5,043	–	–	–	–	–
Total cash cost per ounce of gold	$600	$575	$403	n/a	n/a	n/a	n/a	n/a

Financial Condition, Liquidity and Capital Resources

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by Black Fox and the Montana Tunnels joint venture.  At both December 31, 2009 and 2008, we had no cash balances other than the restricted cash balances of $6.7 million and $13.8 million, respectively.  For the year ended December 31, 2009, cash inflows from operating and financing activities of $3.4 million and $55.1 million, respectively, were offset by cash outflows from investing activities of $58.0 million.  Additionally, there was a $0.5 million reduction in cash due to the effect of exchange rate changes on cash.

During the year ended December 31, 2009, net cash used in investing activities totaled $58.0 million including capital expenditures for property, plant and equipment of $55.6 million and an increase in restricted cash and restricted certificates of deposit of $2.4 million.  The capital expenditures of $55.6 million were related to the further development of the Black Fox mine and mill. Including (i) $32.0 million towards the cost of upgrading the Black Fox mill to increase its capacity and throughput rate, (ii) $5.0 million for the enhancement of the tailings facility at the mill site, (iii) $4.0 million for the construction of water holding ponds at the mine, (iv) $13.6 million for additional capitalized pre-production expenditures including contract pre-stripping of the open pit, and (v) $1.0 million relating to the purchase of the Pike River exploration property that lies between the Black Fox mine and the Grey Fox exploration property.

During the year ended December 31, 2009, cash provided by financing activities totaled $55.1 million including (i) net proceeds of $10.7 million from the private placement of common shares and warrants, plus flow-through shares completed on July 15, 2009, (ii) net proceeds of $66.5 million  from the Project Facility loan entered into with the Banks on February 20, 2009, and (iii) cash inflows from the exercise of 7.6 million common share purchase warrants at an average exercise price of $0.19 per common share for proceeds of $1.4 million.  These financing inflows were offset by the repayment of debt of $23.6 million.

As of December 31, 2009, the Company has a working capital deficiency of $37.6 million, an accumulated deficit of $260.8 million and a shareholders’ deficiency of $12.4 million.  As at December 31, 2009, the Company held no cash and cash equivalents and had current debt repayment obligations of $39.5 million consisting of (1) the current portion of the project financing facility of $29.1 million, $15.3 million of which was originally due in 2009, (2) the outstanding principal and interest due on the Series 2007-A convertible debentures of $5.1 million (Note 10(b)), and (3) $5.3 million for capital leases and other current debt.  As of December 31, 2009, we had no significant capital commitments associated with further capital projects at the Black Fox mine or mill.

We estimate that with our December 31, 2009 restricted cash balance of $6.7 million, the projected cash flows from our Black Fox project, the Cdn$25.0 million Private Placement, which is expected to be completed on or before March 19, 2010, the successful completion of the Arrangement by June 30, 2010, the rescheduled Project Facility repayments for 2010 and assuming the successful rescheduling of the quarterly installment payments of the Project Facility for the period 2011 to 2013, we expect to have sufficient funds to (i) meet our current 2010 Project Facility debt obligations of $35.0 million, (ii) fund planned further development (both underground and open pit) of Black Fox, (iii) fund our exploration program of approximately $5.0 million, (iv) fund corporate expenditures and (v) fund expenditures on the Linear projects.

Management has performed a mineral property impairment test to assess whether there are facts and circumstances that indicate potential impairment of the Black Fox mine and mill.  Management has considered the expected future gold prices, cost structures, the reserves, resources and status of Black Fox and financial plans and concluded that there was no impairment of Black Fox as of December 31, 2009.  However, the ongoing challenging conditions in the financial markets, the commodity markets, and the related uncertainty about the future business environment make an assessment of the mid-to-long term performance by using estimates and assumptions extremely difficult.  The possible continuation of the global liquidity crisis, the commodity market volatility and its wider implications for the operating environment of the Company’s mining operation could result in an impairment of mineral properties in the future.

Table of Contractual Obligations

	Payments Due by Period
Contractual Obligations (as of December 31, 2009)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Thousands)
Bank indebtedness, accounts payable and accrued liabilities	$9,246	$9,246	$–	$–	$–
Long-term debt	93,895	39,466	42,764	11,665	–
Operating lease obligations	442	165	258	19	–
Other long-term liabilities reflected on the balance sheet (1)	15,962	–	–	–	15,962

(1)
Other long-term liabilities represent asset retirement obligations (accrued site closure costs).  Asset retirement obligations include several estimates about future reclamation costs, mining schedules, timing of the performance of reclamation work and the quantity of ore reserves which in turn determine the ultimate closure date, which in turn impacts the discounted amounts of future asset retirement liabilities.  The discounted value of these projected cash flows is recorded as “Accrued site closure costs” of $5.3 million as shown on the balance sheet as of December 31, 2009.  The amount shown above is undiscounted to show full expected cash requirements to Apollo.  As of December 31, 2009, restricted certificates of deposit of $14.8 million have been placed in trust as security relating to the asset retirement obligations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as of December 31, 2009.

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

Our current environmental liabilities are at Black Fox.  As of December 31, 2009, we have accrued $5.3 million related to reclamation, an increase of $3.9 million from December 31, 2008.  These liabilities are covered by restricted certificates of deposit of $14.8 million at December 31, 2009.  We have accrued the present value of management’s estimate of the future liability as of December 31, 2009.

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

Transition to United States Generally Accepted Accounting Principles

During the year ended December 31, 2009, the Company completed its plan to transition from accounting principles generally accepted in Canada (“Canadian GAAP”) to accounting principles generally accepted in the United States (“US GAAP”), as allowable under both Canada and US securities laws.  The transition is retroactive and effective for the three years ended December 31, 2009, with initial  presentation of the consolidated financial statements prepared in accordance with US GAAP to be filed with this Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

Note 23 of the consolidated financial statements highlights those adjustments and additional disclosures that would be required in order to present the financial statements in accordance with Canadian GAAP at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

Revenue Recognition

Revenue from the sale of gold is recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured.  Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties.

Stock Incentive Plans

The Company accounts for stock options using the fair value based method of accounting for all stock-based awards.  The Company uses the Black-Scholes option pricing model to estimate fair value and records stock-based compensation in operations over the vesting periods of the awards.  If and when the stock options are ultimately exercised, the applicable amounts of additional paid in capital are transferred to common stock.

Stripping Costs

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs”.  Pre-stripping costs are capitalized during the development phase of an open pit mine.  The production phase of an open pit mine commences when saleable materials are produced.  Stripping costs incurred during the production phase of a mine are included in the cost of inventory produced during the period in which the stripping costs were incurred.  Capitalized pre-stripping costs are amortized using the units-of-production method, whereby the denominator is the estimated recoverable ounces of gold in the associated open pit.

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

The present value of the reclamation liabilities may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations by regulatory authorities, which affect the ultimate cost of remediation and reclamation.

Income taxes

The Company accounts for income taxes whereby future income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted or substantially enacted income tax rates at each balance sheet date.  Future income tax assets also result from unused loss carryforwards and other deductions.  The valuation of future income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount.  Although the Company has tax loss carryforwards (see Note 15 to the consolidated financial statements), there is uncertainty as to utilization prior to their expiry.  Accordingly, the future income tax asset amounts have been fully offset by a valuation allowance.

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Depreciation and Depletion

Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods.  Depletion is computed using the unit-of-production method.  The units-of-production method under U.S. GAAP is based on proven and probable ore reserves.  As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization.

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

Adoption of Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative.  The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Level1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s derivative instruments (see Note 5) and auction rate securities (see Note 7) represent those financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Under the guidance, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of December 31, 2009 and January 1, 2009, the Company had 103.0 million and 64.7 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 currently exercisable at $0.176).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under the guidance.  The warrants therefore are accounted for separately as derivative instruments, rather than as equity instruments.  Accordingly, the Company assessed the fair value of these warrants as of January 1, 2009 and recorded a reduction in additional paid-in capital of $6.94 million, an increase in opening retained deficit of $1.53 million and an $8.47 million increase in liabilities.  As of December 31, 2009, the Company has assessed the fair value of these warrants and recorded cumulative adjustments as follows: a reduction in additional paid-in capital of $15.1 million, an increase in retained deficit of $12.1 million and a $27.2 million increase in liabilities.

These warrants were fair valued at January 1 and December 31, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 81% and 78%, weighted average expected lives of the warrants of 3.2 and 2.6 years, and weighted average annual risk-free rates of 1.4% and 1.8%, respectively.

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

In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities.  This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required.  The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009.  The provisions of the updated guidance were adopted October 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

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

RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the three years ended December 31, 2009, 2008, and 2007, respectively.

	2009	2008	2007
	(Thousands)
Legal fees paid a law firm, a partner of the firm is a director of the Company	$428	$512	$381
Consulting services paid to a relative of an officer and director of the Company	12	16	9

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

•
July 2008 Public Unit Offering.  On July 24, 2008, we completed an offering of 40,806,500 units for gross proceeds of Cdn$20,215,750 and US$185,625.  The net proceeds of the offering were approximately Cdn$18,740,000, Cdn$14,500,000 of which were used to fund Apollo Gold’s acquisition of St Andrews’ mill complex in Timmins, Ontario, with the remainder used for the development of the our Black Fox project and for general working capital.  St Andrew, which at that time was a beneficial owner of more than ten percent (10%) of our common shares, purchased 2,400,000 units in the offering.  In addition, the following officers and directors of Apollo participated in the offering:  David W. Peat (25,000 units); Robert W. Babensee (20,000 units); Charles E. Stott (10,000 units); R. David Russell (100,000 units); Melvyn Williams (100,000 units) and Brent E. Timmons (40,000 units).

•
Also, a director of the Company participated in the private placement of flow~~-~~ through shares that we completed in October 2007 and purchased 54,545 flow-through shares in connection with the offering.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks:  changes in interest rates on our debt and investment portfolio, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of December 31, 2009, the Company had $70.0 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2010, a one percent change in interest rates would affect our annual interest expense by $0.5 million.

We typically invest our excess cash in high quality short-term debt instruments.  The rates received on such investments fluctuate with changes in economic conditions.  As a result, our investment income may fall short of expectations during periods of lower interest rates.  We estimate that given the cash balances expected during 2010, a one percent change in interest rates would not materially impact our annual interest income.  We may in the future actively manage our exposure to interest rate risk.

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar terms, which can adversely impact our net income and cash flows.  Conversely, depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.  We have entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.00 for the Canadian dollar equivalent of $58.0 million over a four year period commencing April 2009 to help manage this exchange risk exposure. As of December 31, 2009, we have settled $8.1 million (Cdn$9.8 million) of the forward purchase.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations is dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company.  The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in gold prices.  Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  These contracts cover 250,420 ounces at an average price of $876 per ounce over a four year period and commenced May 2009.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of December 31, 2009.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.  We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the last fiscal quarter of 2009 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based upon its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, the Company’s independent registered chartered accountants, who also audited the Company’s consolidated financial statements for the year ended December 31, 2009.  The attestation report on the Company’s internal control over financial reporting is  included in Item 8 of this annual report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3), the information required by Part III is hereby incorporated by reference from our proxy statement for our 2010 annual shareholders’ meeting to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2010 annual shareholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K.

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

4.3	Form of Purchase Agreement, dated October 30, 2006, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2006 as Exhibit 4.4 to the Current Report on Form 8-K.

4.4
Form of Subscription Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.5
Form of Convertible Debenture, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

Form of Subscription Agreement dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.1 to the Current Report on Form 8-K.

4.6
First Amending Agreement, dated February 16, 2009, by and between Apollo Gold Corporation and RAB Special Situations (Master) Fund Limited, filed with the SEC on February 19, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

4.7
Second Amending Agreement, dated February 23, 2010, by and between Apollo Gold Corporation and RAB Special Situations (Master) Fund Limited, filed with the SEC on March 1, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

4.8
Third Amending Agreement, dated February 26, 2010, by and between Apollo Gold Corporation and RAB Special Situations (Master) Fund Limited, filed with the SEC on March 1, 2010 as Exhibit 10.2 to the Current Report on Form 8-K.

4.9
Form of Warrant, dated February 26, 2010, by and between Apollo Gold Corporation and RAB Special Situations (Master) Fund Limited, filed with the SEC on March 1, 2010 as Exhibit 10.3 to the Current Report on Form 8-K.

4.10
Form of Registration Rights Agreement, dated February 23, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on February 26, 2007 as Exhibit 4.5 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
4.11
Form of Subscription Agreement, dated October 31, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.2 to the Current Report on Form 8-K.

4.12
Form of Registration Rights Agreement, dated October 31, 2007, by and among Apollo Gold Corporation and certain investors, filed with the SEC on November 1, 2007 as Exhibit 4.3 to the Current Report on Form 8-K.

4.13	Warrant Indenture, dated as of July 9, 2008, between CIBC Mellon Trust Company and Apollo Gold Corporation, filed with the SEC on July 10, 2008 as Exhibit 4.1 to the Current Report on Form 8-K.

4.14
Certificate of Agent’s Compensation Option to Purchase Units of Apollo Gold Corporation issued to Haywood Securities Inc., filed with the SEC on July 25, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

4.15
Certificate of Agent’s Compensation Option to Purchase Units of Apollo Gold Corporation issued to Blackmont Capital Inc., filed with the SEC on July 25, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

4.16	Form of Agents’ Warrant to Purchase Common Shares of Apollo Gold Corporation, filed with the SEC on July 25, 2008 as Exhibit 10.3 to the Current Report on Form 8-K.

4.17
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

4.19
Form of Warrant Certificate issued by Apollo Gold Corporation to RMB Australia Holdings Limited and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

4.20
Form of Warrant Certificate issued by Apollo Gold Corporation to RMB Australia Holdings Limited and Macquarie Bank Limited, filed with the SEC on February 24, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.

4.21
Form of Subscription Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on December 31, 2008 as Exhibit 4.1 to the Current Report on Form 8-K.

4.22
Form of Registration Rights Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on December 31, 2008 as Exhibit 4.2 to the Current Report on Form 8-K.

4.23	Form of Warrant Certificate issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on December 31, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

4.24	Form of Warrant Certificate issued by Apollo Gold Corporation to Haywood Securities Inc., filed with the SEC on February 24, 2009 as Exhibit 10.3 to the Current Report on Form 8-K.

4.25
Form of Compensation Option Certificate to Common Shares of Apollo Gold Corporation issued to Haywood Securities Inc., filed with the SEC on July 20, 2009 as Exhibit 4.1 to the Current Report on Form 8-K.

4.26
Form of Compensation Option Certificate to Common Shares of Apollo Gold Corporation issued to Blackmont Capital Inc., filed with the SEC on July 20, 2009 as Exhibit 4.2 to the Current Report on Form 8-K.

4.27	Form of Subscription Agreement for Common Shares by and among Apollo Gold Corporation and certain U.S. investors, filed with the SEC on July 20, 2009 as Exhibit 4.3 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
4.28
Form of Subscription Agreement for Common Shares by and among Apollo Gold Corporation and certain non-U.S. investors, filed with the SEC on July 20, 2009 as Exhibit 4.4 to the Current Report on Form 8-K.

4.29	Form of Subscription Agreement for Flow-Through Shares by and among Apollo Gold Corporation and certain investors, filed with the SEC on July 20, 2009 as Exhibit 4.5 to the Current Report on Form 8-K.

4.30	Form of Registration Rights Agreement by and among Apollo Gold Corporation and certain investors, filed with the SEC on July 20, 2009 as Exhibit 4.6 to the Current Report on Form 8-K.

10.1
Amended and Restated Employment Agreement, dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, filed with the SEC on June 23, 2003 as Exhibit 10.1 to the Registration Statement on Form 10 (File No. 001-31593).

10.2
Amended and Restated Employment Agreement, dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on June 23, 2003 as Exhibit 10.2 to the Registration Statement on Form 10 (File No. 001-31593).

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

10.7
Apollo Gold Corporation Stock Option Incentive Plan, as amended and restated May 7, 2009, filed with the SEC on April 9, 2009 as Schedule B to Apollo Gold Corporation’s Proxy Statement on Schedule 14A.

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

10.12
Asset Purchase Agreement, dated June 6, 2008, by and among Apollo Gold Corporation and St Andrew Goldfields Ltd. and Fogler, Rubinoff LLP, as escrow agent, filed with the SEC on June 11, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.13
First Amending Agreement to the Asset Purchase Agreement, dated June 30, 2008, by and among Apollo Gold Corporation and St Andrew Goldfields Ltd. and Fogler, Rubinoff LLP, as trustee, filed with the SEC on July 1, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.14
Acknowledgment, Consent and Undertaking, dated July 23, 2008, provided by Apollo Gold Corporation to St Andrew Goldfields Ltd. amending the Asset Pursuant Agreement among Apollo Gold Corporation, St Andrew Goldfields Ltd. and Fogler, Rubinoff LLP, filed with the SEC on July 24, 2008 as Exhibit 10.2 to the Current Report on Form 8-K.

10.15
Facility Agreement, dated December 10, 2008, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.1 to the Current Report on Form 8-K.

10.16
General Security Agreement dated December 10, 2008, by and between Apollo Gold Corporation and RMB Resources Inc., filed with the SEC on December 16, 2008 as Exhibit 10.3 to the Current Report on Form 8-K.

10.17
Priority Agreement, dated December 10, 2008, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on December 16, 2008 as Exhibit 10.4 to the Current Report on Form 8-K.

10.18
Facility Agreement dated February 20, 2009, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, RMB Resources Inc. and Macquarie Bank Limited, filed with the SEC on February 24, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.19	Engagement Letter by and between Apollo Gold Corporation and Haywood Securities Inc., filed with the SEC on February 24, 2009 as Exhibit 10.4 to the Current Report on Form 8-K.

10.20
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and R. David Russell, filed with the SEC on March 25, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.21
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Melvyn Williams, filed with the SEC on March 25, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.

10.22
Amendment No. 3 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on March 25, 2009 as Exhibit 10.3 to the Current Report on Form 8-K.

10.23
Purchase and Sale Agreement, dated March 12, 2009, by and between Apollo Gold Corporation and Newmont Canada Corporation, filed with the SEC on September 15, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.24
Royalty Agreement, dated March 25, 2009, by and between Apollo Gold Corporation and Newmont Canada Corporation, filed with the SEC on September 15, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.

10.25
Agreement, dated September 28, 2009, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, Macquarie Bank Limited and RMB Resources Inc., filed with the SEC on October 2, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

10.26
Agreement, dated December 30, 2009, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, Macquarie Bank Limited and RMB Resources Inc., filed with the SEC on January 6, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

Exhibit No.	Exhibit Name
10.27
Purchase Agreement, dated February 1, 2010, by and among Apollo Gold, Inc., Elkhorn Goldfields, LLC, Calais Resources, Inc. and Calais resources Colorado, Inc., filed with the SEC on February 3, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

10.28
Promissory Note, dated February 1, 2010, by Calais Resources, Inc. and Calais Resources Colorado, Inc. in favor of Apollo Gold Corporation, filed with the SEC on February 3, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

10.29
Employee Leasing Agreement, dated February 1, 2010, between Montana Tunnels Mining, Inc. and Apollo Gold Corporation, filed with the SEC on February 3, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

10.30
Agreement, dated February 25, 2010, by and among Apollo Gold Corporation, RMB Australia Holdings Limited, Macquarie Bank Limited and RMB Resources Inc., filed with the SEC on March 1, 2010 as Exhibit 10.4 to the Current Report on Form 8-K.

10.31	Letter of Intent dated, March 9, 2010, between Apollo Gold Corporation and Linear Gold Corp., filed with the SEC on March 9, 2010 as Exhibit 10.1 to the Current Report on Form 8-K.

10.32	Subscription Agreement, dated March 9, 2010, between Apollo Gold Corporation and Linear Gold Corp., filed with the SEC on March 9, 2010 as Exhibit 10.2 to the Current Report on Form 8-K.

10.33
Consent Letter, dated March 9, 2010, among Apollo Gold Corporation, Linear Gold Corp., RMB Resources Inc., RMB Australia Holdings Limited and Macquarie Bank Limited, filed with the SEC on March 9, 2010 as Exhibit 10.3 to the Current Report on Form 8-K.

10.34
Purchase Agreement, dated March 12, 2010, among Apollo Gold Corporation, Apollo Gold Corporation, Calais Resources, Inc. and Calais Resources Colorado, Inc. and Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober. *

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

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed March 16, 2010 on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION

By:	/s/ R. David Russell
R. David Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Russell	President and Chief Executive Officer, and	March 16, 2010
R. David Russell	Director (Principal Executive Officer)

/s/ Charles E. Stott	Chairman of the Board of Directors	March 16, 2010
Charles E. Stott

/s/ G. Michael Hobart	Director	March 16, 2010
G. Michael Hobart

/s/ Robert W. Babensee	Director	March 16, 2010
Robert W. Babensee

/s/ W. S. Vaughan	Director	March 16, 2010
W. S. Vaughan

/s/ Marvin K. Kaiser	Director	March 16, 2010
Marvin K. Kaiser

/s/ David W. Peat	Director	March 16, 2010
David W. Peat

/s/ Melvyn Williams	Chief Financial Officer and Senior Vice	March 16, 2010
Melvyn Williams	President – Finance and Corporate Development
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Apollo Gold Corporation

We have audited the consolidated balance sheets of Apollo Gold Corporation and subsidiaries (the “Company”) as at December 31, 2009 and 2008 and the consolidated statements of operations and comprehensive (loss) income, shareholders’ (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Apollo Gold Corporation and subsidiaries as at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in accordance with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 16, 2010

COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON
CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCES

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s financial statements, such as the changes described in Note 3 to the consolidated financial statements.  In addition the standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements.  Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States) our report to the Board of Directors and Shareholders, dated March 16, 2010, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles or permit a reference to such conditions and events in the auditors’ report when these matters are properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 16, 2010

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Apollo Gold Corporation

We have audited the internal control over financial reporting of Apollo Gold Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as at and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and included a separate report titled Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences referring to changes in accounting principles and conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 16, 2010

APOLLO GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

	(In thousands of
	U.S. Dollars)
ASSETS
CURRENT
Restricted cash (Note 4)	$6,731	$13,827
Accounts receivable and other	1,690	1,249
Prepaids	394	435
Derivative instruments (Note 5)	1,961	552
Inventories (Note 6)	8,189	–
Total current assets	18,965	16,063
Derivative instruments (Note 5)	4,844	–
Long-term investments (Note 7)	1,036	1,081
Property, plant and equipment (Note 8)	116,171	59,043
Investment in Montana Tunnels joint venture (Note 9)	3,440	6,890
Restricted certificates of deposit (Note 4)	14,805	3,821
Other long-term assets	–	103
TOTAL ASSETS	$159,261	$87,001
LIABILITIES
CURRENT
Bank indebtedness	$328	$742
Accounts payable	6,789	12,607
Accrued liabilities	2,129	640
Derivative instruments (Note 5)	12,571	–
Current portion of long-term debt (Note 10)	34,860	22,909
Total current liabilities	56,677	36,898
Accrued long-term liabilities	483	316
Derivative instruments (Note 5)	31,654	–
Long-term debt (Note 10)	48,909	5,539
Equity-linked financial instruments (Note 3(s))	27,318	–
Accrued site closure costs (Note 11)	5,345	1,398
Future income tax liability (Note 15)	1,304	496
TOTAL LIABILITIES	171,690	44,647

Commitments and contingencies (Note 18)

SHAREHOLDERS’ (DEFICIENCY) EQUITY
Common stock - Nil par value, unlimited shares authorized; 264,200,927 and 222,860,257 shares issued and outstanding, respectively (Note 12)	202,769	189,451
Note warrants (Note 10(b))	–	2,234
Additional paid-in capital	45,555	48,241
Accumulated deficit	(260,753)	(197,572)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(12,429)	42,354
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$159,261	$87,001

APPROVED ON BEHALF OF THE BOARD

/s/ Charles E. Stott
Charles E. Stott, Director

/s/ David W. Peat
David W. Peat, Director

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2009	2008	2007
	(U.S. dollars and shares in thousands, except per share amounts)
Revenue from sale of gold	$47,008	$–	$–
Operating expenses
Direct operating costs	26,126	–	–
Depreciation and amortization	6,978	100	104
General and administrative expenses	4,875	3,696	4,647
Accretion expense – accrued site closure costs	369	–	–
Exploration, business development and other	1,960	5,517	6,903
	40,308	9,313	11,654
Operating income (loss)	6,700	(9,313)	(11,654)
Other income (expenses)
Interest income	195	238	482
Interest expense (Note 14)	(8,045)	(4,868)	(9,439)
Debt transaction costs (Note 10(a)(iii))	(1,249)	(190)	(693)
Loss on modification of debentures (Note 10(b))	(1,969)	–	–
Fair value change on equity-linked financial instruments (Note 3(s))	(10,720)	–	–
Realized (loss) gain on investments – derivative instruments	(6,355)	5,507	395
Unrealized (loss) gain on investments – derivative instruments	(37,420)	(1,549)	2,101
Foreign exchange gain (loss) and other	376	(1,329)	(157)
	(65,187)	(2,191)	(7,311)
Loss before income taxes and equity (loss) earnings in Montana Tunnels joint venture	(58,487)	(11,504)	(18,965)

Income taxes (Note 15)	73	2,380	–
Equity (loss) earnings in Montana Tunnels joint venture (Note 9)	(3,236)	10,326	5,068
Net (loss) income and comprehensive (loss) income	$(61,650)	$1,202	$(13,897)

Basic and diluted net (loss) income per share:	$(0.25)	$0.01	$(0.10)
Basic weighted-average number of shares outstanding	245,404	185,059	145,645
Diluted weighted-average number of shares outstanding (Note 16)	245,404	212,139	145,645

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY

	Number of Shares	Common Stock	Note Warrants	Additional Paid-In Capital	Accumulated Deficit	Total
	(U.S. dollars and shares in thousands)

Balance, December 31, 2006	142,281	$158,790	$1,062	$31,964	$(184,877)	$6,939

Shares issued for services	120	52	–	–	–	52
Shares issued for Huizopa settlement (Note 12(c)(i))	1,000	540	–	–	–	540
Shares issued for Black Fox mineral rights (Note 12(c)(ii))	1,058	527	–	–	–	527
Flow-through shares issued for cash and related compensation warrants (Note 12(c)(iii))	7,455	3,224	–	58	–	3,282
Note warrants (Note 10(b))	–	–	2,292	–	–	2,292
Debenture compensation warrants (Note 10(b))	–	–	–	467	–	467
Note warrants exercised	3,934	2,506	(1,062)	129	–	1,573
Conversion of debentures (Note 10(b))	400	151	–	4,074	–	4,225
Redemption of debentures	–	–	–	1,809	–	1,809
Stock-based compensation	–	–	–	962	–	962
Net loss and comprehensive loss	–	–	–	–	(13,897)	(13,897)
Balance, December 31, 2007	156,248	165,790	2,292	39,463	(198,774)	8,771

Shares issued for services (Note 12(b)(i))	650	351	–	–	–	351
Units issued for cash and related compensation warrants (Note 12(b)(ii))	40,806	14,885	–	3,247	–	18,132
Flow-through shares issued for cash and related compensation warrants (Note 12(b)(iii))	20,000	6,143	–	104	–	6,247
Warrants issued for services (Note 12(b)(iv))	–	–	–	2,907	–	2,907
Warrants exercised	3,272	1,463	(58)	(1)	–	1,404
Conversion of debentures (Note 10(b))	1,884	819	–	1,686	–	2,505
Stock-based compensation	–	–	–	835	–	835
Net income and comprehensive income	–	–	–	–	1,202	1,202
Balance, December 31, 2008	222,860	189,451	2,234	48,241	(197,572)	42,354

Cumulative effect of change in accounting principle (Note 3(s))	–	–	–	(6,939)	(1,531)	(8,470)
Shares issued for services (Note 12(a)(ii and iii))	5,173	1,553	–	–	–	1,553
Shares issued in settlement of interest (Note 10(b) and Note 12(a)(iii))	2,445	772	–	–	–	772
Warrants issued for services (Note 10(a) and Note 12(a)(ii and iii))	–	–	–	961	–	961
Warrants exercised (Note 12(a)(i))	7,612	1,416	–	–	–	1,416
Shares issued for cash and related compensation warrants (Note 12(a)(iv))	26,111	9,577	–	294	–	9,871
Expiration of note warrants	–	–	(2,234)	2,234	–	–
Stock-based compensation	–	–	–	764	–	764
Net loss and comprehensive loss	–	–	–	–	(61,650)	(61,650)
Balance, December 31, 2009	264,201	$202,769	$–	$45,555	$(260,753)	$(12,429)

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands of U.S. dollars)
Operating Activities
Net (loss) income for the year	$(61,650)	$1,202	$(13,897)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,978	100	104
Amortization of deferred financing costs	87	160	105
Financing costs	–	–	174
Stock-based compensation	764	835	962
Shares issued for services and settlement of claims (Note 12(a)(ii & iii) and (c)(i))	4,020	–	592
Accretion expense – accrued site closure costs	369	–	–
Accretion expense – amortization of debt discount	2,719	–	–
Accretion expense – convertible debentures	1,433	4,382	9,075
Interest paid on convertible debentures	(567)	(1,016)	(1,016)
Net change in value of derivative instruments	37,972	1,549	(2,101)
Net change in value of equity-linked financial instruments	10,720	–	–
Foreign exchange loss and other	(1,138)	1,283	572
Deferred income taxes	(73)	(2,380)	–
Net change in non-cash operating working capital items (Note 20)	(1,611)	(1,634)	1,750
Equity investment in Montana Tunnels joint venture	3,236	(10,326)	(5,068)
Earnings distribution from Montana Tunnels joint venture	132	8,555	3,040
Net cash provided by (used in) operating activities	3,391	2,710	(5,708)

Investing Activities
Property, plant and equipment expenditures	(55,591)	(29,826)	(2,568)
Purchase of long-term investments	–	–	(1,500)
Restricted cash, restricted certificates of deposit, and other long-term assets	(2,395)	(12,054)	(3,459)
Net cash used in investing activities	(57,986)	(41,880)	(7,527)

Financing Activities
Proceeds on issuance of shares and warrants	10,739	26,263	3,954
Proceeds from exercise of warrants and options	1,416	1,404	1,573
Proceeds on issuance of convertible debentures and note warrants	–	–	8,062
Proceeds from issuance of long-term debt	66,534	21,105	8,000
Repayment of convertible debentures	–	–	(8,731)
Repayments of long-term debt	(23,643)	(9,694)	(1,864)
Net cash provided by financing activities	55,046	39,078	10,994

Effect of exchange rate changes on cash and cash equivalents	(451)	(1,242)	(143)

Net decrease in cash and cash equivalents	–	(1,334)	(2,384)
Cash and cash equivalents, beginning of year	–	1,334	3,718
Cash and cash equivalents, end of year (Note 20)	$–	$–	$1,334
Supplemental cash flow information
Interest paid	$5,555	$1,504	$1,035
Income taxes paid	$35	$95	$–

See Note 20 for additional supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements
Years ended December 31, 2009, 2008 and 2007
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

1.	CONTINUING OPERATIONS

These consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Black Fox mine and the Montana Tunnels joint venture (Note 9).  The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and/or equity securities, and/or continue to generate cash flow from the Black Fox mine.

As of December 31, 2009, the Company has a working capital deficiency of $37.7 million, an accumulated deficit of $260.8 million and a shareholders’ deficiency of $12.4 million.  As at December 31, 2009, the Company held no cash and cash equivalents and had current debt repayment obligations of $39.5 million consisting of (1) the current portion of the project financing facility of $29.1 million, $15.3 million of which was originally due in 2009 (See Note 10(a)), (2) the outstanding principal and interest due on the Series 2007-A convertible debentures of $5.1 million (Note 10(b)), and (3) $5.3 million for capital leases and other current debt.  As a result, there is substantial doubt that the Company will continue as a going concern.

On March 9, 2010, the Company signed a binding letter of intent (“LOI”) with Linear Gold Corporation (“Linear”) pursuant to which (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Canada Business Corporations Act (“CBCA”) and (ii) Linear would purchase approximately 62,500,000 common shares of Apollo at a price of Cdn$0.40 per common share for aggregate proceeds of Cdn$25.0 million  (the “Private Placement”).  The Private Placement is expected to be completed on or before March 19, 2010.

In addition, on March 9, 2010, the Company and the two banks (the “Banks”) associated with the $70.0 million project financing facility (the “Project Facility”) (See Note 10(a)) agreed to amend the Project Facility with a revised repayment schedule for 2010, as more fully described in Note 24 Subsequent Events, amounting to $35.0 million, which would result in a balance owing to the Banks at December 31, 2010 of $35.0 million.  The Company is still in discussion with the Banks regarding the rescheduling of the quarterly repayments, covering the period March 2011 to March 2013, for the balance of the debt.

If the Company is unable to generate sufficient cash flow from Black Fox, unable to reschedule the quarterly installment payments under the Project Facility, complete the Arrangement and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications.

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

During 2009, the Company was the operator of the Montana Tunnels mine, which was a 50% joint venture with Elkhorn Tunnels, LLC (“Elkhorn”).  The Montana Tunnels mine is an open pit mine and mill located in the State of Montana that produces gold doreand lead-gold and zinc-gold concentrates.  The Montana Tunnels mine ceased mining operations in December 2008 and was placed on care and maintenance in April 2009.  On February 1, 2010, the Company sold its 100% interest in Montana Tunnels Mining, Inc. (“MTMI”), which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn, for consideration of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million (Note 9).

Apollo also owns Mexican subsidiaries which own concessions at the Huizopa exploration project (the “Huizopa Project”), located in the Sierra Madres in Chihuahua, Mexico.  The Huizopa Project is subject to an 80% Apollo/20% Minas de Coronado joint venture agreement.  Currently the Company funds 100% of exploration activity for the Huizopa Project.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

3.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Apollo are prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and except as described in Note 23, conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”).  The principal accounting policies followed by the Company, which have been consistently applied, are summarized as follows:

(a)	Principles of consolidation

The financial statements of entities which are controlled by the Company through voting equity interests, referred to as subsidiaries, are consolidated.  All intercompany balances and transactions are eliminated upon consolidation.  Variable Interest Entities (“VIEs”), which include, but are not limited to, special purpose entities, trusts, partnerships, and other legal structures, are entities in which control is achieved through means other than voting rights.  VIEs are subject to consolidation by the primary beneficiary who will absorb the majority of the entities’ expected losses and/or expected residual returns.  The Company did not hold any VIEs as of December 31, 2009 and 2008.

The Company’s 50% interest in the joint venture at the Montana Tunnels mine, which is subject to joint control, is accounted for using the equity method, whereby the Company’s share of the investees’ earnings and losses is included in operations and its investments therein are adjusted by a similar amount.

(b)	Measurement uncertainties

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used herein include those relating to gold and other metal prices, recoverable proven and probable reserves, available operating capital, depreciation and depletion, realized value of inventory, valuation of warrants, derivative instruments, stock-based compensation, required reclamation costs, and contingencies and commitments.  These estimates each affect management’s evaluation of asset impairment and the recorded balances of property, plant and equipment, reclamation and site closure costs and the future tax asset valuation allowance.  It is reasonably possible that actual results could differ in the near term from those and other estimates used in preparing these financial statements and such differences could be material.

(c)	Foreign currency transactions and translation

The Company’s functional currency is the US dollar.  Transactions denominated in Canadian dollars have been translated into U.S. dollars at the approximate rate of exchange prevailing at the time of the transaction.  The carrying value of monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the year-end exchange rate.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities were assumed.  Exchange gains and losses are included in operating results.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(d)	Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits.  The original maturity dates of term deposits are not in excess of 90 days.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  As of December 31, 2009 and 2008, the Company had no cash or cash equivalents.

(e)	Financial Instruments

The Company classifies all financial instruments as either held-to-maturity, available-for-sale, held-for-trading, loans and receivables, or other financial liabilities.  Financial assets held to maturity, loans and receivables and financial liabilities other than those held for trading, are measured at amortized cost.  Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income.  Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations.  Debt transaction costs are allocated to the related debt and amortized over the life of the loan using the effective interest method.  Equity transaction costs are recorded in equity.

The Company has designated its cash and cash equivalents and derivative instruments as held for trading, which are both measured at fair value.  Accounts receivable and other are classified as loans and receivables, which are measured at amortized cost.  Long-term investments which is comprised of auction rate securities held by the Company (Note 7), restricted cash, and restricted certificates of deposit are classified as available for sale, and are measured at fair value.  Accounts payable and accrued liabilities, convertible debentures, and notes payable and other current debt are classified as other liabilities, which are measured at amortized cost.

(f)	Long-term investments

The Company accounts for its investments in auction rate securities as available-for-sale securities (see Note 7).

(g)	Inventories

Doré inventory is stated at the lower of weighted-average production cost and net realizable value.  Production costs for doré inventory includes direct production costs and attributable overhead and depreciation incurred to bring the material to its current point in the processing cycle.  Stockpiled ore inventory represents ore that has been mined and is available for further processing.  Work-in-process inventories, including stockpiled ore and in-circuit gold inventory, are valued at the lower of weighted-average production cost and net realizable value.  Materials and supplies are valued at the lower of average direct cost of acquisition and net realizable value.

 General and administrative costs for corporate offices are not included in any inventories.  Net realizable value represents that value that can be realized upon sale of the inventory in question, less a reasonable allowance for further processing and sales costs, where applicable.

(h)	Property, plant and equipment

Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces or value of metals over proven and probable reserves.

Buildings and equipment are recorded at acquisition cost and amortized on a units-of-production basis over the remaining proven and probable reserves of the mine.  Equipment that is mobile is amortized on a straight-line basis over the estimated useful life of the equipment of five to ten years, not to exceed the related estimated mine lives.  Repair and maintenance costs are expensed as incurred.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Financing and acquisition costs including interest and fees are capitalized to the extent that expenditures are incurred for the acquisition of assets and mineralized properties and related development activities.  Capitalization ceases when saleable minerals are produced from the ore body of an asset or property.

In the normal course of business, the Company has entered into certain leasing arrangements whose conditions meet the criteria for the leases to be classified as capital leases.  For capital leases, the Company records an asset and an obligation at an amount equal to the present value at the beginning of the lease term of minimum lease payments over the lease term.  In the case of capital leasing arrangements, there is transfer of ownership of the leased assets to the Company at the end of the lease term and therefore the assets are amortized on a basis consistent with other owned assets.  The Company has also entered into certain leasing arrangements whose conditions meet the criteria for the leases to be classified as operating leases.  For operating leases, lease expense is recognized on a straight-line basis over the life of the lease.

(i)	Mineral rights

Mineral rights include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties.  Significant payments related to the acquisition of land and mineral rights are capitalized.  If a mineable ore body is discovered, such costs are amortized when saleable minerals are produced from the ore body using the units-of-production method based on proven and probable reserves.  If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

(j)	Stripping costs

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs”.  Pre-stripping costs are capitalized during the development phase of an open pit mine.  The production phase of an open pit mine commences when saleable materials are produced.  Stripping costs incurred during the production phase of a mine are included in the cost of inventory produced during the period in which the stripping costs were incurred.  Capitalized pre-stripping costs are amortized using the units-of-production method, whereby the denominator is the estimated recoverable ounces of gold in the associated open pit.

(k)	Exploration expenditures

Exploration expenditures are expensed as incurred during the reporting period.

(l)	Property evaluations

The Company evaluates the carrying amounts of its mining properties and related buildings, plant and equipment at least annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable.  Annually, or if the Company has reason to believe that an impairment may exist, estimated future undiscounted cash flows are prepared using estimated recoverable ounces of gold (considering current proven and probable reserves and mineral resources expected to be converted into mineral reserves) along with estimated future metals prices and estimated operating and capital costs.  The inclusion of mineral resources is based on various factors, including but not limited to the existence and nature of known mineralization, location of the property, results of recent drilling and analysis to demonstrate the mineral resources are commercially recoverable.  If the future undiscounted cash flows are less than the carrying value of the assets, the assets will be written down to fair value, determined using discounted cash flows, and the write-off charged to earnings in the current period.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(m)	Derivative instruments

Historically, Apollo’s policy has been to provide shareholders with leverage to changes in the gold price by selling gold production at market prices.  However, in conjunction with obtaining financing for the Black Fox mine, the Company has entered into derivative contracts to protect the selling price for certain anticipated gold production (see Note 5).

The Company has not applied hedge accounting to these transactions.  As a result, the Company accounts for these contracts as investments and records the changes in unrealized gains and losses in the statement of income each period.  These changes can be very significant, and will vary greatly along with fluctuations in the gold market.  These fluctuations are out of the Company’s control.  Variations in the fair value of these derivatives affect whether they are recorded as current or long-term assets, or current or long-term liabilities at each balance sheet date.

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

The present value of the reclamation liabilities may be subject to change based on management’s current estimates, changes in remediation technology or changes to the applicable laws and regulations by regulatory authorities, which affect the ultimate cost of remediation and reclamation.

(o)	Revenue recognition

Revenue from the sale of gold is recognized when the following conditions are met:  persuasive evidence of an arrangement exists; delivery has occurred in accordance with the terms of the arrangement; the price is fixed or determinable and collectability is reasonably assured.  Revenue for gold bullion is recognized at the time of delivery and transfer of title to counter-parties.

(p)	Stock incentive plans

The Company accounts for stock options using the fair value based method of accounting for all stock-based awards.  The Company uses the Black-Scholes option pricing model to estimate fair value and records stock-based compensation in operations over the vesting periods of the awards.  If and when the stock options are ultimately exercised, the applicable amounts of additional contributed surplus are transferred to share capital.  Upon exercise of stock options, new shares are issued.  The Company does not expect to repurchase shares in 2010 for purposes of settling stock option exercises.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.  The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Under Canadian income tax legislation, a company is permitted to issue flow-through shares whereby the Company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors.  The proceeds from issuance of these shares are allocated between the offering of shares and the sale of tax benefits.  The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares.  A liability is recognized for this difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.  Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents (see Note 4(c))

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

(s)	Equity-linked financial instruments

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Under the guidance, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of December 31, 2009 and January 1, 2009, the Company had 103.0 million and 64.7 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 which were exercisable at $0.176 as of January 1, 2009).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under the guidance.  The warrants thereby are accounted for separately as derivative instruments, rather than as equity instruments.  Accordingly, the Company assessed the fair value of these warrants as of January 1, 2009 and recorded a reduction in additional paid-in capital of $6.9 million, an increase in opening retained deficit of $1.5 million and an $8.4 million increase in liabilities.  During the year ended December 31, 2009, the Company issued additional Canadian dollar-denominated warrants; these warrants were valued at $8.13 million upon issuance and were recognized as liabilities.  As of December 31, 2009, the Company has assessed the fair value of the outstanding warrants subject to this accounting guidance and recorded a loss of $10.7 million on the fair value change of the warrants.

These warrants were fair valued at January 1 and December 31, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 81% and 78%, weighted average expected lives of the warrants of 3.2 and 2.6 years, and weighted average annual risk-free rates of 1.4% and 1.8%, respectively.

(t)	Adoption of recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative.  The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009.  The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Level1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s derivative instruments (see Note 5), equity-linked financial instruments (see Note 3(s)), and auction rate securities (see Note 7) represent those financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by the guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s derivative instruments are valued using market prices.  These derivatives trade in liquid markets, and as such, market prices can generally be verified and do not involve significant management judgment.  Such instruments are classified within Level 2 of the fair value hierarchy.

The Company’s auction rate securities are reviewed for fair value on at least a quarterly basis.  The auction rate securities are traded in markets that are not active, trade infrequently and have little price transparency.  The Company has estimated the fair values based on weighted average risk calculations using probabilistic cash flow assumptions.  The auction rate securities are classified within Level 3 of the fair value hierarchy.

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
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)\

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

In June 2008, the ASC guidance for derivatives and hedging when accounting for contracts in an entity’s own equity was updated to clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock which would qualify as a scope exception from hedge accounting.  The provisions of the updated guidance were adopted January 1, 2009.  Refer to Note 3(s).

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

In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009.  The provisions of the updated guidance were adopted October 1, 2009.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(u)	Recently issued accounting pronouncements

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”).  This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.  The provisions of the updated guidance are effective for the Company’s fiscal year beginning January 1, 2010.  The Company does not expect the adoption of this guidance to have an impact on consolidated financial position, results of operations or cash flows.

4.	RESTRICTED CASH AND RESTRICTED CERTIFICATES OF DEPOSIT

As at December 31 restricted cash and restricted certificates of deposit are as follows:

	2009	2008
Restricted cash, current
Debt covenants (a)	$–	$10,000
Project Facility (b)	2,108	–
Unexpended flow-through funds (c)	4,623	3,827
	$6,731	$13,827
Restricted certificates of deposit, non-current
Site closure obligations – Black Fox (d)	$14,805	$3,821

(a)	Debt covenants

The Restricted cash – Debt covenants represents $9.0 million cash on deposit designated as partial security for the Bridge Facility (Note 10(d)) and $1.0 million cash on deposit designated as partial security for the Credit Facility (Note 10(c)).  As of December 31, 2008, the $9.0 million deposit could only be used for the development of Black Fox once the Company had satisfied certain conditions set out in the Bridge Facility agreement.  In February 2009, the Company satisfied the conditions and withdrew the balance of the Bridge Facility of $9.0 million.

(b)	Project Facility

The Restricted cash – Project Facility represents $2.1 million cash on deposit held in a restricted account.  The balance may be used to settle operational expenses at both Black Fox and the corporate office, but requires approval from the Banks prior to use.  The balance has been classified as a current asset as it was utilized in the first quarter of 2010 to settle such operational expenses.  The Project Facility is described in detail at Note 10(a).

(c)	Proceeds from flow-through share offering

Notwithstanding whether there is a specific requirement to segregate the funds, the funds received through the offering of flow-through shares (Note 12(a)(iv)) which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents.

(d)	Site closure obligation – Black Fox

The bonding requirements for the closure obligations for the Black Fox mine and mill sites have been agreed with the Ontario Ministry of Northern Development and Mines (“MNDM”).  The restricted certificates of deposits represent $14.8 million (Cdn$15.6 million) and $3.8 million (Cdn$4.6 million) pledged to the MNDM as of December 31, 2009 and 2008, respectively.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

5.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	December 31, 2009			December 31, 2008
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Canadian dollar purchase contracts	$–	$6,805	$6,805	$–	$–	$–
Gold, silver and lead contracts	–	–	–	–	552	552
Less: Current portion	–	(1,961)	(1,961)	–	(552)	(552)
Long-term portion	$–	$4,844	$4,844	$–	$–	$–

Liabilities
Gold forward sales contracts	$–	$(44,225)	$(44,225)	$–	$–	$–
Less: Current portion	–	12,571	12,571	–	–	–
Long-term portion	$–	$(31,654)	$(31,654)	$–	$–	$–

On February 20, 2009, the Company entered into a $70.0 million Project Facility with two banks relating to Black Fox (Note 10(a)).  As required by the terms of the Project Facility, the Company entered into a derivative program covering a portion of the Company’s forecasted gold sales and forecasted Canadian dollar operating costs, with the Banks acting as counterparties.

The original derivative program included gold forward sales of 250,430 ounces, representing approximately 60% of the Company’s forecasted sales beginning in May 2009 and continuing over the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  During the year ended December 31, 2009, the Company realized a $7.0 million loss on the settlement of gold futures contracts covering 50,099 ounces of gold.

The original foreign exchange derivative program was for the Canadian dollar equivalent of $58 million representing approximately 30% of the Company’s forecasted Canadian dollar operating costs beginning in May 2009 and continuing over the four year term of the Project Facility.  The weighted average price of the sales program is Cdn$1.21 per $1.  During the year ended December 31, 2009, the Company realized gains of $0.8 million for the settlement of the Canadian dollar equivalent of $8.1 million foreign exchange contracts.

Settlements of the remaining gold forward sales contracts and Canadian dollar foreign exchange contracts as of December 31, 2009 are as follows (table not in thousands):

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

	Gold Forward Sales Contracts		Canadian Dollar Foreign Exchange Contracts
Year of Settlement	Gold Ounces	Average Contract Price Per Ounce	Pay US Dollars (Millions)	Exchange Rate (Cdn$/USD)	Purchase Canadian Dollars (Millions)
2010	57,646	$876	$13.4	$1.21	$16.3
2011	54,704	$876	$16.1	$1.21	$19.5
2012	73,458	$876	$16.3	$1.21	$19.7
2013	14,523	$876	$4.1	$1.21	$4.9
	200,331		$49.9		$60.4

The Company did not apply hedge accounting to these transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the consolidated statement of operations each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20
Gold forward contracts	n/a	$–	Derivative instruments	$54	Derivative instruments	$44,225	n/a	$–
Silver forward contracts	n/a	–	Derivative instruments	139	n/a	–	n/a	–
Lead forward contracts	n/a	–	Derivative instruments	359	n/a	–	n/a	–
Canadian currency forward contracts	Derivative instruments	6,805	n/a	–	n/a	–	n/a	–
Total derivatives		$6,805		$552		$44,225		$–

Gold, silver and lead contracts outstanding as of December 31, 2008 were related to the Montana Tunnels operations.  These contracts matured and were settled during the first quarter of 2009.

6.	INVENTORIES

Inventories consist of:

	2009	2008
Doré inventory	$3,186	$–
In-circuit gold inventory	1,561	–
Stockpiled ore inventory	2,633	–
Materials and supplies	809	–
	$8,189	$–

7.	INVESTMENTS

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  During the years ended December 31, 2009 and 2008, there were no purchases, sales, or settlements of these ARS.  The ARS mature in 2033.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange loss and other in the consolidated statement of operations of $0.05, $0.39 and $0.03 million for the years ended December 31, 2009, 2008 and 2007, respectively, and as such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at both December 31, 2009 and 2008 was $1.0 and $1.1 million, respectively. The ARS are pledged as collateral for a $0.9 million margin loan.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The Company’s ARS investments are valued using a probability-weighted discounted cash flow valuation.  The Company’s valuation of the ARS investments considers possible cash flows and probabilities forecasted under certain potential scenarios.  Each scenario’s cash flow is multiplied by the probability of that scenario occurring.  The major inputs included in the valuation are: (i) maximum contractual ARS interest rate, (ii) probability of passing auction/early redemption at each auction, (iii) probability of failing auction at each auction, (iv) probability of default at each auction, (v) severity of default, and (vi) discount rate.  Changes in these assumptions to reasonably possible alternative assumptions would not significantly affect the Company’s results.

The following table summarizes the effect of changes in fair value on the Company’s carrying value of ARS:

Value of ARS upon acquisition	$1,500
Other than temporary impairment	(33)
Balance, December 31, 2007	1,467
Other than temporary impairment	(386)
Balance, December 31, 2008	1,081
Other than temporary impairment	(45)
Balance, December 31, 2009	$1,036

8.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment at December 31 are as follows:

	2009			2008
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Mine assets
Building, plant and equipment	$79,345	$5,137	$74,208	$30,737	$770	$29,967
Mining properties and development costs	35,606	1,961	33,645	21,043	–	21,043
	114,951	7,098	107,853	51,780	770	51,010
Mineral rights	8,715	397	8,318	8,033	–	8,033
Total property, plant and equipment	$123,666	$7,495	$116,171	$59,813	$770	$59,043
Leased assets included above in Building, plant and equipment	$16,139	$615	$15,524	$1,581	$70	$1,511

9.	MONTANA TUNNELS JOINT VENTURE

During 2009, the Company was party to a joint venture agreement with Elkhorn Tunnels, LLC (“Elkhorn”) in respect to the Montana Tunnels mine.  While both the Company and Elkhorn carried a 50% interest in the joint venture, the Company was designated as the operator of the mine under the agreement.  The Montana Tunnels mine is an open pit mine and mill producing gold doré and lead-gold and zinc-gold concentrates.  The joint venture ceased mining at Montana Tunnels on December 5, 2008 and completed milling of stockpiled ore at the end of April 2009; the mine was at that time placed on care and maintenance.  During the third quarter of 2009, the Company entered into an agreement to sell its 50% interest in the Montana Tunnels mine to Elkhorn.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

On February 1, 2010, the Company sold its 100% interest in MTMI, which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn, for consideration of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million (the “Elkhorn Notes”).  Based on a valuation performed on the property securing the Elkhorn Notes using Level 3 inputs (See Note 3(t)) an impairment of $0.3 million was recorded for the Montana Tunnels equity interest as of December 31, 2009.

Apollo accounted for its 50% interest in the Montana Tunnels joint venture using the equity method, whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.

Summarized financial information for the Montana Tunnels joint venture is as follows, including a reconciliation of the Company’s equity investment in the venture:

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$256	$24
Other non-cash current assets	1,808	12,432
Current assets	2,064	12,456
Property, plant and equipment	10,264	12,076
Restricted certificates of deposit	16,374	16,418
Total assets	28,702	40,950

Current liabilities	2,044	7,648
Accrued site closure costs	19,778	18,330
Other long-term liabilities	–	1,192
Total liabilities	21,822	27,170

Total equity	6,880	13,780
Less: Elkhorn equity interest in Montana Tunnels	(3,440)	(6,890)
Apollo equity investment in Montana Tunnels	$3,440	$6,890

Summarized results of the operations of the Montana Tunnels joint venture is as follows, including a reconciliation of the Company’s equity earnings in the venture:

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenue from sale of minerals	$20,422	$92,774	$76,948
Direct operating costs	23,576	67,664	62,246
Depreciation and amortization	1,282	2,540	2,098
Impairment	558	–	–
Accretion expense – accrued site closure costs	1,448	1,436	1,014
	26,864	71,640	65,358
Operating (loss) income	(6,442)	21,134	11,590
Interest income	78	286	438
Interest expense	(108)	(768)	(1,892)
Net (loss) income	$(6,472)	$20,652	$10,136

Less: Elkhorn equity share of net (loss) income	(3,236)	10,326	5,068
Apollo equity (loss) income in Montana Tunnels	$(3,236)	10,326	5,068

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2009	December 31, 2008
Black Fox Project Facility (a)	$62,514	$–
Convertible debentures (b)	4,926	8,045
Credit facility (c)	–	2,762
Bridge facility (d)	–	15,087
Capital leases (e)	15,320	1,447
Notes payable and other (f)	1,009	1,107
Total debt	83,769	28,448
Less: current portion of long-term debt	(34,860)	(22,909)
Total long-term debt	$48,909	$5,539

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

As of December 31, 2009, long-term debt is repayable as follows:

	Black Fox Project Facility (1)	Convertible Debentures (2)	Capital leases	Notes payable and other	Total
2010	$29,100	$5,062	$4,295	$1,009	$39,466
2011	10,200	–	4,355	–	14,555
2012	24,500	–	3,709	–	28,209
2013	6,200	–	3,557	–	9,757
2014	–	–	1,908	–	1,908
Total payments due under long-term debt	70,000	5,062	17,824	1,009	93,895
Less: imputed interest	–	(136)	(2,504)	–	(2,640)
Less: unamortized debt discount	(7,486)	–	–	–	(7,486)
Total debt	62,514	4,926	15,320	1,009	83,769
Less: current portion of long-term debt	(25,628)	(4,926)	(3,297)	(1,009)	(34,860)
Total long-term debt	$36,886	$–	$12,023	$–	$48,909

(1)	On March 9, 2010, the repayment schedule for the Black Fox Project Facility was revised (see Note 24(d)).
(2)	On February 26, 2010, the maturity date of the convertible debentures was extended to August 23, 2010 (see Note 24(b)).

(a)	Black Fox Project Facility

(i)           Financing agreement

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

The terms of the Project Facility include:  (i) a commitment by the Banks to lend to the Company up to $70.0 million available for drawdown between February 20, 2009 and June 30, 2009; (ii) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (iii) scheduled repayment of the principal amount in unequal quarterly amounts originally scheduled to commence September 30, 2009 (see paragraph below for discussion regarding rescheduling of quarterly payments) with the final repayment no later than March 31, 2013; and (iv) an arrangement fee of $3.5 million, which was paid by the Company to the Banks in cash on February 23, 2009.  The average monthly LIBOR rate charged to the Company during the year ended December 31, 2009 was 0.3%.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the common stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project ore reserves, satisfaction of a minimum tangible net worth test, and the operation of Black Fox in compliance with an agreed cash flow budgeting and operational model.  In addition, the Black Fox Project is subject to a completion test that must be satisfied by March 31, 2010.  As at December 31, 2009, the Company was in compliance with the various financial covenants of the Project Facility.  However, as a result of lower than planned gold production, during the third quarter of 2009 a “review event” as defined in the Project Facility was triggered.  The occurrence of a review event allows the Banks to review the Project Facility and determine if they wish to continue with the Project Facility.  On September 28, 2009, the Banks agreed to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 under the Project Facility (the “First Repayment”) and (ii) the requirement to fund the associated debt service reserve account (the “Funding Obligation”) also due on September 30, 2009, which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date.  On December 30, 2009, the Banks agreed to further defer the First Repayment and the Funding Obligation, and to defer the second scheduled repayment of $6,000,000 due on December 31, 2009, in each case, until the earlier to occur of (i) the completion of the Bank’s technical review process of the Black Fox mine or (ii) March 31, 2010.  These deferrals will enable the Banks and the Company to complete an ongoing technical review of the Black Fox project with the objective of rescheduling the quarterly repayment installments under the Project Facility.

In consideration for providing the financing, the Banks were issued an aggregate of 34,836,111 warrants (“Banks’ Compensation Warrants”) at an exercise price of $0.201 (Cdn$0.252) per share (subject to anti-dilution adjustments) that expire on February 20, 2013.  The Banks’ Compensation Warrants are in addition to the 42,614,254 common share purchase warrants issued to the Banks in connection with the Bridge Facility (see Note 10(d)).  The Banks’ Compensation Warrants were assigned a fair value of $7.4 million on issuance, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 81%, an expected life of the warrants of four years, and an annual risk-free rate of 1.9%.

The Company recorded a $10.9 million discount on the Project Facility, comprised of the $3.5 million arrangement fee and the $7.4 million fair value of the Banks’ Compensation Warrants, which discount will be accreted over the life of the loan using an effective interest rate of 7.1% and charged to interest expense.  The accreted interest from the date of loan origination through May 24, 2009 (the date on which Black Fox entered commercial production) was capitalized to Black Fox.  Additionally, the Company recorded $0.6 million of debt transactions costs that are treated similarly to the discount on the Project Facility.

On March 9, 2010, the Project Facility was amended to revise the repayment schedule and certain other terms (see Note 24(d)).

(ii)           Derivative program in connection with the Project Facility

As a part of the Project Facility, the Company and the Banks have entered into a derivative program covering a portion of both the Company’s gold sales and its Canadian dollar operating costs over the four year term of the Project Facility (Note 5).

(iii)          Additional debt transaction costs resulting from the Project Facility

Under the terms of a previously existing engagement letter between the Company and a certain financial advisory services firm (the “Firm”) pursuant to which the Firm agreed to provide financial advisory services to the Company, the Project Facility constituted an “alternative transaction” that required the Company to compensate the Firm by issuing to it 2,172,840 common shares and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.205 (Cdn$0.256).  In addition, the Company was required to compensate the Firm for related financial advisory services by issuing to it 1,000,000 common shares of the Company.  The Company recorded debt transaction costs of $1.2 million comprised of $0.8 million for the common shares issued to the Firm and $0.4 million for the warrants issued to the Firm.  The warrants were assigned a fair value of $0.4 million on issuance, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 80%, an expected life of the warrants of two years, and an annual risk-free rate of 1.2%

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(b)	Convertible debentures

On February 23, 2007, the Company completed a private placement of $8.6 million aggregate principal amount of Series 2007-A convertible debentures (“2007 Debentures”).  Each $1,000 of principal amount of 2007 Debentures included 2,000 common share purchase warrants (“2007 Debenture Warrants”).  The 2007 Debentures carried a maturity date of February 23, 2009 and bore interest at a rate of 12% per annum during the first year and 18% per annum during the second year, payable annually beginning on February 23, 2008.  During 2008 and 2007,  $0.7 million and $0.2 million principal amount of 2007 Debentures, respectively, were converted under normal terms.  There were no 2007 Debentures converted under normal terms in 2009.  See below for a discussion of the February 2009 repayment of a portion of the 2007 Debentures and the restructuring of the terms of the remaining 2007 Debentures.

The 2007 Debentures were convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at a price of $0.50 per common share.  The Company has the option to force conversion of the 2007 Debentures under certain circumstances.  The 2007 Debenture Warrants bore an exercise price of $0.50 per common share and had a term of two years from the date of grant.

On the date of issuance of the 2007 Debentures, the gross proceeds of $8.6 million were allocated to the relative fair values of the Debentures ($3.2 million), the beneficial conversion feature represented by the holder’s option to convert the principal balance into common shares immediately upon issuance ($2.7 million), and the 2007 Debenture Warrants ($2.7 million).  The $3.2 million fair value of the 2007 Debentures was classified as a liability, the $2.7 million allocated to the 2007 Debenture Warrants was classified as separate components within shareholders’ equity, and the $2.7 million allocated to the beneficial conversion feature was recognized as an expense immediately.

Over their two-year term, the 2007 Debentures were accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on the effective interest method.  The Company recorded accretion expense related to the 2007 Debentures of $1.4 million, $4.4 million, and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively; these amounts are included in interest expense.

In addition to the 2007 Debenture Warrants, the agents were granted 1,201,200 compensation warrants with substantially the same terms and conditions as the 2007 Debenture Warrants.

The Company incurred transaction costs of $1.3 million (including the fair value of the agents’ compensation warrants of $0.5 million).  These costs were allocated to 2007 Debenture issuance costs of $0.9 million and to equity issuance costs of $0.4 million, based on their relative fair values of the debt and equity components.  2007 Debenture issuance costs were recognized over the term of the debentures, while equity issuance costs were classified within equity.

The fair values of the beneficial conversion feature, the 2007 Debenture Warrants, and the compensation warrants were determined using the Black-Scholes option pricing model assuming no expected dividends, a volatility of the Company’s share price of 70%, an interest rate of 4.1%, and an expected life of two years.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The Large Holder owned $4.3 million principal amount of the 2007 Debentures as of December 31, 2008 and February 23, 2009 (on which $0.8 million of interest was accrued as of February 23, 2009) and 8,580,000 of warrants issued in connection with the 2007 Debentures (the “2007 Debenture Warrants).  The Company and the Large Holder also agreed that the Company shall have the option to repay on February 23, 2009 the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures in either common shares of the Company or cash.  On February 23, 2009, the Company repaid the $0.8 million of accrued interest on the large Holder’s 2007 Debentures by issuing 2,444,765 common shares of the Company.  In consideration for the foregoing, the Company agreed to (i) issue 2,000,000 common shares of the Company to the Large Holder on February 23, 2009 (the “Large Holder Shares”), (ii) extend the expiration date of the 8,580,000 2007 Debenture Warrants issued to the Large Holder to March 5, 2010 (the “Large Holder Warrants”) and (iii) reduce the exercise price of the Large Holder Warrants from $0.50 to $0.25.

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

On the date of extension of the Extended Debentures, the $4.3 million principal was allocated to the relative fair values of the Debentures ($3.7 million) and the beneficial conversion feature represented by the holder’s option to convert the principal balance into common shares ($0.6 million).  The $3.7 million fair value of the Extended Debentures is classified as a liability, while the $0.6 million allocated to the beneficial conversion feature was recognized as an expense immediately.

Over their one-year term, the Extended Debentures are accreted to their face value through a periodic charge to accretion expense with a corresponding credit to the liability component.  The accretion expense is based on an effective interest rate of 16.9%.  For the year ended December 31, 2009, the Company recorded accretion expense of $0.6 million related to the Extended Debentures, which is included in interest expense.

On February 26, 2010, the maturity date of the Extended Debentures was extended to August 23, 2010 (see Note 24(b)).

(c)	Credit Facility and related derivative contracts

On July 1, 2008, the Company entered into a $5.15 million extension of an existing credit facility (the “Credit Facility Extension”).  The Credit Facility Extension, which was fully drawn on July 1, 2008, matured on June 30, 2009 and bore interest at LIBOR plus 2.0%, and was repayable in three quarterly payments beginning December 31, 2008.  The Credit Facility was settled in full on June 30, 2009.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

As a requirement of the Credit Facility Extension, the Company entered into certain option contracts to buy and sell gold, silver, lead and zinc.  The option contracts were in the form of a no premium collar (buy a put, sell a call) at the following prices:

	Amount	Put	Call
Gold	5,973 ounces	$800 per ounce	$1,075 per ounce
Silver	50,238 ounces	$16.25 per ounce	$18.80 per ounce
Lead	2,262,000 lbs	$0.775 per lb	$0.835 per lb
Zinc	6,138,000 lbs	$0.80 per lb	$0.943 per lb

The Company did not apply hedge accounting to this transaction.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the statement of income each period.  The fair value of these derivatives is recorded as a current asset or current liability at each balance sheet date (see Note 5).

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

These contracts matured in three equal amounts at the end of January, February and March 2009.  The contracts matured for combined net proceeds of $0.4 million.

(d)	Bridge Facility

On December 10, 2008, the Company entered into a $15 million bridge financing facility (the “Bridge Facility”) relating to the development of the Black Fox mine.

The Bridge Facility matured on June 30, 2009.  The Bridge Facility was subject to an arrangement fee of 5% and bore interest at LIBOR plus 10% per annum, equal to approximately 12% per annum as of the date of the arrangement. In addition, the counter-parties received 42,614,254 warrants, each warrant entitling the holder to purchase one common share at a price of Cdn$0.221 per common share and exercisable for a four year period (see Note 12(b)(iv)).

On February 23, 2009, the Company utilized a portion of its proceeds from the Project Facility (Note 10(a)) to settle the full amount outstanding under the Bridge Facility.  The obligation was settled in full via a cash payment of $15.3 million.

(e)	Capital leases

Minimum lease payments under capital leases at December 31, 2009 are detailed in the table above. present value of net minimum payments for capital leases at December 31, 2009 was $15.3 million.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(f)	Notes payable and other debt

The notes payable are secured by certain machinery and equipment and bear interest at various effective interest rates between 6.2% and 16.4% (2008 – 5.7% and 16.4%).

11.	ACCRUED SITE CLOSURE COSTS

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

At December 31, 2009, the accrued site closure liabilities amounted to $5.3 million (2008 – $1.4 million).  The liabilities are covered by restricted certificates of deposits valued at $14.8 million.

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

The following table summarizes the effect to the Company’s accrued site closure costs:

Balance, December 31, 2007	$447
Accretion	23
Acquisition of Black Fox mill	1,210
Additions, changes in estimates and other	(282)
Balance, December 31, 2008	1,398
Additions, changes in estimates and other	3,578
Accretion	369
Balance, December 31, 2009	$5,345

As of December 31, 2009, the total, undiscounted amount of the estimated future obligations associated with the retirement of the Company’s properties is estimated to be $16.0 million.  The $5.3 million (2008 – $1.4 million) fair value of these obligations was determined using a credit adjusted risk-free discount rate of 13.0% and expected payment of obligations over twelve years.

12.	SHAREHOLDERS’ EQUITY

(a)	Shares issued in 2009

(i)           For the year ended December 31, 2009, there were 7,612,035 shares issued upon exercise of warrants for proceeds of $1.4 million.  The warrants exercised had an average exercise price of $0.186 per common share.

(ii)           On February 20, 2009, the Company issued to a Firm (see Note 10(a)(iii)) 3,172,840 common shares of the Company and 2,567,901 common share purchase warrants exercisable for a two year period at an exercise price of $0.204 (Cdn$0.256) for services rendered.  The common share purchase warrants were assigned a fair value on issuance of $0.4 million, using an option pricing model with the following assumptions: no dividends are paid, volatility of the Company’s share price of 80%, and expected life of the warrants of 2 years, and an annual risk-free rate of 1.22%.  As the common share purchase warrants carry a strike price in Canadian dollars, they are not considered to be indexed to the Company’s stock, and are therefore accounted for as derivative instruments (Note 3(s)).  The fair value of the compensation warrants is assessed at each period end.  As of December 31, 2009, the fair value of the outstanding warrants was a liability of $0.4 million.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(iii)              On February 23, 2009, the Company issued 2,444,765 common shares of the Company for payment of the $0.8 million of accrued interest on the Large Holder’s 2007 Debentures (see Note 10(b)).  In addition, the Company issued 2,000,000 common shares of the Company in consideration for extending the 2007 Debentures and extended the expiration date of 8,580,000 warrants from February 23, 2009 to March 5, 2010 and reduced the exercise price of these warrants from $0.50 to $0.25.

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

In connection with the private placement the Company issued 1,566,662 compensation warrants to purchase common shares of the Company at an exercise price of Cdn$0.45 per share that expire on July 15, 2011.  The compensation warrants were assigned a fair value on issuance of $0.3 million, using an option pricing model with the following assumptions: no dividends are paid, a volatility of the Company’s share price of 80%, an expected life of the warrants of two years, and an annual risk-free rate of 1.2%.  As the compensation warrants carry a strike price in Canadian dollars, they are not considered to be indexed to the Company’s stock, and are therefore accounted for as derivative instruments (Note 3(s)).  The fair value of the compensation warrants is assessed at each period end.  As of December 31, 2009, the fair value of the warrants was a liability of $0.3 million.

(b)	Shares issued in 2008

(i)           On July 1, 2008, the Company issued 650,000 common shares of the Company valued at $0.4 million, or $0.54 per common share in connection with the $5.15 million Credit Facility Extension.  See Note 10(c).

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

The net proceeds of the offering were used to fund the Company’s acquisition of the Black Fox mill, the development of the Black Fox mine and for working capital and general corporate purposes.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The agents received the following compensation in consideration for their services: (1) a cash fee equal to Cdn$1.3 million or 6.5% of the gross proceeds of the offering; and (2) a non-transferable option to acquire up to 2,448,390 units (the “Agents’ Units”) at a price per unit of Cdn$0.60, which number of units is equal to 6% of the total number of units sold in the offering (the “Agents’ Compensation Option”).  The Agents’ Compensation Option is exercisable through July 24, 2012.  Each Agents’ Unit will be comprised of one common share and one-half of one common share purchase warrant (“Agents’ Warrant”), each whole Agents’ Warrant included in the Agents’ Unit entitling the Agent holding such warrant to purchase one common share of the Company at an exercise price of $0.53 (Cdn$0.78) through July 24, 2012.  The Agents’ Units were fair valued at $0.4 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 74%, an expected life of the warrants of four years, and an annual risk-free rate of 3.4%.

(iii)           On August 21, 2008, the Company completed an offering of 17,000,000 flow-through common shares of the Company at Cdn$0.50 per common share for net proceeds of $7.5 million (Cdn$7.8 million) and fair value of broker compensation warrants of $0.1 million.  In connection with this offering, 1,020,000 broker compensation warrants were issued to the agent.  Each broker compensation warrant is exercisable at $0.41 (Cdn$0.50) per common share of the Company and expires on February 21, 2010.  The broker compensation warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 58%, an expected life of the warrants of 1.5 years, and an annual risk-free rate of 2.8%.

(iv)           On December 10, 2008, the Company issued 42,614,254 compensation warrants in connection with the $15.0 million Bridge Facility (Note 10(d)).  Each compensation warrant is exercisable at $0.181 (Cdn$0.221) per common share of the Company and expires on December 10, 2012.  These compensation warrants were fair valued at $2.9 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 79%, an expected life of the warrants of 4.0 years, and an annual risk-free rate of 2.0%.

(v)           On December 10, 2008, the exercise price of 7,499,999 warrants issued in connection with a unit offering completed on November 8, 2006 (the “2006 Unit Warrants”) was reduced to $0.176 from $0.50 as a result of the certain anti-dilution provisions of those warrants.  The issuance of the compensation warrants described in the above paragraph (iv) at Cdn$0.221 per warrant constituted a “Dilutive Issuance” under the terms of the 2006 Unit Warrants and therefore the exercise price of the 2006 Unit Warrants were reduced to $0.176 based on the December 10, 2008 noon exchange rate of $0.7964 reported by the Bank of Canada.

(vi)           On December 31, 2008, the Company completed an offering of 3,000,000 flow-through common shares of the Company at $0.25 (Cdn$0.30) per common share for net proceeds of $0.7 million (Cdn$0.8 million) and fair value of broker compensation warrants of $0.02 million.  In connection with this offering, 255,000 broker compensation warrants were issued to the agent.  Each broker compensation warrant is exercisable at $0.25 (Cdn$0.30) per common share of the Company and expires on December 31, 2010.  The broker compensation warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 82%, an expected life of the warrants of 2.0 years, and an annual risk-free rate of 1.1%.

(vii)           During 2008, there were (i) 3,271,834 shares issued upon exercise of warrants for proceeds of $1.4 million and (ii) 1,883,800 shares issued upon conversion of $0.9 million face value of February 2007 Series-A convertible debentures.

(c)	Shares issued in 2007

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(iii)           On October 31, 2007, the Company completed an offering of 7,454,545 flow-through shares of the Company at Cdn$0.55 per common share for net proceeds of $4.0 million (Cdn$3.8 million) and fair value of broker compensation warrants of $58,000.  In connection with this offering, 372,727 share purchase warrants were issued to the agent.  Each share purchase warrant is exercisable at Cdn$0.55 per common share of the Company and expires on April 30, 2009.  The share purchase warrants were fair valued using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 72%, an expected life of the warrants of 1.5 years, and an annual risk-free rate of 4.2%.

(d)	Warrants

A summary of information concerning outstanding warrants is as follows:

Number of Warrants and Shares Issuable upon Exercise
Balance, December 31, 2006	23,072,986
Warrants issued	18,733,927
Warrants exercised	(3,933,600)
Warrants expired	(6,515,998)
Balance, December 31, 2007	31,357,315
Warrants issued	64,297,754
Warrants exercised	(3,261,334)
Warrants expired	(1,116,361)
Balance, December 31, 2008	91,277,374
Warrants issued	38,970,674
Warrants exercised	(7,612,035)
Warrants expired	(11,042,835)
Balance, December 31, 2009	111,593,178

The following summarizes outstanding warrants to purchase common shares of the Company as at December 31, 2009:

Date Issued	Number of Warrants and of Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
February 23, 2007	8,580,000	0.25	March 5, 2010(1)
		Exercisable in Cdn$
August 21, 2008	1,020,000	0.50	February 21, 2010(2)
December 31, 2008	255,000	0.30	December 31, 2010
February 20, 2009	2,317,901	0.256	February 20, 2011
July 15, 2009	1,566,662	0.24	July 15, 2011
July 24, 2008	20,403,250	0.65	July 24, 2011
December 10, 2008	42,614,254	0.221	December 10, 2012
February 20, 2009	34,836,111	0.252	February 20, 2013
	103,013,178
	111,593,178

(1)  These warrants were exercised prior to expiration.
(2)  On February 21, 2010, all of these warrants expired.

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

(e)	Options

A summary of information concerning outstanding stock options is as follows:

	Fixed Stock Options		Performance-based Stock Options
	Number of Common Shares	Weighted Average Exercise Price	Number of Common Shares	Weighted Average Exercise Price
Balances, December 31, 2006	3,052,900	1.06	1,230,852	0.80
Options granted	3,291,939	0.57	–	–
Options forfeited	(117,336)	0.72	–	–
Options expired	–	–	(1,230,852)	0.80
Balances, December 31, 2007	6,227,503	0.81	–	–
Options granted	2,228,738	0.66	–	–
Options forfeited	(174,932)	0.61	–	–
Balances, December 31, 2008	8,281,309	0.77	–	–
Options granted	3,731,807	0.34	–	–
Options forfeited	(418,745)	0.52	–	–
Balances, December 31, 2009	11,594,371	$0.64	–	$–

(i)           Fixed stock option plan

The Company has a fixed stock option plan that provides for the granting of options to directors, officers, employees and service providers of the Company at a price based on the trading price of the Common Shares one trading day preceding the date of grant.  Options vest over two years and have a 10-year contractual term, unless otherwise determined by the Company’s Board of Directors.  The fixed stock option plan was amended in May 2009 in order to increase the maximum number of fixed stock options the Company is authorized to issue from 12,139,686 to 23,261,129, and modify certain terms of the plan to ensure compliance with Internal Revenue Service regulations.  As at December 31, 2009 an aggregate of 11,666,758 fixed stock options were available for future grants of awards under the plan.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The following table summarizes information concerning outstanding and exercisable fixed stock options at December 31, 2009:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price per Share	Weighted average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price per Share
100,000	September 1, 2011	$0.46	1.7	100,000	$0.46
675,100	February 18, 2013	2.24	3.1	675,100	2.24
260,000	March 10, 2014	2.05	4.2	260,000	2.05
25,000	May 19, 2014	1.44	4.4	25,000	1.44
20,200	August 10, 2014	0.95	4.6	20,200	0.95
1,158,250	March 10, 2015	0.65	5.2	1,158,250	0.65
100,000	August 4, 2015	0.27	5.6	100,000	0.27
300,000	December 12, 2015	0.20	6.0	300,000	0.20
125,000	March 28, 2016	0.65	6.2	125,000	0.65
200,000	May 23, 2016	0.53	6.4	200,000	0.53
108,000	August 10, 2016	0.48	6.6	108,000	0.48
20,000	November 9, 2016	0.32	6.9	20,000	0.32
2,810,064	February 6, 2017	0.57	7.1	2,810,064	0.57
21,250	May 23, 2017	0.46	7.6	21,250	0.46
1,973,950	March 27, 2018	0.66	8.2	986,975	0.66
21,250	August 12, 2018	0.37	8.6	10,625	0.37
30,000	November 11, 2018	0.15	8.9	15,000	0.15
3,183,067	March 31, 2019	0.32	9.3	–	–
297,740	May 6, 2019	0.45	9.4	–	–
165,500	August 11, 2019	0.44	9.6	–	–
11,594,371		$0.64	7.4	6,935,464	$0.79

The aggregate intrinsic value of options outstanding is $13,400 and the aggregate intrinsic value of options currently exercisable is $9,000.  There were no options exercised during the years ended December 31, 2009, 2008 and 2007.

Stock compensation expense is recognized on a straight-line basis over the vesting period.  Expense recognized for the years ended December 31, 2009, 2008 and 2007 was $0.8 million, $0.8 million, and $1.0 million, respectively.  The weighted average grant-date fair value of stock options for 2009, 2008, and 2007 was $0.23, $0.40, and $0.37, respectively.  As at December 31, 2009 there was $0.4 million of total unrecognized compensation cost related to unvested options, which will be amortized over their remaining vesting period of 1.6 years.

(f)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2009	2008	2007
Risk-free interest rate	1.9%	2.9%	4.0%
Dividend yield	0%	0%	0%
Volatility	77%	67%	71%
Expected life in years	6	6	6

The Black-Scholes option-pricing model requires the input of subjective assumptions, including expected term of the option award and stock price volatility.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  Expected volatility is based on the historic volatility of the Company’s stock.  These assumptions involve inherent uncertainties and the application of management judgment.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

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

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The amounts charged to earnings for the Company’s defined contribution plan were $0.03 million for each of the years ended December 31, 2009, 2008 and 2007.

14.	INTEREST EXPENSE

For the years ended December 31, interest expense consists of:

	2009	2008	2007
Accretion on convertible debentures	$1,433	$4,382	$6,375
Recognition of conversion option upon issuance of convertible debentures (Note 10(b))	–	–	2,700
Amortization of debt discount	2,719	–	–
Amortization of deferred financing costs	87	160	105
Capital leases and other	3,806	326	259
	$8,045	$4,868	$9,439

15.	INCOME TAXES

The Company recorded a tax benefit of $0.1 million and $2.4 million for the years ended December 31, 2009 and 2008, respectively, for the issuance of flow-through shares, but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.  The Company did not record a tax provision or benefit  for the year ended December 31, 2007, due to the availability of net operating loss carryforwards and the uncertainty of their future realization.

The provision for income taxes reported differs from the amounts computed by applying the cumulative Canadian federal and provincial income tax rates to the loss before tax provision due to the following:

	2009	2008	2007
Statutory tax rate	30.72%	30.67%	33.12%
Provision for (recovery of) income taxes computed at standard rates	$(18,961)	$(361)	$(4,603)
Differences due to foreign tax rates	(330)	1,026	38
Prior year over/under accrual	(3,372)	3,737	(524)
Change in valuation allowance	29,340	(14,155)	6,199
Permanent differences and other	(6,750)	7,373	(1,110)
	$(73)	$(2,380)	$–

The tax effects of temporary differences that would give rise to significant portions of the future tax liabilities at December 31, were as follows:

	2009	2008
Future income tax assets
Net operating losses carried forward	$47,982	$46,536
Deductible temporary differences and other	24,641	2,607
Exploration and development expenses	4,723	(1,248)
Property, plant and equipment	(694)	169
Accrued site closure costs	4,986	4,246
Issuance of flow-through shares	(869)	(73)
	80,769	52,237
Less: Valuation allowance	(82,073)	(52,733)
Net future income tax liabilities: Accumulated cost base differences on assets	$(1,304)	$(496)

Utilization of the net operating losses carried forward and the foreign exploration and development expenses are subject to limitations.  The Company has placed a full valuation allowance on its excess tax assets due to a lack of past taxable profits.  It does not believe significant income tax obligations will occur in the near future.  At December 31, 2009, the Company has the following unused tax losses available for tax carryforward purposes:

Country	Amount	Expiry
Canada	$27,300	2010-2029
United States	107,512	2018-2029

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The Company recognizes benefits from uncertain tax positions only if it is more likely than not that those the tax positions will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The Company has historically not recognized any liabilities for uncertain tax positions

Under current conditions and expectations, the Company does not foresee any significant changes in unrecognized tax benefits that would have a material impact on the Company’s financial statements.  In addition, any future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a full valuation allowance.

Gross unrecognized tax benefits as of December 31, 2009 were zero, and there were no additions to gross unrecognized tax benefits for tax positions of the current or prior years during the year ended December 31, 2009.  There were also no reductions to gross unrecognized tax benefits due to settlements with tax authorities or due to statute of limitations during the years ended December 31, 2009, 2008, and 2007.  There were also no reductions to gross unrecognized tax benefits due to settlements with tax authorities or due to statute of limitations during the years ended December 31, 2009, 2008 and 2007.

  The Company and one or more of its subsidiaries file income tax returns in the Canada, United States, and the state of Colorado.  The Company is generally not subject to examinations that could create a tax liability for tax years before 2002 by the Canada Revenue Agency.  The U.S. Federal tax return has a three year statute of limitations.  The Colorado state income tax return has a four year statute of limitations.  The U.S. return for tax years ending on or after December 31, 2005 and the Colorado return for years ending on or after December 31, 2004 are subject to examination by the relevant taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  There were no such amounts accrued as of December 31, 2009 and 2008.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. These amounts will be disclosed should they arise.

16.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated to reflect the dilutive effect of exercising outstanding warrants and stock options and of conversion of convertible debentures by applying the treasury stock method.

Earnings used in determining EPS are presented below for the years ended December 31.

	2009	2008	2007
Net (loss) income	$(61,650)	$1,202	$(13,897)
Weighted average number of shares, basic	245,404,476	185,058,717	145,645,178
Dilutive securities:
Options	–	249,457	–
Warrants	–	26,831,056	–
Weighted average number of shares, diluted	245,404,476	212,139,230	145,645,178
Basic and diluted earnings (loss) per share	$(0.25)	$0.01	$(0.10)

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	31,811,694	51,121,570	34,886,993
Average exercise price of OWNI	$0.62	$0.59	$0.61
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	8,580,000	14,876,200	16,760,000
Average conversion price of anti-dilutive convertible securities	$0.50	$0.50	$0.50

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Due to net losses for the years ended December 31, 2009 and 2007, an additional 44.4 million and 0.8 million warrants and stock options, respectively, were excluded from the EPS computation because their effect would have been anti-dilutive.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The capital structure of the Company consists of current and long-term debt, notes payable and other debt, convertible debentures and equity attributable to common shareholders, comprising of issued common stock, note warrants, additional paid-in-capital, and deficit.

(b)	The estimated fair values of the Company’s financial instruments were as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative instruments - Assets	$6,805	$6,805	$552	$552
Restricted cash	6,731	6,731	13,827	13,827
Accounts receivable and other	1,690	1,690	1,249	1,249
Long-term investments	1,036	1,121	1,081	1,081

Accounts payable	6,789	6,789	12,607	12,607
Accrued liabilities	2,129	2,129	640	640
Derivative instruments - Liabilities	44,225	44,225	–	–
Long-term debt
Current portion of long-term debt	34,860	38,361	22,909	23,096
Non-current portion of long-term debt	48,909	52,922	5,539	5,792
Equity-linked financial instruments	27,318	27,318	–	–

(c)	Market risk

Gold prices are affected by various forces including global supply and demand, interest rates, exchange rates, inflation or deflation and the political and economic conditions of major gold producing countries.  The profitability of the Company is directly related to the market price of gold.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Due to the nature of the precious metals market, the Company is not dependent on a significant customer to provide a market for its refined gold.  For the year ended December 31, 2009, the sensitivity of the Company’s net income to a 10% change in gold prices would have impacted net income by $20.0 million for a 10% increase or decrease in the price of gold.  Due to the Company’s gold derivative program (see Note 5), for the year ended December 31, 2009, a 10% change in gold prices would have had no impact on cash flows because all gold sales were delivered into the forward sales derivative contracts.

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

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  Other than disclosed in Note 7 related to ARS, the Company has not recorded an impairment on any of the financial assets of the Company during the year ended December 31, 2009.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated Aaa when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  Apollo’s ARS were downgraded to Aa during the second quarter of 2008.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet of cash and cash equivalents, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities.  There are no material financial assets that the Company considers to be past due.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will not meet its financial obligations as they become due.  The Company has a planning and budgeting process to monitor operating cash requirements including amounts projected for the existing capital expenditure program and plans for expansion, which are adjusted as input variables change.  These variables include, but are not limited to, available bank lines, mineral production from existing operations, commodity prices, taxes and the availability of capital markets.  As these variables change, the Company may be required to conduct equity issues or obtain debt financing.

Trade payables and accrued liabilities are paid in the normal course of business generally according to their terms, which are typically due thirty days or less.  The Company ensures that there are sufficient committed loan facilities to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash and cash equivalents.  As at December 31, 2009, the Company is in compliance with its debt covenants.  See Note 10(a) for a discussion of the occurrence of a “review event,” the deferral of the $9.3 million and $6.0 million quarterly repayments due September 30 and December 31, 2009, respectively, and the possibility of restructuring the installment payments associated with the Project Facility.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

As at December 31, 2009, the Company held no cash and cash equivalents and  had current debt repayment obligations of $39.5 million consisting of (1) the current portion of the project financing facility of $29.1 million, $15.3 million of which was originally due in 2009 (See Note 10(a)), (2) the  outstanding principal and interest due on the Series 2007-A convertible debentures of $5.1 million (Note 10(b)), and (3) $5.3 million for capital leases and other current debt.

In the normal course of business, the Company enters into contracts that give rise to commitments for future minimum payments.  The following table summarizes the remaining contractual maturities of the Company’s financial liabilities:
	Payments Due by Period As of December 31, 2009					As of December 31, 2008
	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total	Total
Bank indebtedness, accounts payable and accrued liabilities	$9,246	$–	$–	$–	$9,246	$13,989
Long-term debt (Note 10)	39,466	42,764	11,665	–	93,895	29,176
Operating lease obligations	165	258	19	–	442	486
Capital expenditures	–	–	–	–	–	17,094
	$48,877	$43,022	$11,684	$–	$103,583	$60,745

(f)	Currency risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar restricted cash, restricted certificates of deposit, accounts receivable, and accounts payable.  For the year ended December 31, 2009, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.5 million, respectively, for a 10% increase or decrease in the Canadian dollar.

(g)	Interest rate risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of December 31, 2009, the Company’s significant outstanding borrowings consist of $70.0 million of the Project Facility (Note 10(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 10(b)).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rates charged to the Company on the Project Facility during the year ended December 31, 2009 was 0.3%.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rates paid by the Company on its outstanding borrowings during the year ended December 31, 2009 was 7.3%.

For the year ended December 31, 2009, a 100 basis point increase or decrease in interest rates would have impacted net income by $0.5 million on the amount of interest expense recorded during those periods.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(h)	Commodity price risk

The Company’s principal business includes the sale of gold.  Revenues, earnings and cash flows from the sale of gold are sensitive to changes in market prices, over which the Company has little or no control.  The Company has the ability to address its price-related exposures through the limited use of options and future and forward contracts.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility, the Company entered into certain forward sales contracts.  See Note 5 for details.

(i)	Fair value estimation

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities (see Note 7).

The carrying value less impairment provision, if necessary, of restricted cash, restricted certificates of deposit, long-term investments, trade receivables and payables, and notes payable and other debt approximate their fair values.  In addition, as the interest rate on the Company’s credit facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

18.	COMMITMENTS AND CONTINGENCIES

(a)	Royalties

Certain of the Company’s mineral properties are subject to royalty obligations based on minerals produced from the properties.  The Black Fox project current reserves are not subject to royalty obligations.  Royalty obligations for the Huizopa, Grey Fox, and Pike River properties may arise upon mine production.

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

The Company is subject to certain indemnification obligations relating to the sale of certain legacy assets in Nevada.  At this time, the Company is unable to predict what cost there will be related to such indemnification obligations.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

19.	LEASE COMMITMENTS

Minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

Operating Leases
2010	$165
2011	162
2012	96
2013	16
2014	3
$442

Rent expense under non-cancelable operating leases was $2.1 million, $0.1 million and $0.1 million for 2009, 2008, and 2007, respectively.  The current portion of the capital lease obligations is included in current portion of debt and the long-term portion is included in long-term portion of debt in the consolidated balance sheets.

Minimum lease payments under capital leases at December 31, 2009 are detailed at Note 10(e).  The present value of net minimum payments for capital leases at December 31, 2009 was $15.3 million.

20.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the years ended December 31 are:

	2009	2008	2007
(Increase) decrease in:
Accounts receivable and other	$(546)	$(1,112)	$(253)
Prepaids	826	354	474
Inventories	(8,189)	–	–
Increase (decrease) in:
Accounts payable	4,642	310	343
Accrued liabilities	1,656	(1,186)	1,186
	$(1,611)	$(1,634)	$1,750

(b)	Components of cash and cash equivalents as of the years ended December 31 are:

	2009	2008	2007
Cash	$–	$–	$–
Cash equivalents	–	–	1,334
	$–	$–	$1,334

Cash equivalents consist of term deposits with original maturity dates not in excess of 90 days.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(c)	Non-cash transactions for the years ended December 31 are:

	2009	2008	2007
Increase in property, plant and equipment due to assets acquired via issuance of trade and notes payable	$14,709	$11,941	$325
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	785	416	653
Increase in contributed surplus for the issuance of warrants to the Banks in connection with the Project Facility (Note 10(a)) and a corresponding decrease in debt for the debt discount	7,395	-	-
Increase in property, plant and equipment for capitalized expenses at Black Fox due to increase in equity related to issuance of shares in connection with the Bridge Facility (Note 10(c))	-	2,907	-
Increase in property, plant and equipment due to assets acquired via issuance of shares (see Note 12(c)(ii))	-	-	527
Increases in financial statement components related to the acquisition of the Black Fox mill in 2008:
Equity due to the issuance of common shares for services rendered related to acquisition financing costs	-	351	-
Accrued site closure costs due to the assumption of a related reclamation liability	-	1,210	-
Increase in future income tax liability	-	447	-

21.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during each of the years in the three-year period ended December 31, 2009:

	2009	2008	2007
Legal fees paid to one law firm, a partner of the firm is a director of the Company	$428	$512	$381
Consulting services paid to a relative of an officer and director of the Company	12	16	9

These transactions are in the normal course of business and are measured at the exchange amount which is the consideration established and agreed to by the related parties.  During 2008, six officers and directors of the Company participated in the July 2008 Unit Offering (Note 12(b)(ii)) and purchased 315,000 Units comprised of 315,000 common shares of the Company and 157,500 warrants to purchase common shares of the Company.  During 2007, a director of the Company participated in the October 2007 flow-through share offering and purchased 54,545 flow-through shares in connection with the offering (Note 12(c)(iii)).

22.	SEGMENTED INFORMATION

Apollo operates the Black Fox mine and mill in Canada.  The financial information for Montana Tunnels assets and liabilities as of December 31, 2009 and 2008 and the results of operations for the years ended December 31, 2009, 2008 and 2007 are reported under the equity investment  method as a result of the joint venture agreement (see Note 9) and is presented within Corporate and other.  In the year ended December 31, 2009, two customers accounted for 100% of revenues.  These customers are the counter-parties to the Company’s gold forward sales contracts (Note 5).  One customer accounted for approximately 67% of revenues, while the other customer accounted for approximately 33% of revenues.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Amounts as at December 31, 2009 are as follows:

	Black Fox	Corporate and Other	Total
Current assets	$14,020	$4,945	$18,965
Derivative instruments – long-term	–	4,844	4,844
Property, plant, and equipment	113,167	3,004	116,171
Investment in Montana Tunnels joint venture	–	3,440	3,440
Other long-term assets	14,798	1,043	15,841
Total assets	$141,985	$17,276	$159,261

Current liabilities	$36,153	$20,524	$56,677
Derivative instruments	–	31,654	31,654
Equity-linked financial instruments	–	27,318	27,318
Accrued site closure costs	5,345	–	5,345
Debt and other long-term liabilities	50,213	483	50,696
Total liabilities	$91,711	$79,979	$171,690

Amounts as at December 31, 2008 are as follows:

	Black Fox	Corporate and Other	Total
Current assets	$10,758	$5,305	$16,063
Property, plant, and equipment	56,000	3,043	59,043
Investment in Montana Tunnels joint venture	–	6,890	6,890
Other long-term assets	3,924	1,081	5,005
Total assets	$70,682	$16,319	$87,001

Current liabilities	$27,664	$9,234	$36,898
Accrued site closure costs	1,398	–	1,398
Debt and other long-term liabilities	1,463	4,888	6,351
Total liabilities	$30,525	$14,122	$44,647

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Amounts for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$47,008	$–	$47,008
Direct operating costs	26,126	–	26,126
Depreciation and amortization	6,940	38	6,978
General and administrative expenses	–	4,875	4,875
Accrued site closure costs – accretion expense	369	–	369
Exploration, business development and other	1,185	775	1,960
	34,620	5,688	40,308
Operating income (loss)	12,388	(5,688)	6,700
Interest income	–	195	195
Interest expense	(6,484)	(1,561)	(8,045)
Debt transaction costs	–	(1,249)	(1,249)
Loss on modification of debentures	–	(1,969)	(1,969)
Fair value change on equity-linked financial instruments	–	(10,720)	(10,720)
Realized loss on investments – derivative instruments	–	(6,355)	(6,355)
Unrealized loss on investments – derivative instruments	–	(37,420)	(37,420)
Foreign exchange gain and other	–	376	376
Income (loss) before income taxes and equity earnings in Montana Tunnels joint venture	$5,904	$(64,391)	$(58,487)

Investing activities
Property, plant and equipment expenditures	$55,591	$–	$55,591

	Year Ended December 31, 2008
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$–	$–	$–
Depreciation and amortization	–	100	100
General and administrative expenses	–	3,696	3,696
Exploration, business development and other	2,798	2,719	5,517
	2,798	6,515	9,313
Operating loss	(2,798)	(6,515)	(9,313)
Interest income	–	238	238
Interest expense	–	(4,868)	(4,868)
Debt transaction costs	–	(190)	(190)
Realized gain on investments – derivative instruments	–	5,507	5,507
Unrealized loss on investments – derivative instruments	–	(1,549)	(1,549)
Foreign exchange loss and other	–	(1,329)	(1,329)
Loss before income taxes and equity earnings in Montana Tunnels joint venture	$(2,798)	$(8,706)	$(11,504)

Investing activities
Property, plant and equipment expenditures	$45,070	$42	$45,112

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

	Year Ended December 31, 2007
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$–	$–	$–
Depreciation and amortization	–	104	104
General and administrative expenses	–	4,647	4,647
Exploration, business development and other	4,512	2,391	6,903
	4,512	7,142	11,654
Operating loss	(4,512)	(7,142)	(11,654)
Interest income	–	482	482
Interest expense	–	(9,439)	(9,439)
Debt transaction costs	–	(693)	(693)
Realized gain on investments – derivative instruments	–	395	395
Unrealized gain on investments – derivative instruments	–	2,101	2,101
Foreign exchange loss and other	–	(157)	(157)
Loss before income taxes and equity earnings in Montana Tunnels joint venture	$(4,512)	$(14,453)	$(18,965)

Investing activities
Property, plant and equipment expenditures	$1,144	$1,951	$3,051

23.	DIFFERENCES BETWEEN U.S. AND CANADIAN GAAP

The Company prepares its consolidated financial statements in accordance with U.S. GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with Canadian GAAP at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

Material variances between financial statement items under U.S. GAAP and the amounts determined under Canadian GAAP are as follows:

	2009	2008
Total assets in accordance with U.S GAAP	$159,261	$87,001
Bank indebtedness (e)	(328)	(742)
Montana Tunnels joint venture (b)	10,911	16,254
Black Fox development costs(c)	27,674	29,183
Convertible debentures (d)	(485)	(66)
Total assets in accordance with Canadian GAAP	$197,033	$131,630

Total liabilities in accordance with U.S. GAAP	$171,690	$44,647
Bank indebtedness (e)	(328)	(742)
Montana Tunnels joint venture (b)	10,911	14,137
Convertible debentures (d)	(86)	(118)
Income taxes related to flow-through share issuance (e)	(869)	(49)
Equity-linked financial instruments (g)	(27,318)	–
Total liabilities in accordance with Canadian GAAP	$154,000	$57,875

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Total shareholders’ (deficiency) equity in accordance with U.S. GAAP	$(12,429)	$42,354
Financing costs (a)	(485)	–
Montana Tunnels joint venture (b)	–	2,117
Black Fox development costs (c)	27,674	29,159
Convertible debentures (d)	86	52
Income taxes related to flow-through share issuance (e)	869	73
Equity-linked financial instruments (g)	27,318	–
Total shareholders’ equity in accordance with Canadian GAAP	$43,033	$73,755

Total shareholders’ equity and liabilities in accordance with Canadian GAAP	$197,033	$131,630

Under Canadian GAAP, the components of shareholders’ equity would be as follows:

	2009	2008
Share capital	$202,925	$188,927
Equity component of convertible debentures	584	1,987
Note warrants	–	2,234
Contributed surplus	36,051	21,683
Deficit	(196,527)	(141,076)
Total shareholders’ equity in accordance with Canadian GAAP	$43,033	$73,755

Under Canadian GAAP, the net (loss) income and net (loss) income per share would be adjusted as follows:
	Year ended December 31,
	2009	2008	2007
Net (loss) income for the year, based on U.S. GAAP	$(61,650)	$1,202	$(13,897)
Financing costs (a)	(485)	160	105
Montana Tunnels joint venture (b)	3,236	(10,326)	(5,068)
Black Fox development costs (c)	(1,485)	2,332	4,473
Convertible debentures (d)	(550)	396	4,542
Income taxes (e)	116	(523)	1,394
Equity-linked financial instruments (g)	10,720	–	–
Loss from continuing operations for the year based on Canadian GAAP	(50,098)	(6,759)	(8,451)
(Loss) income from discontinued operations for the year based on Canadian GAAP (b)	(5,353)	8,355	10,867
Net (loss) income for the year based on Canadian GAAP	$(55,451)	$1,596	$2,416
Comprehensive (loss) income	$(55,451)	$1,596	$2,416
Basic and diluted (loss) earnings per share in accordance with Canadian GAAP:
Continuing operations	$(0.20)	$(0.03)	$(0.06)
Discontinued operations	(0.03)	0.04	0.08
Net (loss) earnings per share, basic and diluted – Canadian GAAP	$(0.23)	$0.01	$0.02

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Under Canadian GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Year ended December 31,
	2009	2008	2007
Cash provided by (used in) operating activities based on U.S. GAAP	$3,391	$2,710	$(5,708)
Montana Tunnels joint venture (b)	1,214	2,101	8,745
Black Fox development costs (c)	–	2,332	4,473
Cash provided by operating activities based on Canadian GAAP	4,605	7,143	7,510
Cash (used in) provided by investing activities based on U.S. GAAP	(57,986)	(41,880)	(7,527)
Montana Tunnels joint venture (b)	(13)	(2,504)	(10,032)
Black Fox development costs (c)	–	(2,332)	(4,473)
Restricted cash for Canadian flow-through expenditures (e)	1,210	(127)	2,354
Cash (used in) provided by investing activities based on Canadian GAAP	(56,789)	(46,843)	(19,678)
Cash provided by financing activities based on U.S. GAAP	55,046	39,078	10,994
Montana Tunnels joint venture (b)	(1,201)	403	1,287
Cash provided by financing activities based on Canadian GAAP	53,845	39,481	12,281
Effect of exchange rate changes on cash	(451)	(1,242)	(143)
Net cash (outflow) inflow in accordance with Canadian GAAP	1,210	(1,461)	(30)
Cash, beginning of year in accordance with Canadian GAAP	3,085	4,546	4,576
Cash, end of year in accordance with Canadian GAAP	$4,295	$3,085	$4,546

(a)	Financing costs

Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt.

Under Canadian GAAP, as of January 1, 2007, the Company expenses debt financing costs when they are incurred.  Prior to January 1, 2007, under Canadian GAAP, debt financing costs were capitalized and amortized over the term of the related debt.  As a result, the Company recorded an adjustment under Canadian GAAP to increase opening deficit by $0.3 million and reduce the opening balance of deferred financing costs by $0.3 million.

Also, as of December 31, 2008, the Company recorded $2.6 million for financing costs in connection with the Bridge Facility which were capitalized as development expenses for the Black Fox Project under U.S. GAAP.  Under Canadian GAAP, these costs are recorded as deferred financing costs and are depreciated on a units-of-production basis.  There is no difference in total assets between U.S. and Canadian GAAP with respect to this transaction; and therefore, it has not been included as a Canadian GAAP adjusting item.

(b)	Montana Tunnels joint venture

(i)           Joint venture

Under U.S. GAAP, the Company has accounted for its 50% interest in the Montana Tunnels joint venture (“Montana Tunnels”) using the equity method whereby the Company's share of the investees' earnings and losses is included in operations and its investments therein are adjusted by a similar amount.

Under Canadian GAAP, the Company would account for its joint venture interest in Montana Tunnels using the proportionate consolidation method whereby the Company's proportionate share of each line item of Montana Tunnels assets, liabilities, revenues and expenses is included in the corresponding line item of the Company's financial statements.  Further, due to the Company’s sale of its interest in Montana Tunnels on February 1, 2010, Montana Tunnels is presented as a discontinued operation under Canadian GAAP.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The carrying value of Montana Tunnels is lower under U.S. GAAP than under Canadian GAAP following a 2002 impairment of the property, plant and equipment (when Montana Tunnels was a 100% owned subsidiary of the Company) and as a result the gain on transfer of the Company's interest in Montana Tunnels into the joint venture under U.S. GAAP is higher.  Under U.S. GAAP the gain on transfer of the Company's interest in Montana Tunnels into the joint venture was included in the net loss for the year ended December 31, 2006; whereas under Canadian GAAP it was deferred and is recognized as an adjustment to net income using the units-of-production method over the expected life of mine based on the recoverable gold equivalent ounces.

The Company’s interest in the Montana Tunnels joint venture was sold on February 1, 2010 (Note 9).

(ii)           Impairment of property, plant and equipment

In 2002, under U.S. GAAP, write-downs were determined using current proven and probable reserves.  Accordingly, for U.S. GAAP purposes, an impairment of property, plant and equipment and an adjustment to the related depreciation was been recorded.

Under Canadian GAAP, write-downs for impairment of property, plant and equipment are determined using current proven and probable reserves and mineral resources expected to be converted into mineral reserves, and as such, no impairment was recorded for Canadian GAAP purposes.

However, upon the sale of the Montana Tunnels joint venture on February 1, 2010 (See Note 9) further write-downs were recorded as of December 31, 2009 for both U.S. and Canadian GAAP purposes.  The write-down for U.S. GAAP was $0.3 million while the write-down for Canadian GAAP was $1.1 million.

(iii)           Stripping costs

Under U.S. GAAP, the cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs”.  Pre-stripping costs are capitalized during the development of an open pit mine.  The production phase of an open pit mine commences when saleable materials are produced.  Stripping costs incurred during the production phase of a mine are included in the cost of inventory produced during the period in which the stripping costs were incurred.  Capitalized pre-stripping costs are amortized using the units-of-production method, whereby the denominator is the estimated recoverable ounces of gold in the associated open pit.

Under Canadian GAAP, stripping costs that represent a betterment to the mineral property are capitalized and amortized using the units-of-production method over the expected life of the mine based on the estimated recoverable gold equivalent ounces.

(c)	Development of Black Fox

On April 14, 2008, the Company filed a Canadian National Instrument 43-101 prepared to U.S. standards and on April 24, 2008, the Company’s Board of Directors approved a plan authorizing management to proceed with development of Black Fox.  Therefore, effective April 24, 2008, under U.S. GAAP, mining development costs at the Black Fox Project are capitalized.  Development costs incurred prior to April 24, 2008 were expensed as incurred under U.S. GAAP.

Under Canadian GAAP, mining development costs at Black Fox Project have been capitalized from inception.  Accordingly, for Canadian GAAP purposes, a cumulative increase in property, plant and equipment of $29.2 million has been recorded as at December 31, 2009 and additional depreciation expense of $1.6 million has been recorded for the year then ended.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(d)	Convertible debentures

Under U.S. GAAP, the 2007 Debentures were recorded as compound financial instruments including detachable note warrants (Note 10(b)).  On issuance, under Canadian GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability.  However, under Canadian GAAP, the beneficial conversion features determined using the effective conversion prices based on the proceeds allocated to the convertible debentures is allocated to contributed surplus.  Canadian GAAP does not require the recognition of any beneficial conversion feature.

(e)	Flow-through common shares

Under Canadian income tax legislation, a company is permitted to issue flow-through shares whereby the Company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors.  Under U.S. GAAP, the proceeds from issuance of these shares are allocated between the offering of shares and the sale of tax benefits.  The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares.  A liability is recognized for this difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is the difference between the amount of a deferred tax liability and the liability recognized on issuance.

Under Canadian GAAP, the Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP.  At the time of issue, the funds received are recorded as share capital.

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  They are not considered restricted under Canadian GAAP.  As at December 31, 2009, unexpended flow-through funds were $4.6 million (December 31, 2008 – $3.8 million).

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all amounts as of December 31, 2009.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(g)	Equity-linked financial instruments not indexed to the Company’s own stock

Under U.S. GAAP, effective January 1, 2009, an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of December 31, 2009 and January 1, 2009, the Company had 103.0 million and 64.7 million outstanding warrants to purchase common shares of the Company, respectively, that were either (a) denominated in a currency (Canadian dollars) other than its functional currency (US dollars) or (b) subject to a potential strike-price adjustment (the warrants issued November 8, 2006 were exercisable at $0.176 as of January 1, 2009) (see Note 3(s)).  As such, these warrants are not considered to be indexed to the Company’s own stock, and are thereby required to be accounted for separately as derivative instruments, rather than as equity instruments.

Under Canadian GAAP, these warrants are accounted for as equity instruments, with their fair value upon issuance recognized as additional paid-in capital.

(h)	Changes to accounting pronouncements

Effective January 1, 2009, the Company adopted CICA Handbook Section 3064, Goodwill and Intangible Assets, which replaces CICA Handbook Section 3062, and establishes revised standards for recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Concurrent with the adoption of this standard, Emerging Issues Committee (“EIC”) 27, Revenues and Expenditures in the Pre-operating Period is no longer applicable.  The adoption of Section 3064 did not have a material impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2009.

Effective January 1, 2009, the Company adopted CICA Handbook Sections 1582, Business Combinations, (“Section 1582”), 1601, Consolidated Financial Statements, (“Section 1601”) and 1602, Non-controlling Interests, (“Section 1602”) which replaces CICA Handbook Sections 1581, Business Combinations, and 1600, Consolidated Financial Statements.  Section 1582 was applicable for the Company’s business combinations with acquisition dates on or after January 1, 2009.  Section 1601 together with Section 1602 establishes standards for the preparation of consolidated financial statements.  Section 1601 was applicable for the Company’s interim and annual consolidated financial statements for its fiscal year beginning January 1, 2009.  The adoption of these three standards did not have a material impact on the Company’s consolidated financial position and results of operations for the year ended December 31, 2009.

On January 20, 2009, the CICA issued EIC 173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that an entity’s own credit risk and the credit risk of the counterparty should be taken into account in determining the fair value of financial assets and liabilities, including derivative instruments.  EIC 173 is to be applied retrospectively without restatement of prior periods in interim and annual financial statements for periods ending on or after the date of issuance of EIC 173.  The Company adopted this recommendation January 1, 2009.  The adoption of this standard had a significant impact on the fair value of the gold forward sales at December 31, 2009.  Without the inclusion of the Company’s own credit risk the fair value of the gold hedge liability would have been $109.2 million compared to $96.0 million at December 31, 2009.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(i)	Accounting policies implemented during the year ended December 31, 2009

On March 27, 2009, the Emerging Issues Committee of the CICA approved abstract EIC-174 – Mining Exploration Costs and withdrew EIC-126 – Accounting by Mining Enterprises for Exploration Costs. The publication of EIC-174 covers all guidance in EIC-126 and provides additional guidance for mining exploration enterprises in circumstances where a test for impairment is required.  The adoption of this abstract did not have any impact on the Company’s consolidated financial statements.

In August 2009, the CICA issued certain amendments to Section 3251 – Equity.  The amendments apply to entities that have adopted Section 1602 – Non-controlling interests.  The amendments require separate presentation on the statements of operations and comprehensive income of income attributable to owners of the Company and those attributable to non-controlling interests. The amendments also require that non-controlling interests be presented separately as a component of equity.  The adoption of this standard has had no impact on the financial statements for the year ended December 31, 2009.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

(j)	Comparative financial statements

During the fourth quarter of 2009, the Company commenced reporting under U.S. GAAP. As a result of this conversion the following 2008 and 2007 Canadian GAAP comparative financial statements have been restated under U.S. GAAP.
	December 31, 2008
COMPARATIVE CONSOLIDATED BALANCE SHEETS	As Restated, U.S. GAAP	As Previously Reported, Canadian GAAP (1)
	(In thousands of
	U.S. Dollars)
ASSETS
CURRENT
Cash and cash equivalents	$–	$3,085
Restricted cash	13,827	10,000
Accounts receivable and other	1,249	1,974
Prepaids	435	435
Derivative instruments	552	552
Current assets of discontinued operations	–	5,437
Total current assets	16,063	21,483
Long-term investments	1,081	1,081
Property, plant and equipment	59,043	88,226
Investment in Montana Tunnels joint venture	6,890	–
Restricted certificates of deposit	3,821	3,821
Other long-term assets	103	103
Non-current assets of discontinued operations	–	16,916
TOTAL ASSETS	$87,001	$131,630
LIABILITIES
CURRENT
Bank indebtedness	$742	$–
Accounts payable	12,607	12,607
Accrued liabilities	640	640
Current portion of long-term debt	22,909	22,791
Current liabilities of discontinued operations	–	4,376
Total current liabilities	36,898	40,414
Accrued long-term liabilities	316	316
Long-term debt	5,539	5,539
Accrued site closure costs	1,398	1,398
Future income tax liability	496	447
Non-current liabilities of discontinued operations	–	9,761
TOTAL LIABILITIES	44,647	57,875

SHAREHOLDERS’ (DEFICIENCY) EQUITY
Common stock	189,451	188,927
Equity component of convertible debentures	–	1,987
Note warrants	2,234	2,234
Additional paid-in capital	48,241	21,683
Accumulated deficit	(197,572)	(141,076)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	42,354	73,755
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$87,001	$131,630

(1)
As previously reported on the Company’s Form 8-K filed with the SEC on February 25, 2010 and in Canada on February 27, 2010.  Note that these figures differ from those disclosed on the Company’s Form 10-K filed with the SEC on March 27, 2009.  The 8-K was filed to present Montana Tunnels as a discontinued operation under Canadian GAAP (see Note 9).

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	Year Ended December 31, 2008		Year Ended December 31, 2007
	As Restated, U.S. GAAP	As Previously Reported, Canadian GAAP (1)	As Restated, U.S. GAAP	As Previously Reported, Canadian GAAP (1)
	(U.S. dollars and shares in thousands, except per share amounts)
Operating expenses
Depreciation and amortization	$100	$100	$104	$104
General and administrative expenses	3,696	3,696	4,647	4,647
Exploration, business development and other	5,517	3,185	6,903	2,430
Operating loss	9,313	6,981	11,654	7,181
Other income (expenses)
Interest income	238	238	482	482
Interest expense	(4,868)	(4,312)	(9,439)	(4,792)
Debt transaction costs	(190)	(190)	(693)	(693)
Realized gain on investments – derivative instruments	5,507	5,507	395	395
Unrealized (loss) gain on investments – derivative instruments	(1,549)	(1,549)	2,101	2,101
Foreign exchange loss and other	(1,329)	(1,329)	(157)	(157)
	(2,191)	(1,635)	(7,311)	(2,664)
Loss from continuing operations before income taxes and equity earnings in Montana Tunnels joint venture	(11,504)	(8,616)	(18,965)	(9,845)
Income taxes	2,380	1,857	–	1,394
Equity earnings in Montana Tunnels joint venture	10,326	–	5,068	–
Income (loss) from continuing operations	1,202	(6,759)	(13,897)	(8,451)
Income from discontinued operations	–	8,355	–	10,867
Net income (loss) and comprehensive income (loss)	$1,202	$1,596	$(13,897)	$2,416

Basic and diluted net (loss) income per share:
Continuing operations	$0.01	$(0.03)	$(0.10)	$(0.06)
Discontinued operations	–	0.04	–	0.08
Net (loss) earnings per share, basic and diluted	$0.01	$0.01	$(0.10)	$0.02

Basic weighted-average number of shares outstanding	185,059	185,059	145,645	145,645
Diluted weighted-average number of shares outstanding	212,139	212,139	145,645	146,428

(1)
As previously reported on the Company’s Form 8-K filed with the SEC on February 25, 2010 and in Canada on February 27, 2010.  Note that these figures differ from those disclosed on the Company’s Form 10-K filed with the SEC on March 27, 2009.  The 8-K was filed to present Montana Tunnels as a discontinued operation under Canadian GAAP (see Note 9).

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

	Year Ended December 31, 2008		Year Ended December 31, 2007
COMPARATIVE CONSOLIDATED STATEMENTS OF CASH FLOWS	As Restated, U.S. GAAP	As Previously Reported, Canadian GAAP (1)	As Restated, U.S. GAAP	As Previously Reported, Canadian GAAP (1)
	(In thousands of U.S. dollars)
Operating Activities
Net income (loss) for the year	$1,202	$1,596	$(13,897)	$2,416
(Income) loss from discontinued operations for the year	–	(8,355)	–	(10,867)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	100	104	104
Amortization of deferred financing costs	160	–	105	–
Financing costs	–	–	174	174
Stock-based compensation	835	835	962	962
Shares issued for services and settlement of claims	–	–	592	592
Accretion expense – convertible debentures	4,382	3,986	9,075	4,533
Interest paid on convertible debentures	(1,016)	(1,016)	(1,016)	(1,016)
Net change in value of derivative instruments	1,549	1,549	(2,101)	(2,101)
Foreign exchange loss and other	1,283	1,283	572	572
Income taxes	(2,380)	(1,857)	–	(1,394)
Net change in non-cash operating working capital items	(1,634)	(1,634)	1,750	1,750
Equity investment in Montana Tunnels joint venture	(1,771)	–	(2,028)	–
Discontinued operations	–	10,656	–	11,785
Net cash provided by (used in) operating activities	2,710	7,143	(5,708)	7,510

Investing Activities
Property, plant and equipment expenditures	(29,826)	(32,158)	(2,568)	(7,041)
Purchase of long-term investments	–	–	(1,500)	(1,500)
Restricted cash, restricted certificates of deposit, and other long-term assets	(12,054)	(12,181)	(3,459)	(1,105)
Discontinued operations	–	(2,504)	–	(10,032)
Net cash used in investing activities	(41,880)	(46,843)	(7,527)	(19,678)

Financing Activities
Proceeds on issuance of shares and warrants	26,263	26,263	3,954	3,954
Proceeds from exercise of warrants and options	1,404	1,404	1,573	1,573
Proceeds on issuance of convertible debentures and note warrants, net	–	–	8,062	8,062
Proceeds from issuance of long-term debt	21,105	21,105	8,000	8,000
Repayment of convertible debentures	–	–	(8,731)	(8,731)
Repayments of long-term debt	(9,694)	(9,694)	(1,864)	(1,864)
Discontinued operations	–	403	–	1,287
Net cash provided by financing activities	39,078	39,481	10,994	12,281

Effect of exchange rate changes on cash and cash equivalents	(1,242)	(1,242)	(143)	(143)

Net decrease in cash and cash equivalents	(1,334)	(1,461)	(2,384)	(30)
Cash and cash equivalents, beginning of year	1,334	4,546	3,718	4,576
Cash and cash equivalents, end of year	$–	$3,085	$1,334	$4,546

(1)
As previously reported on the Company’s Form 8-K filed with the SECon February 25, 2010 and in Canada on February 27, 2010.  Note that these figures differ from those disclosed on the Company’s Form 10-K filed with the SEC on March 27, 2009.  The 8-K was filed to present Montana Tunnels as a discontinued operation under Canadian GAAP (see Note 9).

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

24.	SUBSEQUENT EVENTS

(a)	Sale of Montana Tunnels and Purchase of Promissory Note

On February 1, 2010, the Company completed the sale of its 100% interest in MTMI, which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn, for consideration of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million.  Based on a valuation performed on the property securing the Elkhorn Notes using Level 3 inputs (See Note 3(t)), an impairment of $0.3 million was recorded for the Montana Tunnels equity interest as of December 31, 2009.

On March 12, 2010, the Company entered into a purchase agreement with a certain party (the “Noteholder”) pursuant to which the Company agreed to issue 1,592,733 common shares for consideration of a promissory note held by the Noteholder with an aggregate balance of $0.7 million.  Principal and interest on the promissory note are due March 12, 2011 and the promissory note bears interest of 8%.

(b)	Restructuring of Series 2007-A Convertible Debentures

On February 26, 2010 the Company reached an agreement with RAB, the holder of the February 2007 convertible debentures with principal amount of $4.3 million  (See Note 10(b)), to extend the maturity date of the convertible debentures to August 23, 2010.  Under the terms of the convertible debentures, $0.8 million of accrued and unpaid interest was due as of February 23, 2010, which was paid in cash by the Company on March 3, 2010.  In consideration for the extension of the maturity date of the convertible debentures, the Company has agreed to issue to RAB, as soon as practicable following receipt of all required regulatory approvals, (i) 800,000 additional common shares of the Company (the “RAB Shares”) and (ii) 2,145,000 common share purchase warrants (the “RAB Warrants”) whereby one RAB Warrant entitles the holder to purchase one common share at an exercise price of $0.50 per share, expiring February 23, 2011.

(c)	Proposed Business Combination with Linear Gold Corp and Related Private Placement

Letter of Intent.

General.  On March 9, 2010, Apollo and Linear Gold Corp. (“Linear”) entered into a binding letter of intent (the “Letter of Intent”) pursuant to which (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Canada Business Corporations Act (“CBCA”) and (ii) Linear would purchase approximately 62,500,000 common shares (the “Purchased Shares”) of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million (the “Private Placement”).

Pursuant to the Arrangement:

•	each outstanding Linear common share will be exchanged for 5.4742 Apollo common shares (the “Exchange Ratio”);

•
each outstanding common share purchase warrant of Linear (the “Linear Warrants”) will be exchanged for common share purchase warrants of Apollo (the “Apollo Warrants”) on the basis of the Exchange Ratio and the exercise price of the Linear Warrants will be adjusted as provided for in the certificates representing the Linear Warrants;

•
each outstanding option to purchase a Linear common share (the “Linear Options”) granted under Linear’s Stock Option Plan will be exchanged for options of Apollo (the “Apollo Options”) granted under Apollo’s Stock Option Plan on the basis of the Exchange Ratio and the exercise price of the Linear Options will be adjusted on the same basis as the exercise price of the Linear Warrants.

Upon consummation of the Arrangement, the transaction is expected to be accounted for as an acquisition of a business with Apollo being the acquirer.  The shareholders of Linear immediately prior to the Arrangement are expected to own approximately 47.8% of the outstanding common stock of Apollo on a non-diluted basis and approximately 42.9% on a fully-diluted basis.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

Board of Directors and other Matters.  Upon consummation of the Arrangement, the Letter of Intent contemplates that:

•	Apollo and Linear will agree on a new name for Apollo; and

•
The Board of Directors of Apollo would consist of seven directors, which would be composed of (i) Wade Dawe (the current Chief Executive Officer of Linear), who would be nominated as the Chairman of the Board of Directors, (ii) four current Apollo board members or Apollo nominees, (iii) one Linear nominee and (iv) one nominee who shall be a technical person mutually agreed upon by Apollo and Linear.

Definitive Business Combination Agreement.  The Letter of Intent contemplates that Linear and Apollo will enter into a definitive arrangement agreement (the “Definitive Agreement”) governing the Arrangement on or before March 31, 2010 to implement the Arrangement to provide for the business combination of Linear and Apollo.

Securityholder Approval.  The Arrangement will be subject to the approval of holders of not less than 66 2/3% of the Linear common shares and of a majority of the Apollo common shares held by disinterested shareholders voted at special meetings of shareholders that will be called to approve the Arrangement.

Break Fee.  If either Linear or Apollo terminates the Letter of Intent or the Definitive Agreement and abandons the Arrangement prior to closing for any reason (other than as a result of the failure of a condition to such party’s obligation to close contained in the Letter of Intent or the Definitive Agreement not being satisfied), such terminating party shall pay to the other party an amount equal to Cdn$4.0 million.

Termination of Letter of Intent.  The Letter of Intent may be terminated (i) by mutual written consent of each of Apollo and Linear; (ii) by a party which accepts, recommends, approves or enters into an agreement to implement a “superior proposal” (as defined in the Letter of Intent) after having complied with the terms of the Letter of Intent; and (iii) by either party if the Definitive Agreement is not executed by all each of the parties on or before 5:00 pm (Toronto time) on March 31, 2010 (provided that concurrently with any such termination, the terminating party shall have paid the Cdn$4.0 million break fee described above following which the payor party shall have no further liabilities arising hereunder other than for a breach of any section of the Letter of Intent).

Linear Private Placement

Concurrently with the execution of the Letter of Intent, Apollo and Linear entered into a subscription agreement (the “Subscription Agreement”) providing for a Private Placement whereby Linear would purchase 62,500,000 common shares of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million.  Pursuant to the Letter of Intent and the Subscription Agreement, the closing of the Private Placement will be subject to customary conditions precedent, plus conditions relating to:  (i) each of Macquarie Bank Limited and RMB Australia Holdings Limited (collectively, the “Banks”) entering into a support agreement pursuant to which each of the Banks agree, among other things, to support and vote in favor of the Arrangement; and (ii) each of the Banks shall entering into a lock-up agreement,  pursuant to which each of the Banks agree, among other things, not to, directly or indirectly, exercise or offer, sell, contract to sell, lend, swap, or enter into any other agreement to transfer the economic consequences of any of the Apollo common shares or common share purchase warrants of Apollo held by them before December 31, 2010.

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The closing of the Private Placement is expected to occurr on or before March 19, 2010.  As part of the Arrangement, the Apollo common shares expected to be issued to Linear in this Private Placement will be cancelled without any payment upon completion of the Arrangement.

(d)	Consent and Amendment to the Project Facility

On March 9, 2010, the Banks (See Note 10(a)) executed  a consent letter (the “Consent Letter”), which was agreed to and accepted by each of Apollo and Linear, pursuant to which the Banks agreed, subject to the terms and conditions contained in the Consent Letter:

•	to consent to the Arrangement (the “Consent”);

•
prior to the earliest to occur of (i) the date on which the Banks determine that the Arrangement has been terminated or will not be completed, (ii) March 31, 2010, if the Definitive Agreements in respect of the Arrangement have not been executed by such date, or (iii) September 30, 2010, not to make demand, accelerate payment or enforce any security or any other remedies upon an “event of default” or a “review event” under the Project Facility unless and until the occurrence of certain “override events” set forth in the Consent Letter (which “override events” are primarily related to breaches of certain covenants and provisions of the Consent Letter and the Project Facility) (the “Standstill Provisions”); and

•	to amend certain provisions of the Project Facility, including without limitation the following revised repayment schedule:

Repayment Date	Repayment Amount
The earlier of two business days following completion of the Private Placement and March 19, 2010	$10,000,000
The earlier of July 2, 2010 and the date that is two business days following the consummation of the Arrangement	$10,000,000
The earlier of September 30, 2010 and the date on which the proceeds from any one or more equity raisings following the consummation of the Arrangement equals $10,000,000	$10,000,000
December 31, 2010	$5,000,000
The remaining repayment dates between March 31, 2011 and March 31, 2013 to be agreed between Apollo and the Banks by no later than September 30, 2010 to reflect the “cashflow model” (as defined under the Project Facility) that is approved by the Banks. In the absence of agreement between Apollo and the Banks by September 30, 2010, amounts outstanding under the Project Facility shall be due and payable on December 31, 2010.	$35,000,000

APOLLO GOLD CORPORATION

Notes to the Consolidated Financial Statements – (Continued)
(Stated in U.S. dollars; tabular amounts in thousands except share and per share data)

The Banks’ agreement to the Consent and the Standstill Provisions is subject to a number of conditions, including without limitation (i) the Banks approving the Definitive Agreements and such Definitive Agreements being executed by no later than March 31, 2010, (ii) the Banks being satisfied that the completion of the Arrangement will not cause a breach or default under any “project documents” (as defined in the Project Facility), (iii) the Banks being satisfied that the Arrangement will not have any material negative tax implications for Apollo, Linear and each of their direct or indirect subsidiaries, (iv) the Banks being satisfied that, immediately following completion of the Arrangement and after making the payment of $10.0 million as set forth in the repayment schedule set forth above, Apollo having restricted cash on hand of not less than Cdn$10.0 million, and (v) at completion of the Arrangement, the Banks being satisfied regarding indebtedness and encumbrances of Linear and its direct and indirect subsidiaries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name

10.34
Purchase Agreement, dated March 12, 2010, among Apollo Gold Corporation, Apollo Gold Corporation, Calais Resources, Inc. and Calais Resources Colorado, Inc. and Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober.

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