Form 10-K/A
period 2009-03-31
APOLLO GOLD CORP
filed 2010-04-30
CIK 938113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes ☐     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                                                                                              Accelerated filer ☑

Non-accelerated filer ☐ (do not check if a smaller reporting company)                Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐No ☑

As of June 30, 2009, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $95,828,992 based upon the closing sale price of the common stock as reported by the NYSE Amex on that date.

As of April 27, 2010, the registrant had 337,973,660 common shares, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APOLLO GOLD CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

Apollo Gold Corporation (“Apollo”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2010 (the “Original Filing”), in connection with Apollo’s preliminary proxy statement filed with the SEC on April 26, 2010.  Apollo is filing this Amendment No. 1 solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing.  Also, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, new certifications as of April 29, 2010 by the principal executive officer and principal financial officer of Apollo are attached hereto as Exhibits 31.3 and 31.4.

Except as described above, this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Original Filing.  Accordingly, the remainder of Apollo’s Form 10-K remains unchanged and is not reproduced in this Form 10-K/A.  This Form 10-K/A continues to speak as of the date of the Original Filing, and, unless otherwise indicated herein, does not reflect information obtained after that filing.  Therefore, in connection with reading this Form 10-K/A, you should also read all other filings that Apollo has made with the SEC since the date of the Original Filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table and the notes thereto state the names of all directors of Apollo, all other positions or offices each director has with Apollo, their principal occupations or employment, the year in which they became directors of Apollo and the approximate number of common shares of Apollo beneficially owned, or controlled or directed, directly or indirectly, by each of them, as of April 29, 2010.

Name and Municipality of Residence	Present Principal Occupation	Year First Became Director	Apollo common shares Beneficially Owned, or Controlled or Directed Directly or Indirectly(1)	Age
Robert W. Babensee(2)(3)(5) Etobicoke, Ontario	Retired Partner of BDO Dunwoody LLP	2005	70,000	69
G. Michael Hobart(5) Toronto, Ontario	Partner, Fogler, Rubinoff LLP, a law firm	2002	55,545	51
Marvin K. Kaiser(2)(4) Mayfield, Kentucky	Retired Business Executive	2006	25,000	68
David W. Peat(2)(3) Fernandina Beach, Florida	Financial Consultant	2006	25,000	57
R. David Russell(4) Aurora, Colorado	President and Chief Executive Officer of Apollo	2002	1,736,100(6)	53
Charles E. Stott(3)(4) Evergreen, Colorado	Independent Mining Consultant	2002	165,800(7)	76
W.S. (Steve) Vaughan(5) Toronto, Ontario	Partner, Heenan Blaikie LLP, a law firm	2002	Nil	72

(1)	Information regarding common shares held of Apollo does not include shares issuable upon the exercise of options, warrants or other convertible securities of Apollo.
(2)	A current member of the Audit Committee.
(3)	A current member of the Compensation Committee.
(4)	A current member of the Technical Committee.
(5)	A current member of the Nominating Committee.
(6)	Includes 100 common shares of Apollo that are held indirectly by Mr. Russell for the benefit of his minor child.
(7)	Juanita Stott, Mr. Stott’s wife, is the registered holder of an additional 153,800 common shares of Apollo.

The principal occupation for the past five years for each of the directors is set forth below.

Robert W. Babensee. Mr. Babensee was as a partner of the Canadian accounting firm BDO Dunwoody LLP from 1984 to 2004, where he practiced as an assurance specialist. From February 2005 until July 2006, Mr. Babensee was the chief financial officer of Golden China Resources Corporation, a former publicly listed natural resources company with operations in Asia. Mr. Babensee has been a member of the Institute of Chartered Accountants of Ontario since 1968. Mr. Babensee also serves as a director of Caledonia Mining Corporation, a publicly listed natural resources company.  In determining Mr. Babensee’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in finance, accounting and management, particularly in the mining industry.

G. Michael Hobart. Mr. Hobart is a partner at the Toronto, Ontario office of Fogler, Rubinoff LLP, a law firm, where he has practiced corporate and securities law since September 2002. Prior thereto he was a partner of Aylesworth Thompson Phelan O’Brien LLP, a law firm, from 1998 to 2002.  He earned a B.A. at McGill University (1982) and a LL.B. at the University of New Brunswick (1985).  He has held directorships and senior officer positions with several junior mineral exploration companies in Canada. Mr. Hobart was called to the Ontario Bar in 1987 and is a member of the Canadian Bar Association.  Mr. Hobart also serves as assistant secretary of Apollo. Mr. Hobart also recently served as secretary of Aquiline Resources Inc. (a former TSX-listed company recently acquired by Pan American Silver Corp.) and Polaris Geothermal Inc. (a former TSX-listed company which recently merged with Ram Power, Corp.).  In determining Mr. Hobart’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in corporate legal matters, particularly in the mining industry.

Marvin K. Kaiser. Mr. Kaiser was the executive vice president and chief administrative officer of The Doe Run Company, an international natural resource company focused on the mining, smelting, recycling and fabrication of metals, from December 1993 to February 2006. Prior thereto, he was the chief financial officer of Amax Gold Inc., a publicly listed gold mining company, from 1989 to 1993. Mr. Kaiser served as a director of NewWest Gold Corporation from 2006 to 2007, Constellation Copper Corporation during 2008 and El Capitan Precious Metals Inc. from 2008 to 2009.  Mr. Kaiser currently serves as a director of Gryphon Gold Corporation and Uranium Resources Corporation which are publicly listed natural resources companies. He has served on the School of Accountancy Advisory Board at Southern Illinois University since 1988 and serves as a director of the Southern Illinois University Foundation.  Mr. Kaiser earned a bachelor’s degree in accounting from Southern Illinois University. In determining Mr. Kaiser’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in finance, accounting and management, commercial metals transactions and in the mining industry.

David W. Peat. Mr. Peat was the vice president and chief financial officer of Frontera Copper Corporation, a publicly listed mining company with a mine in Mexico, from June 2006 through February 2009. From 2002 through 2004, Mr. Peat served as vice president and global controller for Newmont Mining Corporation, a publicly listed gold mining company. From 1999 through 2002, Mr. Peat served as vice president, finance, and chief financial officer for Homestake Mining Company, a former gold mining company. Mr. Peat has been a member of the Institute of Chartered Accountants of Ontario since 1978. Mr. Peat earned a Bachelor of Commerce, honors business administration degree and a B.A. in economics in 1975.  In determining Mr. Peat’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in finance, accounting and management and in the mining industry.

R. David Russell. Mr. Russell has been Apollo’s president and chief executive officer since June 2002. Mr. Russell was a founder of Nevoro Gold Corporation in January 2002, the predecessor of Apollo, and served as its president from February 2002 through June 2002. Mr. Russell was an independent mining consultant from 1999 to 2002. Mr. Russell also serves as a director of General Moly, Inc. and chairman of the board of directors of Pure Nickel Inc., both publicly listed natural resources companies.  Mr. Russell served as a director of Calais Resources, Inc. from 2005 to 2009. Mr. Russell received his bachelor’s degree in mining engineering degree from Montana Tech.  In determining Mr. Russell’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in mineral exploration, development, production and management, corporate transactions and financings, and his role as president and chief executive officer of Apollo.

Charles E. Stott. Mr. Stott has been an independent mining consultant since 1995 with T.P. McNulty and Associates, which provides consulting services to the mineral, metal and chemical industries. He has also served as a member of the board of directors of Hazen Research, Inc., a privately held industrial research firm, since 2002 and of Western Troy Capital Resources Inc., a publicly listed mineral resources company, since 2008. Mr. Stott was a director of the former Getchell Gold Corporation from 1996 to 1999. He was president and chief executive officer of the former Gold Capital Corporation from 1994 to 1995, of the former Horizon Resources Corporation from 1990 to 1993, and of the former Amax Gold Inc. from 1986 to 1989. All were publicly listed natural resource companies. Mr. Stott holds a mining engineering degree from the Colorado School of Mines and a J.D. degree from the Hastings College of Law, University of California.  In determining Mr. Stott’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in the mining industry, including exploration, development, production and management.

W.S. (Steve) Vaughan. Steve Vaughan is a partner in the business law group with Heenan Blaikie LLP, a law firm based in Toronto, focusing on the natural resources industry, particularly mining. From 2002 until February 2007, Mr. Vaughan was a partner of McMillan Binch Mendelsohn. Prior thereto he was a partner of Aird & Berlis LLP, a law firm, from 1974 until February 2002. He has worked in or been closely associated with all facets of the mineral exploration, mine finance and securities industries since 1955. Mr. Vaughan is a director and member of the Securities Committee of the Prospectors and Developers Association of Canada. Mr. Vaughan also serves as a director of Algoma Central Corporation, Copper Mesa Mining Corporation, Consolidated Tanager Limited, Ginguro Exploration, Inc., Platte River Gold Inc., Pure Nickel, Inc., Solomon Resources Limited and Western Troy Capital Resources Inc.  Mr. Vaughan was called to the Ontario Bar in 1967 and is a member of the Canadian Bar Association.  In determining Mr. Vaughan’s qualifications to serve on Apollo’s board of directors, Apollo’s Nominating Committee has considered, among other things, his experience and expertise in finance, banking, corporate governance and legal matters, particularly in the mining industry.

Executive Officers

Set forth below is certain information concerning the executive officers of Apollo.

Name	Age	Title(s)
R. David Russell	53	President and Chief Executive Officer
Melvyn Williams	61	Senior Vice President — Finance and Corporate Development and Chief Financial Officer
Richard F. Nanna	61	Senior Vice President — Exploration
Timothy G. Smith	53	Vice President — U.S. and Canadian Operations
Brent E. Timmons	40	Vice President & Controller

R. David Russell.  Mr. Russell is a director of Apollo and has served as Apollo’s president and chief executive officer since June 2002. Mr. Russell was a founder of Nevoro Gold Corporation in January 2002, the predecessor of Apollo Gold Corporation, and served as its president from February 2002 through June 2002. Mr. Russell was an independent mining consultant from 1999 to 2002. Mr. Russell also serves as a director of General Moly, Inc. and chairman of the board of directors of Pure Nickel, Inc.  Mr. Russell received his mining engineering degree from Montana Tech at the University of Montana.

Melvyn Williams.  Mr. Williams has served as Apollo’s chief financial officer since January 2005 and as the senior vice president — finance and corporate development since March 2004. From November 2003 through January 2004, Mr. Williams served as chief financial officer of Atlantico Gold, a private Brazilian mining company which held the Amapari gold project. From 2000 to November 2003, he served as chief financial officer of TVX Gold Inc., a gold mining company with five operating mines. Mr. Williams also serves as a director of Andina Minerals, Inc.  Mr. Williams is a chartered certified accountant and received an Master’s of Business Administration from Cranfield (UK) in 1988.

Richard F. Nanna. Mr. Nanna has served as Apollo’s senior vice president — exploration since June 2002. Mr. Nanna was a founder of Nevoro Gold Corporation in January 2002, the predecessor of Apollo Gold Corporation, and served as its vice president — exploration from February 2002 through June 2002. From 1999 to 2002, Mr. Nanna worked as an independent consultant. Mr. Nanna also serves as a director of General Moly, Inc. and Azteca Gold Corp.  Mr. Nanna received a Master’s Degree in Geology from Akron University in Ohio.

Timothy G. Smith. Mr. Smith has served as Apollo’s vice president – U.S. and Canadian operations since November 2008 and was previously vice president and general manager of Montana Tunnels Mining, Inc., formerly a wholly owned subsidiary of Apollo, from February 2004.  Prior to joining Apollo, Mr. Smith worked for Cominco Ltd. (before its merger with Teck Corp.) as operating manager at the Red Dog Mine from 1996 through 2003. Mr. Smith holds a Bachelor of Engineering — Metallurgical, from McGill University and is a Professional Engineer registered in British Columbia.

Brent E. Timmons. Mr. Timmons joined Apollo in April 2005 in the position of senior accountant and has been vice president and controller since March 2007. Prior to joining Apollo, Mr. Timmons worked for Enterprise Rent-A-Car for six years and prior to that worked as a Certified Public Accountant performing audit services in the private and governmental sectors.  Mr. Timmons holds a Master of Accountancy from Brigham Young University and is a certified public accountant.

Employment Agreements

Apollo has employment agreements with the following executive officers: R. David Russell, Apollo’s president and chief executive officer, Melvyn Williams, Apollo’s senior vice president — finance and corporate development and chief financial officer, Richard F. Nanna, Apollo’s senior vice president — exploration, Timothy G. Smith, Apollo’s vice president — U.S. and Canadian operations, and Brent E. Timmons, Apollo’s vice president and controller.  Apollo’s Compensation Committee believes that the employment agreements and the severance provided for therein are an important part of overall compensation for Apollo’s executive officers. The Compensation Committee believes that these agreements will help to secure the continued employment and dedication of these executive officers, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change in control. Apollo’s Compensation Committee also believes that these agreements are important as a recruitment and retention device, as all or nearly all of the companies with which Apollo competes for executive talent have similar agreements in place for their senior employees. To determine the terms of the change in control provisions, the Compensation Committee analyzed the terms of the similar arrangements. These factors lead to the amounts and the triggering events provided for under the agreements.

R. David Russell. Apollo assumed the terms and conditions of an employment agreement dated as of April 1, 2002 between Mr. Russell and Nevoro Gold Corporation, Apollo’s predecessor.  Mr. Russell’s employment agreement was amended on January 23, 2006 and March 18, 2009 and provides that:

•	Mr. Russell receives a minimum annual base salary of $380,000 and a discretionary annual cash bonus based on Apollo’s performance. As at April 29, 2010 Mr. Russell’s annual salary was $380,000;

•	Mr. Russell is entitled to receive an automobile allowance of $15,000 per annum and an allowance for social/sports club membership of $5,000 per annum; and

•
In the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Russell will be entitled to receive severance equal to 36 months of his base salary, 50% of the bonus entitlement for the 36 month period (such bonus entitlement is based on a percentage of annual base salary of up to 100%), and any other compensation to which he would otherwise have been entitled during such 36 month period and (ii) any options granted to Mr. Russell shall immediately vest.

On March 31, 2010, Apollo, 1526735 Alberta ULC, an unlimited liability company existing under the laws of the Province of Alberta and wholly owned by Apollo, and Linear Gold Corp. (“Linear”) entered into an Arrangement Agreement (the “Arrangement Agreement”) pursuant to which it is expected that the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Business Corporations Act (Alberta).

Upon the successful completion of the Arrangement, Mr. Russell shall resign from the position of president and chief executive officer of Apollo.  Apollo and Linear have agreed that Mr. Russell shall receive all termination and other amounts owing under his employment agreement as if he had been terminated without cause, which amounts shall not exceed approximately $1.7 million in the aggregate.  See the heading “Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions – Arrangement Agreement and Related Transactions” below.

Melvyn Williams. Mr. Williams’ employment agreement of February 16, 2004 was amended on January 23, 2006 and March 18, 2009 and provides that:

•	Mr. Williams receives a minimum annual base salary of $265,000 and a discretionary annual cash bonus based on Apollo’s performance. As at April 29, 2010 Mr. Williams’ annual salary was $265,000;

•	Mr. Williams is entitled to receive an automobile allowance of $10,000 per annum; and

•
in the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Williams will be entitled to receive severance equal to 24 months of his base salary, 50% of the bonus entitlement for the 24 month period (such bonus entitlement is based on a percentage of annual base salary of approximately 75%), and any other compensation to which he would otherwise have been entitled during such 24 month period and (ii) any options granted to Mr. Williams shall immediately vest.

Richard F. Nanna. Apollo assumed the terms and conditions of an employment agreement dated as of April 1, 2002, between Mr. Nanna and Nevoro Gold Corporation, Apollo’s predecessor.  Mr. Nanna’s employment agreement was amended on January 23, 2006 and March 18, 2009 and provides that:

•	Mr. Nanna receives a minimum annual base salary of $230,000 and a discretionary annual cash bonus based on Apollo’s performance. As at April 29, 2010 Mr. Nanna’s annual salary was $230,000;

•	Mr. Nanna is entitled to receive an automobile allowance of $15,000 per annum and an allowance for social/sports club membership of $5,000 per annum; and

•
In the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Nanna will be entitled to receive severance equal to 36 months of his base salary, 50% of the bonus entitlement for the 36 month period (such bonus entitlement is based on a percentage of annual base salary of approximately 75%), and any other compensation to which he would otherwise have been entitled during such 36 month period and (ii) any options granted to Mr. Nanna shall immediately vest.

Timothy G. Smith. Mr. Smith’s employment agreement provides that:

•
Mr. Smith receives a minimum annual base salary of $200,000 and a discretionary annual cash bonus based on the performance of the Black Fox and Montana Tunnels mines. As at April 29, 2010 Mr. Smith’s annual salary was $200,000;

•	Mr. Smith is entitled to an automobile for personal use; and

•
In the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), Mr. Smith will be entitled to receive severance equal to 15 months of his base salary and benefits to which he would otherwise have been entitled for a period of 12 months.

Brent E. Timmons. Mr. Timmons’ employment agreement provides that:

•	Mr. Timmons receives a minimum annual base salary of $140,000 and a discretionary annual cash bonus based on the performance of Apollo. As at April 29, 2010 Mr. Timmons’ annual salary was $140,000;

•	Mr. Timmons is entitled to an automobile allowance of $10,000 per annum; and

•
In the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), Mr. Timmons will be entitled to receive severance equal to 12 months of his base salary and benefits to which he would otherwise have been entitled for a period of 12 months.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Exchange Act requires Apollo’s officers and directors, and persons who own more than ten percent (10%) of any class of equity securities of Apollo, to file reports of ownership and changes of ownership of such securities with the SEC.  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Apollo pursuant to Section 16a-3 of the U.S. Exchange Act, no person who at any time during 2009 was a director, officer, or beneficial owner of more than ten percent (10%) of any class of equity securities of Apollo failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the U.S. Exchange Act during the most recent fiscal year.

Code of Business Conduct and Ethics

In 2003, Apollo formally adopted a Code of Business Conduct and Ethics and related policies, which sets high standards for ethical behavior throughout the organization. The Code of Business Conduct and Ethics provides the entire organization with the same frame of reference for dealing with sensitive and complex issues such as conflicts of interest, use of information, confidentiality of personal information, confidentiality of business information, corporate opportunities, use of inside information, fair trading, protection and use of company assets, accounting practices, records retention, compliance with laws, rules and regulations, and duty to report and consequences.

In addition, in 2004 Apollo formally adopted a Code of Ethics (the “Code”) pursuant to section 406 of the United States Sarbanes-Oxley Act of 2002 (“SOX”) and the rules of the NYSE Amex  in order to provide written standards and guidance to Apollo’s directors, principal executive officer, principal financial officer, principal accounting officer or controller or those performing similar functions and any ‘‘executive officers’’ (as defined under Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of Apollo not named above. The purpose of the Code is to promote:

•	honest, and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that Apollo files with, or submits to, the SEC and in other public communications made by Apollo;

•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

The Code is posted on Apollo’s website at www.apollogold.com. Amendments of/and waivers granted under the Code will be disseminated on Apollo’s website.

Director Nominations

Apollo’s board of directors will consider all potential candidates for nomination by the board of directors for election as directors who are recommended by Apollo’s shareholders, directors, officers, and employees.  Apollo’s Nominating Committee has adopted written procedures to be followed by shareholders in submitting such recommendations. Candidates proposed by shareholders will be evaluated by the Nominating Committee in the same manner as candidates who are not proposed by shareholders. While shareholders may propose director nominees at any time, Apollo must receive the required notice (described below) on or before the date set forth in the prior year’s annual proxy statement under the heading “Shareholder Proposals” in order to be considered by the Nominating Committee in connection with Apollo’s next annual meeting of shareholders.

Shareholders wishing to recommend a director candidate to serve on Apollo’s board of directors may do so by providing advance written notice to the chairman of Apollo’s Nominating Committee, which identifies the candidate and includes the information described below. The notice should be sent to the following address by the dates set forth under “Shareholder Proposals:” Apollo Gold Corporation, 5655 South Yosemite Street, Suite 200, Greenwood Village, Colorado, 80111-3220.

The notice shall contain the following information:

•	The name of the nominating shareholders and the address, phone number and e-mail address at which the nominating shareholders can be contacted.

•
Evidence of the number of common shares of Apollo held by the nominating shareholders, a statement of how long the nominating shareholders have held those shares, and a statement that the nominating shareholders will continue to hold those shares at least through Apollo’s next annual meeting of shareholders.

•	The candidate’s full name, together with the address, phone number and e-mail address at which the candidate can be contacted.

•	A statement of the candidate’s qualifications and experiences, and any other qualities that the nominating shareholders believe that the candidate would bring to Apollo’s board of directors.

•
A description of all arrangements or understandings, if any, between the shareholders and the candidate and any other person or persons with respect to the candidate’s proposed service on Apollo’s board of directors.

•
The candidate’s resume, which must include at a minimum a detailed description of the candidate’s business, professional or other appropriate experience for at least the last ten (10) years, a list of other boards of directors of public companies on which the candidate currently serves or on which he or she served in the last ten (10) years, and undergraduate and post-graduate educational information.

•
A written statement, signed by the candidate, agreeing that if he or she is selected by Apollo’s Nominating Committee and the board of directors, he or she will (i) be a nominee for election to Apollo’s board of directors, (ii) provide all information necessary for Apollo to include in Apollo’s proxy statement under applicable SEC or NYSE Amex rules, and (iii) serve as a director if he or she is elected by shareholders.

•	Any additional information that the nominating shareholders believe is relevant to Apollo’s Nominating Committee’s consideration of the candidate.

Apollo’s Nominating Committee may employ any of the following procedures in identifying nominees to serve as directors of Apollo: (a) evaluating persons suggested by shareholders or others, (b) conducting inquiries into background and qualifications, (c) retaining a search firm, (d) obtaining advice and assistance from internal or external legal, accounting, or other advisors, and (e) other procedures appropriate to the character of the expertise or other director characteristic needed on Apollo’s board of directors in any specific situation.

Apollo’s board of directors has adopted the following series of minimum qualifications and specific qualities and skills for Apollo’s directors, which will serve as the basis upon which potential director candidates are evaluated by Apollo’s Nominating Committee:

•	integrity;

•	commitment to devoting necessary time and attention to his or her duties to Apollo;

•	independence;

•	business experience;

•	specialized skills or experience;

•	diversity of background and experience (including race, ethnicity, nationality, gender and age);

•	freedom from conflicts of interest; and

•	other criteria appropriate to the character of the expertise or other director characteristic needed on Apollo’s board of directors in any specific situation.

With respect to the nomination of continuing directors for re-election, the individual’s contributions to Apollo’s board of directors are also considered. The board of directors believes that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of skills, experience, and knowledge that will assure that Apollo’s board of directors can continue to fulfill its responsibilities.  The board of directors takes into account the benefits of, but does ascribe any specific weight to, diversity of background and experience including matters of race, ethnicity, nationality, gender and age. Because the assessment of the diversity of Apollo’s board of directors as well as the effectiveness of achieving diversity from a variety of perspectives is based on the individual subjective evaluation of each director, Apollo’s board of directors does not engage in any formal benchmarking procedure in respect thereof.

Audit Committee and Audit Committee Financial Expert

During 2009, Apollo’s board of directors had four standing committees, namely, the Audit Committee, Compensation Committee, Technical Committee, and Nominating Committee.

The Audit Committee is composed of the following three independent non-employee directors: Messrs. Babensee, Kaiser and Peat.  Mr. Peat is chairperson of the Audit Committee.  Apollo’s board of directors has determined that each of Messrs. Babensee, Kaiser and Peat meet the independence and the financial literacy requirements of National Instrument 52-110 “Audit Committees,” the Toronto Stock Exchange, or TSX, and the NYSE Amex and the applicable rules and regulations promulgated by the SEC.  The board of directors has also determined that Mr. Peat is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Apollo’s board of directors has adopted a Charter of the Audit Committee, which, among other responsibilities, requires the Audit Committee to oversee Apollo’s financial reporting process and the quality of its financial reporting.  In discharging its responsibilities, the Audit Committee meets regularly with Apollo’s auditors and chief financial officer.  The Audit Committee Charter is posted on Apollo’s website at www.apollogold.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Apollo experienced dramatic changes during the past year.  To properly understand Apollo and its compensation philosophies, it is important to understand its business environment and the recent hardships that it has faced.  Among other things, during 2009 Apollo transitioned its operational focus from its Montana Tunnels mine, which ceased milling operations on April 30, 2009 to its Black Fox mine, a new mining operation, which began commercial gold production in late May 2009.  Apollo believes that fully understanding the steps it has taken over the past year to forge ahead into the next decade will provide insight into its past compensation practices and the steps it intends to take in the future to align the interests of its executives with the interests of Apollo’s shareholders.

Business Environment

In 2009, Apollo encountered a number of significant challenges.  During the first quarter of 2009, Apollo expended substantial effort to obtain the necessary financing to satisfy certain debt obligations and fund the start up of its Black Fox mine.  During the second quarter of 2009, Apollo faced the operational challenge of transitioning the Montana Tunnels property from an operational mine and milling facility to a care and maintenance property while concurrently bringing its Black Fox mine into production to ensure continuity in Apollo’s revenue stream.  Finally, although the Black Fox mill was processing ore at the rate planned and recoveries were satisfactory, the grade of ore delivered to the mill was lower than expected.  As a result, for the three-month period ended July 31, 2009, gold production was less than 80% of the amount that we agreed to produce with the Project Facility Banks.  This shortfall triggered a “review event” as defined in the Project Facility.  A “review event” enables the Project Facility Banks to review the Project Facility and determine if they wish to continue with the financing.  Despite these and other challenges, our management team was able to:

•	negotiate and enter into the Black Fox project finance facility and completion of a private placement in July 2009 which enabled Apollo to move forward with the development of its Black Fox mine;

•	commence commercial gold production at the Black Fox mine and increase throughput of the Black Fox mill;

•	complete the acquisition of certain mineral properties referred to as the Pike River Property located near Apollo’s Black Fox mine and Grey Fox property;

•	commence an exploratory drilling program on the Grey Fox and Pike River properties;

•	place the Montana Tunnels mine on care and maintenance and adopt a plan to sell Apollo’s interest in the mine, which sale was completed in 2010;

•
negotiate a series of deferments in connection with the Black Fox project finance facility thereby allowing Apollo to work with the Project Facility Banks to develop a new resource model and life of mine plan; and

•	continue standardization of processes and procedures at Black Fox to eliminate redundancies and reduce costs.

Overview of Executive Compensation For 2009

Historically, Apollo has awarded incentive compensation to its executive officers based, in part, on individual performance as generally discussed in the sections that follow.  This individual component of incentive compensation is paid in the form of cash bonuses and equity compensation and is generally distributed in during the first quarter each year.

In light of the pending transaction with Linear, Apollo’s board of directors has not made any decisions or assessments regarding incentive compensation for the fiscal year ended December 31, 2009.  Apollo’s board of directors, upon the recommendation of the Compensation Committee, has determined that this deviation from historical compensation practices is appropriate because of the pendency of the Arrangement and the restrictions on payments of incentive compensation and grants of equity compensation contained in the Arrangement Agreement.

Objectives of Apollo’s Compensation Program

The Compensation Committee of Apollo’s board of directors (for the purposes of this discussion, the “Committee”) has responsibility for approving the compensation program for Apollo’s chief executive officer, chief financial officer and three other most highly compensated executive officers (collectively, the “Named Executive Officers”).  The Committee acts pursuant to the Compensation Committee Charter that has been approved by Apollo’s board of directors.

The compensation program for Apollo’s Named Executive Officers is designed to attract, retain and reward talented executives who can contribute to Apollo’s long-term success and thereby build value for Apollo’s shareholders. The program is organized around four fundamental principles:

A Substantial Portion of Apollo’s Named Executive Officer Compensation Program Should Be Performance-Based. Apollo’s compensation program is designed to reward superior performance. It accomplishes this in a number of ways. In terms of cash compensation, target award opportunities provided to each Named Executive Officer under Apollo’s bonus plan (which pays bonuses on the basis of performance over a one-year period) are set at a percentage of each Named Executive Officer’s base salary, which is generally in the range of 50% for vice presidents, 75% for senior vice presidents and up to 100% for the chief executive officer. Whether and to what extent bonuses under the bonus plan are paid depends entirely on the extent to which the company-wide, mine and project and individual goals set by the Committee pursuant to the bonus plan are attained.

A Substantial Portion of Named Executive Officer Compensation Should Be Delivered in the Form of Equity Awards. The Committee believes that a substantial portion of total compensation should be delivered in the form of equity in order to align the interests of Apollo’s Named Executive Officers with the interests of Apollo’s shareholders. In terms of equity awards, the target award opportunities provided to each Named Executive Officer are set as a percentage of each Named Executive Officer’s base salary, which is generally in the range of 50% for vice presidents, 75% for senior vice presidents and 100% for the chief executive officer. Whether and to what extent equity awards are made depends entirely on the extent to which the company-wide, mine and project and individual goals set by the Committee are attained. The stock option awards are valued at the grant date fair value.

Apollo’s Compensation Program for Named Executive Officers Should Enable Apollo to Compete for First-Rate Executive Talent. Apollo’s shareholders are best served when Apollo can attract and retain talented executives with compensation packages that are competitive but fair. The Committee has historically striven to create a compensation package for Named Executive Officers that delivers total compensation that is competitive in comparison to the average of the total compensation delivered by certain peer companies with which Apollo competes for executive talent (the “Peer Group”). To assist in making this comparison, the Committee subscribes to the annual Mining Industry Salary Survey published by Coopers Consulting Ltd. In 2009, the Peer Group selected by the Committee consisted of the following companies:

Lake Shore Gold Corp.	Alamos Gold Inc.
Aurizon Mines Ltd.	Eldorado Gold Corp.
Golden Star Resources Ltd.	Minefinders Ltd.

Apollo’s Compensation Program for Named Executive Officers Should Be Fair, and Perceived as Such, Both Internally and Externally. The Committee strives to create a compensation program that will be perceived as fair, both internally and externally. It accomplishes this by comparing the compensation that is provided to Apollo’s Named Executive Officers:

(i)        to the compensation, as described above, provided to officers of the companies included in the Peer Group, as a means to measure external fairness; and

(ii)       to other senior employees of Apollo, as a means to measure internal fairness.

The Elements of Apollo’s Compensation Program

This section describes the various elements of Apollo’s compensation program for Named Executive Officers, together with a discussion of various matters relating to those items, including why the Committee chooses to include the items in the compensation program.

Cash Compensation

Apollo’s compensation program for Named Executive Officers is designed so that a percentage of each Named Executive Officer’s total compensation is paid in cash.  Cash compensation paid is comprised of salary and, if earned, a cash bonus pursuant to Apollo’s bonus plan. The percentage of cash compensation paid relative to a Named Executive Officer’s total compensation is generally set at up to 75% of total compensation in the case of vice presidents, up to 70% for senior vice presidents and up to 67% for the president. Salary is included in Apollo’s Named Executive Officer compensation package because the Committee believes it is appropriate that some portion of the compensation that is provided to Named Executive Officers be in a form that is fixed and liquid. Performance-based bonuses are included to incentivize Apollo’s Named Executive Officers to attain particular objectives that the Committee believes are consistent with the overall goals set for Apollo by its board of directors. The components comprising the cash portion of total compensation are described below.

Salary. Base salary for Named Executive Officers for any given year is generally fixed by the Committee at its meeting in March of each year. Increases or decreases in base salary on a year-over-year basis are dependent on the Committee’s assessment of the performance of Apollo overall, Apollo’s mining projects and the particular individual. Other than the fact that executive officers have employment agreements with a minimum level of salary specified within the agreement, the Committee is free to set Named Executive Officer salary at any level it deems appropriate. In fixing salaries, the Committee is generally mindful of its overall goal to keep cash compensation for its executive officers within the range of cash compensation paid by companies in Apollo’s Peer Group. The amount of cash compensation that is provided in the form of salary is generally less, assuming threshold performance levels are met, than the amount that is provided in the form of bonuses and equity awards under Apollo’s short and long-term bonus plans, each of which is described below. This weighting reflects the Committee’s objective of ensuring that a substantial amount of each Named Executive Officers total compensation is tied to company-wide, mine and project results and individual performance goals.

Bonus Plans. Apollo has a cash bonus plan in which Named Executive Officers participate. This plan, which is described below, provides cash compensation to Named Executive Officers only if, and to the extent that, performance conditions set by the Committee are met. Bonus targets are set annually based on Apollo’s plan and budget for such fiscal year and are set at levels that Apollo believes will be reasonably difficult to achieve.

In determining the amount of target bonuses under the bonus plan, the Committee considers several factors, including:

(i)        the target bonuses set, and actual bonuses paid, in recent years;

(ii)       the desire to ensure, as described above, that a substantial portion of total compensation is performance-based;

(iii)      the relative importance, in any given year, of the long and short-term performance goals established pursuant to the bonus plan; and

(iv)      the compensation practices of the Peer Group, as determined in published compensation surveys.

Performance objectives for the bonus plan are developed through an iterative process. Based on a review of business plans, management, which includes the Named Executive Officers, develops preliminary recommendations for Committee review. The Committee reviews management’s preliminary recommendations and establishes final goals. In establishing final goals, the Committee strives to ensure that the incentives provided pursuant to the bonus plan are consistent with the strategic goals set by Apollo’s board of directors, that the goals set are sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall Named Executive Officer compensation program established by the Committee. The Committee reserves the discretion to reduce or not pay bonuses under the bonus plan even if the relevant performance targets are met.

If the Arrangement is not consummated, the Committee intends to reevaluate the payment of incentive compensation relative to each executive officer’s individual performance in accordance with its customary practices as outlined below and make recommendations to Apollo’s board of directors in respect thereof at the first meeting of the board of directors immediately following termination of the Arrangement.  If the Arrangement is consummated, the Committee will reevaluate the payment of incentive compensation relative to each executive officer’s individual performance and make recommendations to Apollo’s board of directors in respect thereof at the first meeting of the board of directors following consummation of the Arrangement.

For the fiscal year ended December 31, 2009, the bonus targets upon which cash bonuses were to be based included the following objectives:

•	completion of the project financing of the Black Fox project by February 2009;

•	commencement of gold production at Black Fox during May 2009 and the achievement of planned production;

•	completion of the stripping of the glacial till for Phase I of the Black Fox open pit by June 2009;

•	completion of all mine site infrastructure at Black Fox by October 2009;

•	ensuring that the Black Fox project passes all of the completion tests, as set out in the Project Facility Agreement, by October 31, 2009;

•	commencement of permitting Phase II and III of the Black Fox open pit during the second quarter 2009, to be substantially completed by December 31, 2009;

•	completion of the initial exploration work program at Grey Fox by November 2009 with the goal of publishing an inferred resource in the first quarter 2010;

•	production at the Montana Tunnels mine to average a mill throughput rate of 13,000 tpd ore for the period January through April 2009 at planned metal production;

•	placement of the Montana Tunnels mine on care and maintenance in May 2009; and

•	conversion of Apollo’s financial reporting from Canadian GAAP to U.S. GAAP for the fiscal year ended December 31, 2009.

Some of the bonus targets above were not achieved; in particular the targeted Black Fox mine gold production and the completion of the tests required by the Project Facility Banks as part of the Project Facility.  Production of gold did commence on schedule in May 2009 and the mill was successful in achieving the targeted throughput rate of 2,000 tonnes per day of ore during the last quarter 2009.  However, as noted in Apollo’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, Apollo triggered a review event as defined in the Project Facility as a result of failing to achieve 80% of its targeted production during that quarter.

In light of the pending transaction with Linear and the limitations contained in the Arrangement Agreement on awarding incentive compensation prior to the closing of the Arrangement, Apollo’s board of directors has not made any decisions or individual assessments regarding incentive compensation for the fiscal year ended December 31, 2009.

Equity Compensation

As described above, the Committee believes that a portion of each Named Executive Officer’s compensation should be in the form of equity awards because the Committee believes that such awards serve to align the interests of Named Executive Officers and Apollo’s shareholders. Equity awards to Apollo’s Named Executive Officers are made pursuant to Apollo’s Stock Option Incentive Plan. The Stock Option Incentive Plan provides for awards in the form of stock options.  The principal terms of the Stock Option Incentive Plan are summarized below under the heading “Apollo Stock Option Incentive Plan Information.”

The amount of equity compensation that is provided to each Named Executive Officer in a given year is generally determined by reference to the Named Executive Officer’s base salary for that year. That is, the Committee each year approves an equity award or awards for each Named Executive Officer with a cash value that is determined by multiplying the Named Executive Officer’s base salary by a percentage that is chosen by the Committee. The percentage that the Committee selects for these purposes in a given year is dependent on the Committee’s assessment, for that year, of the appropriate balance between cash and equity compensation. In making that assessment, the Committee considers factors such as the relative merits of cash and equity as a device for retaining and incentivizing Named Executive Officers and the practices, as reported in published compensation surveys, of other companies in the Peer Group.

In light of the pending transaction with Linear and the limitations contained in the Arrangement Agreement on awarding equity compensation prior to the closing of the Arrangement, Apollo’s board of directors has not made any decisions or individual assessments regarding equity awards for the fiscal year ended December 31, 2009.

Practices Regarding the Grant of Options

The Committee has generally followed a practice of making all option grants to its executive officers during the first quarter of each year based on the previous year’s performance. For the last 5 years, the Committee has granted these annual awards at its regularly scheduled meeting in March.  Apollo does not otherwise have any program, plan or practice to time annual option grants to its executives in coordination with the release of material non-public information.

While the bulk of Apollo’s option awards to Named Executive Officers have historically been made pursuant to Apollo’s annual grant program, the Committee retains the discretion to make additional awards to Named Executive Officers at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. Apollo refers to such grants as “ad hoc” awards. The Committee has generally followed the practice of making such ad hoc awards only during a time when Apollo’s Named Executive Officers would be permitted, pursuant to Apollo’s insider trading policy, to trade in Apollo’s securities. Other than in this respect, Apollo does not have any program, plan or practice to time ad hoc awards in coordination with the release of material non-public information.

Peer Comparisons and Survey Data

In its annual evaluation of the compensation of Apollo’s executive officers, the Committee uses peer comparisons and survey sources to obtain a general understanding of current compensation practices for the market in which Apollo competes.  Specifically, the Committee reviews the annual Mining Industry Salary Survey published by Coopers Consulting Ltd., a national, broad-based industry survey, and relevant data from the peer group identified above.  The Committee does not benchmark executive compensation at a certain level or percentile based on the survey or peer comparison data.  Rather, this data is only one of the components considered when setting executive compensation.  Other factors include, but are not necessarily limited to, level of responsibility, individual performance, and budget constraints.

In evaluating the appropriateness and adequacy of Apollo’s compensation structure for its executive officers, the Committee considered a peer group of companies with similar principal corporate offices, levels of mineral production and amount of mineral reserves.  The Committee believes these factors are appropriate as reference points to determine the composition of the peer group because they provide a reasonable basis for comparing like positions and scopes of responsibilities.

Perquisites

The Named Executive Officers receive various perquisites provided by or paid for by Apollo. These perquisites can include memberships in social and sports clubs, car allowances and gross up payments equal to the taxes payable on certain perquisites.

Apollo provides these perquisites because:

(i)        in many cases, such as membership in social and sports clubs, the perquisite makes Apollo’s executives more efficient and effective and thereby is a benefit to us, and

(ii)       these perquisites are provided by a number of companies in the Peer Group to their named executive officers and it is therefore important for retention and recruitment purposes that Apollo does the same.

The Committee reviews the perquisites provided to its Named Executive Officers on a regular basis, in an attempt to ensure that they continue to be appropriate in light of the Committee’s overall goal of designing a compensation program for Named Executive Officers that maximizes the interests of Apollo’s shareholders.

Executive Officers

See the Section above entitled “ITEM 11. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Executive Officers” for a description of our Named Executive Officers, their background and experience and their employment agreements with Apollo.

Stock Ownership Guidelines

Apollo has not established stock ownership guidelines for the Named Executive Officers. Apollo’s Insider Trading and Confidentiality Policy prohibits Apollo’s executive officers from engaging in selling short Apollo’s common shares or engaging in hedging or offsetting transactions regarding Apollo’s common shares.

Role of Executive Officers in Compensation Decisions

Apollo’s chief executive officer annually reviews the performance of each Named Executive Officer (other than the chief executive officer whose performance is reviewed by the Committee). The conclusions and recommendations reached, which cover salary adjustments and annual award amounts, are presented to the Committee.  The Committee can exercise discretion in modifying any of the recommended salary adjustments or annual awards.  Executive officers of Apollo have no role in the compensation of Apollo’s directors.

Indemnification Agreements

Apollo has entered into indemnification agreements with its directors and senior executives. These agreements indemnify such persons against certain liabilities that may arise by reason of their status as a director or officer, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under the directors and officers liability insurance policy. Apollo believes these indemnification agreements enhance Apollo’s ability to attract and retain knowledgeable and experienced executives and independent, non-management directors.

Tax Implications of Executive Compensation

Apollo’s program was structured to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, which places a limit of $1,000,000 on the amount of compensation that may be deducted by Apollo in any year with respect to the Named Executive Officers unless the compensation is performance based compensation as described in such Section 162(m).

Summary Compensation Table For Named Executive Officers

The following table sets forth the compensation earned by the Principal Executive Officer, Principal Financial Officer and other Named Executive Officers for services rendered to Apollo and its subsidiaries for the fiscal years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
R. David Russell,	2009	366,638	0	0	140,680	0	0	18,091	(2)	525,409
President and Chief	2008	299,423	272,800	0	218,642	0	0	15,903	(2)	806,768
Executive Officer	2007	255,000	136,000	0	187,738	0	0	13,306	(2)	592,044

Melvyn Williams,	2009	248,654	0	0	99,130	0	0	20,397	(2)	360,181
Chief Financial Officer	2008	174,231	130,950	0	98,389	0	0	20,170	(2)	423,740
and Senior VP —	2007	150,000	100,000	0	150,190	0	0	19,380	(2)	420,570
Finance and Corporate
Development

Richard F. Nanna,	2009	220,385	0	0	99,130	0	0	8,900	(2)	328,415
Senior Vice President —	2008	174,231	130,950	0	98,389	0	0	6,925	(2)	410,495
Exploration	2007	150,000	100,000	0	150,190	0	0	5,535	(2)	405,725

Timothy G. Smith,	2009	188,462	0	0	43,827	0	0	13,668	(3)	245,957
Vice President — U.S.	2008	147,582	67,500	0	59,033	0	0	3,653	(3)	278,768
and Canadian Operations	2007	135,000	50,000	0	50,689	0	0	5,542	(3)	241,231

Brent E. Timmons,	2009	135,192	0	0	33,601	0	0	15,733	(4)	184,526
Vice President &	2008	112,115	51,750	0	50,288	0	0	14,895	(4)	229,048
Controller	2007	94,615	50,000	0	30,038	0	0	12,001	(4)	186,654

(1)           Apollo calculates the fair value of each option award granted at the time of grant using the Black-Scholes option-pricing model.  For the assumptions made in calculating the fair value of options, see footnote (2) to the table in “Grants of Plan-Based Awards” below and “Note 14—Share Capital” to the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)           In 2007, 2008 and 2009 Apollo paid a vehicle allowance, plus a sports club allowance, life insurance, and a contribution towards his tax liability related to the preceding items.

(3)           In 2007, 2008 and 2009 Apollo paid a vehicle allowance and life insurance.

(4)           In 2007, 2008 and 2009 Apollo paid a vehicle allowance, a sports club allowance and life insurance.

Grants Of Plan-Based Awards

The following table provides information related to non-equity and equity-based awards made to the Named Executive Officers for the 2009 fiscal year:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number	All Other Option Awards: Number of Securities	Exercise or Base Price of
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold #	Target #	Maximum #	of Shares of Stock or Units	Underlying Options (1)(2)	Option Awards ($/Sh)
R. David Russell,	March 31, 2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	650,000	0.32
President and Chief
Executive Officer

Melvyn Williams,	March 31, 2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	458,025	0.32
Chief Financial
Officer and Senior
Vice President —
Finance and
Corporate
development

Richard F. Nanna,	March 31, 2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	458,025	0.32
Senior Vice
President —
Exploration

Timothy G. Smith,	March 31, 2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	202,500	0.32
Vice President —
U.S. and Canadian
Operations

Brent E. Timmons,	March 31, 2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	155,250	0.32
Vice President and
Controller

(1)	All options were granted under Apollo’s Stock Option Incentive Plan.

(2)	The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2009	2008	2007
Risk-free interest rate	1.9%	2.9%	4.0%
Dividend yield	0%	0%	0%
Volatility	78%	73%	71%
Expected life in years	6	6	6
Weighted average grant-date fair value of stock options	$0.22	$0.44	$0.37

Apollo Stock Option Incentive Plan Information

Apollo’s Amended and Restated Stock Option Incentive Plan (the “Stock Option Incentive Plan”) was approved by the Committee and the board of directors in 2009 partially in response to the board of directors’ belief that the 3,858,377 shares then outstanding and available for future issuance under plan did not give Apollo sufficient flexibility to adequately provide for future incentives to Apollo’s employees and directors.  Apollo’s shareholders approved the Stock Option Incentive Plan at Apollo’s 2009 annual meeting of shareholders on May 7, 2009.  The principal terms of the Stock Option Incentive Plan are summarized below.

Purpose. The purpose of the Stock Option Incentive Plan is to attract and motivate directors, officers, employees of and service providers to Apollo and its subsidiaries and thereby advance Apollo’s interests by affording such persons an opportunity to acquire an equity interest in Apollo through the stock options.

Administration. The Committee, which administers the Stock Option Incentive Plan, has authority under the plan to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements, subject to requirements of applicable regulatory authorities. The Stock Option Incentive Plan permits Apollo’s board of directors to grant options for the purchase of Apollo common shares for a term of up to 10 years.

Authorized Shares; Limits on Awards. The number of Apollo common shares granted pursuant to each option is determined in the discretion of Apollo’s board of directors, provided that in the case of any one person, the aggregate number of Apollo common shares reserved for issuance may not exceed 5% of the total number of Apollo common shares outstanding at the time of the grant. The aggregate number of Apollo common shares reserved for issuance to insiders of Apollo (as defined in the Stock Option Incentive Plan), at any time, or in any one-year period, under all security based compensation arrangements, cannot exceed 10% of the total number of outstanding Apollo common shares.

Eligibility. Persons eligible to receive awards under the Stock Option Incentive Plan include directors, executive officers, employees and consultants of Apollo and its affiliates. Vesting provisions with respect to the options are determined and imposed by Apollo’s board of directors, at their discretion.

Pricing of Awards. In accordance with the provisions of the Stock Option Incentive Plan, the option price and the terms and conditions on which the options may be exercised are set out in written stock option agreements, in the form approved by Apollo’s board of directors, entered into by Apollo and each option holder. Under the Stock Option Incentive Plan, the option price is determined by Apollo’s board of directors and may either be in Canadian dollars or United States dollars. If the exercise price is in Canadian dollars, the exercise price shall not be lower than the closing price on the TSX on the trading day prior to the date of the grant. If the exercise price is in United States dollars, the exercise price shall not be lower than the greater of: (a) the closing price on the NYSE Amex on the trading day prior to the date of the grant, or (b) the closing price on the TSX (such closing price converted into United States dollars using the Bank of Canada noon nominal rate of exchange on the same date as such closing price) on the trading day prior to the date of the grant.

Transfer Restrictions; Termination of Awards. The options are not transferable and terminate on the earlier of the expiry date and the date that the optionee ceases to be eligible for any reason whatsoever, other than death. In the event of death, the option is fully exercisable by the optionee’s legal representative on the earlier of the expiry date and one year from the date of death. Option agreements approved by Apollo’s board of directors may provide that all or any part of the options that are outstanding upon the occurrence of a change of control may continue to be exercised by the holder for such extended period up to and including the normal expiry date of such options.

Loans. Subject to compliance with applicable corporate and securities Laws, Apollo’s board of directors may at any time authorize Apollo to loan money to a plan participant in order to assist him or her to exercise options granted under the Stock Option Incentive Plan. Such loan shall be provided on a non-recourse basis, shall be non-interest bearing and shall be on such other terms and conditions to be determined from time to time by Apollo’s board of directors. Apollo’s board of directors has not loaned any money to option holders and has no intention to do so in the future.

Changes to the Stock Option Incentive Plan. The Stock Option Incentive Plan may be amended by Apollo’s board of directors, subject to approval of the shareholders as well as the TSX and the NYSE Amex.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information related to any equity-based awards outstanding as of December 31, 2009 for the Named Executive Officers:

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
R. David Russell,	250,000			2.24	2/18/2013
President and Chief	250,000			0.65	3/10/2015
Executive Officer(1)	81,000			0.48	8/10/2016
	500,000			0.57	2/6/2017
	250,000	250,000		0.66	3/27/2018
		650,000		0.32	3/31/2019

Melvyn Williams,	200,000			2.05	3/10/2014
Chief Financial	125,000			0.65	3/10/2015
Officer and Senior	125,000			0.65	3/28/2016
Vice President —	27,000			0.48	8/10/2016
Finance and	400,000			0.57	2/6/2017
Corporate	112,500	112,500		0.66	3/27/2018
Development(2)		458,025		0.32	3/31/2019

Richard F. Nanna,	200,000			2.24	2/18/2013
Senior Vice	250,000			0.65	3/10/2015
President —	400,000			0.57	2/6/2017
Exploration(3)	112,500	112,500		0.66	3/27/2018
		458,025		0.32	3/31/2019

Timothy G. Smith,	60,000			2.05	3/10/2014
Vice President —	125,000			0.65	3/10/2015
US and Canadian	60,000			0.20	12/12/2015
Operations (4)	135,000			0.57	2/6/2017
	67,500	67,500		0.66	3/27/2018
		202,500		0.32	3/31/2019

Brent E. Timmons,	40,000			0.20	12/12/2015
Vice President and	80,000			0.57	2/6/2017
Controller(5)	57,500	57,500		0.66	3/27/2018
		155,250		0.32	3/31/2019

(1)
R. David Russell – 250,000 unexercised options with a strike price of $0.66 vested on March 27, 2010.  Of the 650,000 unexercised options with a strike price of $0.32, 50% vested on March 31, 2010 and 50% will vest on March 31, 2011.

(2)
Melvyn Williams – 112,500 unexercised options with a strike price of $0.66 vested on March 27, 2010.  Of the 458,025 unexercised options with a strike price of $0.32, 50% vested on March 31, 2010 and 50% will vest on March 31, 2011.

(3)
Richard F. Nanna  – 112,500 unexercised options with a strike price of $0.66 vested on March 27, 2010.  Of the 458,025 unexercised options with a strike price of $0.32, 50% vested on March 31, 2010 and 50% will vest on March 31, 2011.

(4)
Timothy G. Smith – 67,500 unexercised options with a strike price of $0.66 vested on March 27, 2010.  Of the 202,500 unexercised options with a strike price of $0.32, 50% vested on March 31, 2010 and 50% will vest on March 31, 2011.

(5)
Brent E. Timmons  – 57,500 unexercised options with a strike price of $0.66 vested on March 27, 2010.  Of the 155,250 unexercised options with a strike price of $0.32, 50% vested on March 31, 2010 and 50% will vest on March 31, 2011.

Option Exercises and Stock Vested

The following table provides information related to stock options exercised by the Named Executive Officers and restricted stock that became vested during the 2009 fiscal year for the Named Executive Officers:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
R. David Russell,	0	0	0	0
President and Chief Executive Officer

Melvyn Williams,	0	0	0	0
Chief Financial Officer and Senior
Vice President — Finance and
Corporate Development

Richard F. Nanna,	0	0	0	0
Senior Vice President — Exploration

Timothy G. Smith,	0	0	0	0
Vice President — U.S. and Canadian
Operations

Brent E. Timmons,	0	0	0	0
Vice President and Controller
Administration

Potential Payments Upon Termination Or Change In Control

Apollo has entered into employment agreements with the following Named Executive Officers: R. David Russell, Melvyn Williams, Richard F. Nanna, Timothy G. Smith and Brent E. Timmons.  These employment agreements provide for payments and other benefits if the Named Executive Officer is terminated under the circumstances specified in the employment agreements following a “change of control” as defined in such employment agreements. Described below are the terms of such payments and estimates regarding the amounts for each of the Named Executive Officers.

Upon the successful completion of the Arrangement, Mr. Russell shall resign from the position of president and chief executive officer of Apollo.  Apollo and Linear have agreed that Mr. Russell shall receive all termination and other amounts owing under his employment agreement as if he had been terminated without cause, which amounts shall not exceed approximately $1.7 million.

R. David Russell. In the event of the termination of his employment without cause or upon a change of control of Apollo (defined, according to the March 20, 2009 amendment to Mr. Russell’s employment agreement with Apollo, as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Russell will be entitled to receive severance equal to 36 months of his base salary, 50% of the bonus entitlement for the 36 month period (such bonus entitlement is based on a percentage of annual base salary of up to 100%), and any other compensation/benefits to which he would otherwise have been entitled during such 36 month period and (ii) any options granted to Mr. Russell shall immediately vest.

If Mr. Russell had been terminated on December 31, 2009 without cause or as the result of a change of control, he would have been entitled to the following:

Salary	$1,140,000	Lump sum
Bonus	570,000	Lump sum
Health care benefits	45,000	3 years duration
Vehicle	45,000	3 years duration
Sports Club	15,000	3 years duration
Total	$1,715,000

Melvyn Williams. Mr. Williams’ employment agreement provides that, in the event of the termination of his employment without cause or upon a change of control of Apollo (defined, according to the March 20, 2009 amendment to Mr. Williams’ employment agreement with Apollo, as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Williams will be entitled to receive severance equal to 24 months of his base salary, 50% of the bonus entitlement for the 24 month period (such bonus entitlement is based on a percentage of annual base salary of approximately 75%), and any other compensation/benefits to which he would otherwise have been entitled during such 24 month period and (ii) any options granted to Mr. Williams shall immediately vest.

If Mr. Williams had been terminated on December 31, 2009 without cause or as the result of a change of control, he would have been entitled to the following:

Salary	$530,000	Lump sum
Bonus	265,000	Lump sum
Health care benefits	30,000	2 years duration
Vehicle	20,000	2 years duration
Total	$845,000

Richard F. Nanna. Mr. Nanna’s employment agreement provides that, in the event of the termination of his employment without cause or upon a change of control of Apollo (defined, according to the March 20, 2009 amendment to Mr. Nanna’s employment agreement with Apollo, as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), (i) Mr. Nanna will be entitled to receive severance equal to 36 months of his base salary, 50% of the bonus entitlement for the 36 month period (such bonus entitlement is based on a percentage of annual base salary of approximately 75%), and any other compensation/benefits to which he would otherwise have been entitled during such 36 month period and (ii) any options granted to Mr. Nanna shall immediately vest.

If Mr. Nanna had been terminated on December 31, 2009 without cause or as the result of a change of control, he would have been entitled to the following:

Salary	$690,000	Lump sum
Bonus	345,000	Lump sum
Health care benefits	45,000	3 years duration
Vehicle	45,000	3 years duration
Sports Club	15,000	3 years duration
Total	$1,140,000

Timothy G. Smith. Mr. Smith’s employment agreement provides that, in the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), Mr. Smith will be entitled to receive severance equal to 15 months of his base salary and benefits to which he would otherwise have been entitled for a period of 12 months.

If Mr. Smith had been terminated on December 31, 2009 without cause or as the result of a change of control, he would have been entitled to the following:

Salary	$250,000	Lump sum
Health care benefits	18,750	1 year duration
Vehicle	10,000	1 year duration
Total	$278,750

Brent E. Timmons. Mr. Timmons’ employment agreement provides that, in the event of the termination of his employment without cause or upon a change of control of Apollo (defined as the occurrence, within a single transaction or series of related transactions occurring within the same 12-month period, of a change in the identity of persons who individually or collectively hold rights to elect, or to approve the election of, a majority of the members of Apollo’s board of directors, including, without limitation, transactions consisting of one or more sales or other transfers of assets or equity securities, mergers, consolidations, amalgamations, reorganizations, or any similar transactions), Mr. Timmons will be entitled to receive severance equal to 12 months of his base salary and benefits to which he would otherwise have been entitled for a period of 12 months.

If Mr. Timmons had been terminated on December 31, 2009 without cause or as the result of a change of control, he would have been entitled to the following:

Salary	$140,000	Lump sum
Health care benefits	15,000	1 year duration
Vehicle	10,000	1 year duration
Total	$165,000

Indebtedness Of Directors And Officers

No director or officer of Apollo, and no associate of any director or officer of Apollo, was indebted to Apollo at any time during the year ended December 31, 2009.

Directors’ And Officers’ Insurance

Apollo has directors’ liability insurance for the directors and officers of Apollo and its subsidiaries. The aggregate annual premium is $136,600. The annual insurance coverage under the applicable policy is limited to $10,000,000 per policy year with an additional $10,000,000 excess coverage per year.

There is a $150,000 deductible provision for securities claims and $100,000 deductible provision for all other claims made by Apollo. The limit does not apply to claims by any director or officer.

Compensation of Directors

The director compensation program is designed to enable Apollo to attract and retain highly qualified individuals to serve as directors. In 2009, directors’ compensation, which is paid only to non-employee directors, consisted of:

•	an annual retainer of $12,500;

•	additional annual retainer of chairman of the Apollo Board of $15,000;

•	a board meeting fee of $1,000 per meeting if attended in person or $500 if attended telephonically;

•	an additional annual retainer for audit committee chairperson of $10,000 and additional annual retainer for other committee chairpersons of $5,000;

•	a committee meeting fee of $750 per meeting if attended in person or $500 if attended telephonically;

•	a travel fee of $500 per travel day, other than a day on which a meeting occurs; and

•	reimbursement of related travel and out-of-pocket expenses.

The compensation entitlements referred to above were adopted by Apollo’s board of directors effective January 1, 2009.  Directors of Apollo are also eligible to receive options to acquire shares of Apollo. The number of options is determined by Apollo’s board of directors after reviewing the recommendations of the Committee.

The following table summarizes the compensation paid by Apollo to non-employee directors for the fiscal year ended December 31, 2009:

Name	Fees Earned ($)	Stock Awards ($)	Option Awards (1)(2) ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
G. Michael Hobart	24,000	0	10,822	0	0	0	34,822
Marvin K. Kaiser	34,500	0	10,822	0	0	0	45,322
David W. Peat	43,000	0	10,822	0	0	0	53,822
Robert Babensee	38,000	0	10,822	0	0	0	48,822
Charles E. Stott, Jr.	55,500	0	14,068	0	0	0	69,568
W.S. (Steve) Vaughan	21,500	0	10,822	0	0	0	32,322

(1)
As of December 31, 2009, the aggregate number of option awards outstanding for each director was as follows: G. Michael Hobart — 295,000 (of which 227,500 were vested), Marvin K. Kaiser — 255,000 (of which 187,500 were vested), David W. Peat — 255,000 (of which 187,500 were vested), Robert Babensee — 255,000 (of which 187,500 were vested), Charles E. Stott, Jr. — 385,000 (of which 295,000 were vested) and W.S. Steve Vaughan — 295,000 (of which 227,500 were vested).

(2)	The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	2009	2008	2007
Risk-free interest rate	1.9%	2.9%	4.0%
Dividend yield	0%	0%	0%
Volatility	78%	73%	71%
Expected life in years	6	6	6
Weighted average grant-date fair value of stock options	$0.22	$0.44	$0.37

As at December 31, 2009, the aggregate number of options granted to non-employee directors was 1,740,000, of which 1,312,500 had vested.

On March 31, 2009, Mr. Stott was granted 65,000 options and each of Messrs. Hobart, Babensee, Kaiser, Peat and Vaughan were granted 50,000 options at a strike price of $0.32 with a term of 10 years. The options vest 50% on the first anniversary of the grant and 50% on the second anniversary. The grant date fair value was $68,175 (which amount includes amounts that are not allocable to 2009).

Compensation Committee Interlocks and Insider Participation

During 2009, each of Messrs. Babensee, Peat and Stott served on Apollo’s Compensation Committee.  None of these directors was a current or former officer or employee of Apollo, and none had any related person transaction involving Apollo. During 2009, none of our executive officers served on the board of directors of any entity that had one or more executive officers serving on the Apollo Board.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CDA”) with management and, based on that review and discussion, has recommended to the board of directors that the CDA be included with this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Submitted by: Compensation Committee

Charles E. Stott, Chairperson
Robert W. Babensee
David W. Peat

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about Apollo common shares that may be issued upon the exercise of options or warrants under Apollo’s existing equity compensation plan as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options (#)	(b) Weighted- Average Exercise Price of Outstanding Options ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders:
Stock Option Incentive Plan	11,594,371	$0.64	11,666,758
Equity compensation plans not approved by security holders	0	N/A	0
Total	11,594,371	$0.64	11,666,758

Securities and Principal Holders of Securities

The authorized share capital of Apollo consists of an unlimited number of common shares. Each Apollo common share entitles the holder thereof to one vote on all matters to be acted upon by Apollo shareholders.  As at the date hereof, there are 337,973,660 Apollo common shares issued and outstanding.

The following table sets forth certain information known to Apollo with respect to the beneficial ownership of Apollo common shares as of April 29, 2010 by (i) all persons who are known to Apollo to be beneficial owners of five percent (5%) or more of the Apollo common shares, (ii) each of the director nominees, (iii) the Named Executive Officers and (iv) all directors nominees and Named Executive Officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Apollo common shares subject to options or warrants that are currently exercisable or exercisable within 60 days of April 29, 2010 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Apollo Gold Corporation, 5655 South Yosemite Street, Suite 200, Greenwood Village, Colorado, 80111-3220. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all Apollo common shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class(2)
Linear Gold Corp.(3)	62,500,000		18.49%
RAB Special Situations (Master) Fund Limited(4)	26,158,465	(5)	7.49	%(6)
Baker Steel Capital Managers LLP(7)	25,054,500	(8)	7.41%
RMB Australia Holdings Limited(9)	38,661,702	(10)	10.40	%(11)
Macquarie Bank Limited(12)	50,505,463	(13)	13.14	%(14)
W.S. (Steve) Vaughan (Director)	270,000	(15)	*
G. Michael Hobart (Director)	325,545	(15)(16)	*
Charles E. Stott (Director)	523,300	(15) (16)	*
Robert W. Babensee (Director)	320,000	(15) (16)	*
Marvin K. Kaiser (Director)	255,000	(15)	*
David W. Peat (Director)	267,500	(15) (16)	*
R. David Russell (CEO and President, Director)	3,692,100	(15)(16) (17)	1.09	%(18)
Melvyn Williams (Sr. Vice President and CFO)	1,930,846	(15) (16)	*
Richard F. Nanna (Sr. Vice President)	2,332,138	(15)	*
Timothy G. Smith (Vice President and General Manager)	641,220	(15)	*
Brent E. Timmons (Vice President & Controller)	388,525	(15) (16)	*
All Named Executive Officers and directors as a group (11 persons)	10,945,901	(15)(16)	3.17	%(19)

* Represents less than 1% of the outstanding Apollo common shares.
(1)	Unless otherwise noted, all shares are Apollo common shares.
(2)	Unless otherwise noted, based on 337,973,660 Apollo common shares outstanding as of April 29, 2010.
(3)	The address for Linear Gold Corp. is 2000 Barrington Street, Suite 502, Halifax, Nova Scotia, B3J 3K1.
(4)	The address for RAB Special Situations (Master) Fund Limited is P.O. Box 908 GT, Walker House Mary Street, George Town, Cayman Islands.
(5)
Based on information provided on behalf of RAB Special Situations (Master) Fund Limited on or about April 8, 2010.  RAB Special Situations (Master) Fund Limited reported having sole voting and dispositive power over (i) 14,661,265 Apollo common shares (ii) $4,290,000 principal amount of convertible debentures convertible, along with interest payable in the form of Apollo common shares, into Apollo common shares to acquire up to a maximum additional 9,352,200 Apollo common shares, which convertible debenture was acquired in Apollo’s Series 2007-A convertible debenture placement which was completed in February 2007 (the “2007 Convertible Debenture Offering”) and (iii) 2,145,000 warrants to purchase Apollo common shares with an exercise price of $0.50 per share, expiring February 23, 2011.  William Philip Seymour Richards, the fund manager of RAB Special Situations (Master) Fund Limited, reported having sole voting and dispositive power over 350,000 Apollo common shares and having shared voting and dispositive power over the securities described in (i), (ii) and (iii) above. The convertible debentures acquired in the 2007 Convertible Debenture Offering by RAB Special Situations (Master) Limited were amended on February 26, 2010 to extend the term of the convertible debentures to August 23, 2010, the consideration for which was the issue of the 2,145,000 warrants described in (iii) above and the issue of an additional 800,000 Apollo common shares to RAB Special Situations (Master) Fund Limited. Concurrent with execution of the amendment, RAB Special Situations (Master) Fund Limited exercised 8,580,000 warrants at $0.25 per share.

(6)
Calculated based on 349,470,860 Apollo common shares outstanding (337,973,660 Apollo common shares outstanding as of April 29, 2010 plus (i) 9,352,200 Apollo common shares issuable upon conversion of $4,290,000 principal amount of convertible debentures, plus interest payable thereon in the form of Apollo common shares and (ii) 2,145,000 warrants to purchase Apollo common shares with an exercise price of $0.50 per share, expiring February 23, 2011, in each case owned by RAB Special Situations (Master) Fund Limited).  Under the terms of the warrants and convertible debenture acquired in the 2007 Convertible Debenture Offering, and as amended on February 26, 2010, in no event shall such securities be converted into or exercised for Apollo common shares, if after giving effect to such conversion or exercise, the holder would, in aggregate, beneficially own Apollo common shares in excess of 9.99% of the then issued and outstanding Apollo common shares, within the meaning of Rule 13d-1 of the U.S. Exchange Act.

(7)	The address for Baker Steel Capital Managers LLP is 86 Jermyn Street, London, SW1Y 6JD.
(8)
Based on information provided by Baker Steel Capital Managers LLP on or about April 7, 2010.  Apollo common shares beneficially owned by Baker Steel Capital Managers LLP are held through various affiliated entities including, but not limited to, Genus Dynamic Gold Fund, CF Ruffer Baker Steel Gold Fund, RIT Capital Partners PLC, Select Gold Fund, Genus National Resources Fund and Rothschild Investment Trust.  Each of the foregoing funds is managed by Baker Steel Capital Managers LLP and, consequently, the funds share voting and dispositive power with Baker Steel Capital Managers LLP in respect of the 25,054,500 total Apollo common shares.

(9)	The address for RMB Australia Holdings Limited is Level 13, 60 Castlereagh Street, Sydney, NSW 2000 Australia.
(10)
Based on information reported by RMB Australia Holdings Limited in its Schedule 13D/A filed with the SEC on March 12, 2009. Apollo common shares beneficially owned includes: (i) 4,716,800 Apollo common shares and (ii) an aggregate of 33,944,902 Apollo common shares issuable upon exercise of Common Share purchase warrants beneficially owned by RMB Australia Holdings Limited, of which (a) 1,000,000 warrants are exercisable to purchase 1,000,000 Apollo common shares at a price of Cdn.$0.50 per share, (b) 21,307,127 warrants are exercisable to purchase 21,307,127 Apollo common shares at a price of Cdn.$0.221 per share and (c) 11,637,775 warrants are exercisable to purchase 11,637,775 Apollo common shares at a price of Cdn.$0.252 per share.

(11)
Calculated based on 371,918,562 Apollo common shares outstanding (337,973,660 Apollo common shares outstanding as of April 29, 2010 plus the 33,944,902 Apollo common shares issuable upon exercise of the 33,944,902 Common Share purchase warrants owned by RMB Australia Holdings Limited described in footnote (10) above).

(12)	The address for Macquarie Bank Limited is 1 Martin Place, Sydney, NSW 2000, Australia.
(13)
Based on information reported by Macquarie Bank Limited in its Schedule 13D/A filed with the SEC on March 4, 2009.  Apollo common shares beneficially owned includes:  (i) 4,000,000 Apollo common shares and (ii) an aggregate of 46,505,463 Apollo common shares issuable upon exercise of Common Share purchase warrants beneficially owned by Macquarie Bank Limited, of which (a) 2,000,000 warrants are exercisable to purchase 2,000,000 Apollo common shares at Cdn.$0.65 per share, (b) 21,307,127 warrants are exercisable to purchase 21,307,127 Apollo common shares at a price of Cdn.$0.221 per share and (c) 23,198,336 warrants are exercisable to purchase 23,198,336 Apollo common shares at a price of Cdn.$0.252 per share.

(14)
Calculated based on 384,479,123 Apollo common shares outstanding (337,973,660 Apollo common shares outstanding as of April 29, 2010 plus the 46,505,463 Apollo common shares issuable upon exercise of the 46,505,463 Common Share purchase warrants owned by Macquarie Bank Limited as described in footnote (13) above).

(15)
Amounts shown include Apollo common shares subject to options exercisable within 60 days of April 29, 2010 as follows: 270,000 Apollo common shares for Mr. Vaughan; 270,000 Apollo common shares for Mr. Hobart; 352,500 Apollo common shares for Mr. Stott; 230,000 Apollo common shares for Mr. Babensee; 230,000 Apollo common shares for Mr. Kaiser; 230,000 Apollo common shares for Mr. Peat; 1,906,000 Apollo common shares for Mr. Russell; 1,331,013 Apollo common shares for Mr. Williams; 1,304,013 Apollo common shares for Mr. Nanna; 616,250 Apollo common shares for Mr. Smith and 312,625 Apollo common shares for Mr. Timmons.

(16)
Amounts shown include Apollo common shares subject to warrants exercisable within 60 days of April 29, 2010 as follows:  54,545 Apollo common shares for Mr. Hobart; 5,000 Apollo common shares for Mr. Stott; 20,000 Apollo common shares for Mr. Babensee; 12,500 Apollo common shares for Mr. Peat; 50,000 Apollo common shares for Mr. Russell; 50,000 Apollo common shares for Mr. Williams and 20,000 Apollo common shares for Mr. Timmons.

(17)	Includes 100 Apollo common shares owned by a member of Mr. Russell’s immediate family.
(18)
Calculated based on 339,929,660 Apollo common shares outstanding (337,973,660 Apollo common shares outstanding as of April 29, 2010 plus (i) 1,906,000 Apollo common shares issuable upon exercise of stock options held by Mr. Russell and described in footnote (16) above and (ii) 50,000 Apollo common shares issuable upon exercise of warrants held by Mr. Russell and described in footnote (17) above).

(19)
Calculated based on 345,238,106  Apollo common shares outstanding (337,973,660 Apollo common shares outstanding as of April 29, 2010 plus (i) 7,052,401 Apollo common shares issuable upon exercise of stock options described in footnote (16) above and (ii) 212,045 Apollo common shares issuable upon exercise of warrants described in footnote (17) above).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Related Party Transactions

Apollo or one of its subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include Apollo’s executive officers, directors, 5% or more beneficial owners of Apollo Shares, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. Apollo refers to transactions with these related persons as “related party transactions.” All related party transactions may be consummated or continue only if:

•
the audit committee shall have approved or ratified such transaction and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with unrelated third parties;

•	the transaction is approved by the disinterested members of Apollo’s board of directors; or

•	the transaction involves compensation approved by Apollo’s Compensation Committee.

Apollo’s policy regarding related party transactions is evidenced by a written policy which was adopted by Apollo’s board of directors.  All of the related party transactions described below under the heading “Related Party Transactions” have been approved pursuant to these policies and procedures.

Related Party Transactions

Except as described below and elsewhere in this Annual Report on Form 10-K, no director or senior officer or associate of a director or senior officer nor, to the best knowledge of the directors or senior officers of Apollo after having made reasonable inquiry, any person or company who beneficially owns, directly or indirectly, voting securities of Apollo carrying more than five (5%) percent of the voting rights attached to any class of voting securities of Apollo outstanding at the date hereof, or any associate or affiliate thereof, has any interest in any material transaction involving Apollo currently proposed or to which Apollo was or became a party during the fiscal year ended December 31, 2009.

Arrangement Agreement and Related Transactions

On March 31, 2010, Apollo and Linear entered into the Arrangement Agreement which provides that Mr. Russell, Apollo’s president and chief executive officer, shall receive all termination and other amounts owing under his employment agreement as if he had been terminated without cause, which amounts shall not exceed approximately $1.7 million.  In addition, immediately following consummation of the Arrangement, it is contemplated that three directors who currently serve on Apollo’s board of directors, currently expected to be Messrs. Kaiser, Peat, and Stott, will continue to serve on the board of directors of the combined company.

On March 31, 2010, in connection with the Arrangement Agreement, the management and directors of both Apollo and Linear entered into customary support agreements, representing, in the aggregate, approximately 3.7 million Apollo common shares and 3.4 million Linear common shares.  Pursuant to the support agreements, each director and executive officer of Apollo party to such agreement committed to, among other things:

•
immediately cease and terminate existing discussions, if any, with any person with respect to any potential direct or indirect acquisition of, or any other business combination involving, Apollo or any material part of its assets, which we collectively refer to in this Annual Report on Form 10-K as an Apollo Acquisition Proposal;

•
not, directly or indirectly, make, solicit, assist, initiate, encourage or otherwise facilitate any inquiries, proposals or offers from any person, other than Apollo or its affiliates, relating to any Apollo Acquisition Proposal or participate in, any discussions or negotiations regarding any information with respect to any Apollo Acquisition Proposal or conduct any activity otherwise detrimental to the Arrangement;

•	not sell, assign, transfer or otherwise convey, dispose of, encumber or restrict the voting rights of any of their Apollo securities (including Apollo common shares);

•	vote all of their Apollo common shares in favor of the Arrangement and any resolutions or matters relating thereto at any meeting of Apollo shareholders called to consider the same;

•	not withdraw any proxy (if any) delivered to Apollo or its depositary agent in connection with any meeting of Apollo shareholders called to approve the Arrangement; and

•
vote against any proposal (other than a “Superior Proposal” as defined in the Arrangement Agreement) submitted to Apollo shareholders in respect of any amalgamation, merger, sale of Apollo’s or its affiliates’ or associates’ assets, take-over bid, plan of arrangement, reorganization, recapitalization, shareholder rights plan, liquidation or winding-up of, reverse take-over or other business combination or similar transaction involving Apollo or any of its subsidiaries; (i) which would reasonably be regarded as being directed towards or likely to prevent or delay the successful completion of the Arrangement; or (ii) which would reasonably be expected to result in a material adverse effect in respect of Apollo.

Transactions with the Project Facility Banks

On February 20, 2009, Apollo entered into the Project Facility with the Project Facility Banks pursuant to which Apollo borrowed $70,000,000 in order to the fund the development, construction and operation of its Black Fox project. The Project Facility replaced the $15,000,000 bridge facility agreement that Apollo had previously entered into on December 10, 2008.

In connection with the Project Facility, Apollo issued 34,836,111 warrants to the Project Facility Banks (11,637,775 to RMB Australia Holdings Limited and 23,198,336 to Macquarie Bank Limited) as partial consideration for financing services provided in connection with the Project Facility.  Each warrant entitles the holder thereof to purchase one Apollo common share pursuant to the terms and conditions of the warrant. The warrants expire 48 months from their date of issuance and have an exercise price of Cdn.$0.252 per warrant share, subject to customary anti-dilution adjustments. Such warrants are in addition to the 42,614,254 warrants (21,307,127 to each Project Facility Bank) issued to the Project Facility Banks in connection with the bridge facility agreement. Assuming exercise by the Project Facility Banks of all warrants held by them, following completion of the Arrangement, RMB Australia Holdings Limited and Macquarie Bank Limited would beneficially own approximately 7.01% and 8.95%, respectively, of Apollo’s issued and outstanding capital stock (on an otherwise undiluted basis).

On September 28, 2009, Apollo entered into an agreement with the Project Facility Banks and RMB Resources Inc., pursuant to which the Project Facility Banks agreed, subject to the condition that Apollo provide a new resource model and life of mine plan in respect of the Black Fox project to the Project Facility Banks prior to November 15, 2009, to defer (i) the first scheduled repayment of $9,300,000 due on September 30, 2009 (the “Deferred Payment”) under the Project Facility and (ii) the requirement to fund the debt service reserve account also due on September 30, 2009 (the “Deferred Funding Obligation”), which, in accordance with the terms of the Project Facility, requires a reserve amount equal to, at all times after initial funding, the greater of $5,000,000 or the aggregate repayment amount due on the next repayment date (collectively, the “First Deferral”).

In addition, as part of the First Deferral, the Project Facility Banks agreed to conduct a technical review of the Black Fox project and extend the date by which the project completion test under the Project Facility must be satisfied to March 31, 2010. The project completion test was originally required to be successfully completed by October 31, 2009 and requires Apollo to demonstrate to RMB Resources Inc., acting on behalf of the Project Facility Banks, that the Black Fox mine satisfies certain general and operational criteria during a predetermined test period.  As a result of the First Deferral, the Deferred Payment and the Deferred Funding Obligation was made payable on the earlier to occur of (i) the completion of the Project Facility Banks’ technical review process of the Black Fox mine and (ii) December 31, 2009.

On December 30, 2009, Apollo entered into a second agreement with the Project Facility Banks pursuant to which the Project Facility Banks agreed to further defer the Deferred Payment and the Deferred Funding Obligation, and to defer the second scheduled repayment under the Project Facility of $6,000,000 originally due on December 31, 2009 (the “Second Repayment”), in each case, until the earlier to occur of (i) the completion of the Project Facility Banks’ technical review process of the Black Fox mine and (ii) February 28, 2010 (collectively, the “Second Deferral”).

On February 25, 2010, Apollo entered into a third agreement with the Project Facility Banks pursuant to which the Project Facility Banks agreed to further defer the Deferred Payment, the Deferred Funding Obligation, and the Second Repayment, in each case, until the earlier to occur of (i) the completion of the Project Facility Banks’ technical review process of the Black Fox mine and (ii) March 31, 2010.

As discussed above under the heading “Recent Developments - Black Fox Financing Agreement,” on March 9, 2010, the Project Facility Banks executed and delivered the Consent Letter, which was agreed to and accepted by each of Apollo and Linear, pursuant to which the Project Facility Banks agreed, subject to the terms and conditions contained in the Consent Letter, to the Consent, the Standstill Provisions and the revised payment schedule.

On March 18, 2010, the Project Facility Banks entered into lock-up agreements in favour of Apollo pursuant to which the Project Facility Banks agreed to, subject to certain exceptions, refrain from offering, selling, contracting to sell, lending, or entering into any other agreement to transfer the economic consequences of any of the Apollo common shares or Apollo warrants held by them until December 31, 2010.  The Project Facility Banks also entered into support agreements pursuant to which they agreed, subject to customary exceptions in the context of a Superior Proposal and other terms and conditions set out in such agreements, to vote their Apollo common shares in favour of the issuance of Apollo common shares in connection with the Arrangement and all other matters relating to the Arrangement at the meeting of Apollo shareholders held to consider the Arrangement.

Other Transactions

In 2009, Apollo paid $12,000 for consulting services to Surradial Inc., an entity owned by the brother of R. David Russell, the president and chief executive officer of Apollo. In 2009, Apollo paid Fogler, Rubinoff LLP $428,000, in respect of legal services provided to Apollo. Mr. Hobart, a director and assistant secretary of Apollo, is a partner at Fogler, Rubinoff LLP.

Director Independence

The Canadian securities regulatory authorities have adopted National Instrument 58-101 “Disclosure of Corporate Governance Practices” (“NI 58-101”), which requires disclosure of Apollo’s approach to corporate governance, and National Policy 58-201 “Corporate Governance Guidelines” (“NP 58-201”), which provides guidance on corporate governance practices.  In the U.S., Apollo is subject to disclosure requirements pursuant to (i) Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, (ii) the United States Sarbanes-Oxley Act of 2002 and (iii) the NYSE Amex listing standards and corporate governance requirements (“NYSE Amex Standards”), which require similar disclosure.

NI 58-101 and the NYSE Amex Standards generally define an “independent director” as a non-employee director who is affirmatively determined by the board of directors not to have a material relationship with the listed company that would interfere with the exercise of independent judgment.

NP 58-201 states that the board of directors of every corporation should be constituted with a majority of individuals who qualify as unrelated directors. The NYSE Amex Standards require that each listed company must have a sufficient number of independent directors on its board of directors such that at least a majority of such directors are independent directors subject to the certain exceptions.  Apollo’s board of directors has determined that six of its directors, namely Messrs. Hobart, Stott, Vaughan, Babensee, Kaiser and Peat, are independent directors.  Mr. Russell is the president and chief executive officer of Apollo, and Apollo’s board of directors has determined that Mr. Russell is not independent.

Apollo’s board of directors believes that all of its directors, including its non-independent director, make a valuable contribution to the board of directors and Apollo. As indicated above, a majority of Apollo’s directors are independent. The non-independent director possesses an extensive knowledge of the Apollo’s business and has extensive business experience, both of which have proven to be beneficial to the other directors, and his participation contributes to the effectiveness of the board of directors. Apollo’s board of directors also monitors potential conflicts of interest and has a written policy setting forth the expectation that each director avoid any action, position or interest that conflicts with or gives the appearance of a conflict.

Apollo’s board of directors has four standing committees: an Audit Committee, a Compensation Committee, a Technical Committee and a Nominating Committee. The committees are generally composed of outside directors, a majority of whom are independent directors in accordance with the NYSE Amex Standards. All of the directors on the Audit Committee, Compensation Committee and Nominating Committee are also independent directors in accordance with NP 58-201.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees, all of which were pre-approved by Apollo’s Audit Committee pursuant to its pre-approval policy described below, billed to Apollo for professional services by Deloitte & Touche LLP for fiscal years 2009 and 2008 (in Cdn.$):

	Fiscal 2009	Fiscal 2008
Audit Fees	$405,000	$315,000
Audit-Related Fees	$148,000	$110,000
Tax Fees	$0	$0
All Other Fees	$35,000	$159,000
Total	$588,000	$584,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of Apollo’s consolidated financial statements for fiscal years 2009 and 2008, for the reviews of the financial statements included in Apollo’s quarterly reports on Form 10-Q during fiscal 2009 and 2008, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Of these amounts, $0 was related to tax compliance services for review of federal and state tax returns for both 2009 and 2008.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors, other than those reported above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

In the past, Apollo’s board of directors has reviewed and approved the fees to be paid to the auditors. Such fees have been based upon the complexity of the matters in question and the time incurred by the auditors. Management believes that the fees negotiated in the past with the auditors of Apollo were reasonable in the circumstances and would be comparable to fees charged by other auditors providing similar services.

The Audit Committee has reviewed and considered whether the provision of services other than audit services is compatible with maintaining the auditors’ independence. Commencing in 2003, the Audit Committee considered and pre-approved expenditure limits for Apollo’s auditors and reviewed and pre-approved the provision of non-audit services by Apollo’s auditors to ensure they are consistent with maintaining the auditor’s independence.

The Audit Committee has established a policy requiring pre-approval of all audit engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and all permissible non-audit services performed by the independent auditors. Such services may be approved at a meeting of the Audit Committee or by the Chairman of the Audit Committee, provided that the Chairman presents any such pre-approvals to the Audit Committee at each of its scheduled meetings.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)           All Financial Statements.  Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)           Financial Statements Schedules.  Our consolidated financial statements, the notes thereto and other related information are listed on the “Index to Financial Statements” on Page F-1 to this report.

(3)           Exhibits.  See (b) below.

(b)           The following exhibits are filed as part of this Annual Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference:

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

10.1
Amended and Restated Employment Agreement, dated May, 2003, by and between Apollo Gold Corporation and R. David Russell, filed with the SEC on June 23, 2003 as Exhibit 10.1 to the Registration Statement on Form 10 (File No. 001-31593).+

10.2
Amended and Restated Employment Agreement, dated May, 2003, by and between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on June 23, 2003 as Exhibit 10.2 to the Registration Statement on Form 10 (File No. 001-31593).+

10.3
Employment Agreement by and between Apollo Gold Corporation and Melvyn Williams, effective as of February 16, 2004, as amended, filed with the SEC on September 24, 2004 as Exhibit 10.3 to the Current Report on Form 8-K.+

10.4
Form of Amendment No. 1, dated January 23, 2006, to Amended and Restated Employment Agreement, by and between Apollo Gold Corporation and each of R. David Russell, Melvyn Williams and Richard F. Nanna, filed with the SEC on January 27, 2006 as Exhibit 10.2 to the Current Report on Form 8-K.+

10.5
Employment Agreement by and between Apollo Gold Corporation and Montana Tunnels Mining, Inc. and Timothy G. Smith, effective as of February 15, 2004, filed with the SEC on March 25, 2008 as Exhibit 10.25 to the Annual Report on Form 10-K.+

Exhibit No.	Exhibit Name
10.6
Employment Agreement by and between Apollo Gold Corporation and Brent E. Timmons, effective as of April 1, 2007, filed with the SEC on March 25, 2008 as Exhibit 10.26 to the Annual Report on Form 10-K.+

10.7
Apollo Gold Corporation Stock Option Incentive Plan, as amended and restated May 7, 2009, filed with the SEC on April 9, 2009 as Schedule B to Apollo Gold Corporation’s Proxy Statement on Schedule 14A.+

10.8
Apollo Gold, Inc. and Affiliated Companies Company Retirement Plan (Employee Savings Plan), filed with the SEC on June 23, 2003 as Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-31593).+

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

10.20
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and R. David Russell, filed with the SEC on March 25, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.+

Exhibit No.	Exhibit Name
10.21
Amendment No. 2 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Melvyn Williams, filed with the SEC on March 25, 2009 as Exhibit 10.2 to the Current Report on Form 8-K.+

10.22
Amendment No. 3 to Amended and Restated Employment Agreement, dated March 20, 2009, between Apollo Gold Corporation and Richard F. Nanna, filed with the SEC on March 25, 2009 as Exhibit 10.3 to the Current Report on Form 8-K.+

10.23
Purchase and Sale Agreement, dated March 12, 2009, by and between Apollo Gold Corporation and Newmont Canada Corporation, filed with the SEC on September 15, 2009 as Exhibit 10.1 to the Current Report on Form 8-K.

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

10.34
Purchase Agreement, dated March 12, 2010, among Apollo Gold Corporation, Apollo Gold Corporation, Calais Resources, Inc. and Calais Resources Colorado, Inc. and Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober.*

21.1	List of subsidiaries of Apollo Gold Corporation.*

23.1	Consent of Deloitte & Touche LLP.*

Exhibit No.	Exhibit Name
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	Previously filed with the original Annual Report on Form 10-K.
**	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GOLD CORPORATION
(registrant)

April 29, 2010	By:	/s/ R. David Russell
R. David Russell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Russell	President and Chief Executive Officer, and	April 29, 2010
R. David Russell	Director (Principal Executive Officer)

/s/ Charles E. Stott	Chairman of the Board of Directors	April 29, 2010
Charles E. Stott

/s/ G. Michael Hobart	Director	April 29, 2010
G. Michael Hobart

/s/ Robert W. Babensee	Director	April 29, 2010
Robert W. Babensee

/s/ W. S. Vaughan	Director	April 29, 2010
W. S. Vaughan

/s/ Marvin K. Kaiser	Director	April 29, 2010
Marvin K. Kaiser

/s/ David W. Peat	Director	April 29, 2010
David W. Peat

/s/ Melvyn Williams	Chief Financial Officer and Senior Vice	April 29, 2010
Melvyn Williams	President – Finance and Corporate
Development (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Name

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act