Form 10-Q
period 2010-03-31
APOLLO GOLD CORP
filed 2010-05-10
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐       No ☑

At May 10, 2010, there were 337,973,660 common shares of Apollo Gold Corporation outstanding.

TABLE OF CONTENTS

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  These statements include comments regarding:

•	the timing, benefits and effects of the proposed business combination with Linear Gold Corp.;
•	plans for the development of and production at the Black Fox mine including, without limitation, the timing of the development of the underground mine at Black Fox;
•	estimates of future production at Black Fox;
•	repayments of indebtedness and our ability to meet our repayment obligations under the Black Fox project finance facility;

•	our exploration and development plans, including such plans for our Grey Fox, Pike River and Huizopa projects;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due August 23, 2010;
•	the future effect of issuances and registration for immediate resale of a significant number of common share purchase warrants on our share price;
•	liquidity to support operations and debt repayment;
•	future financing of projects, including our Grey Fox, Pike River and Huizopa projects;
•	completion of a Canadian National Instrument 43-101 for our exploration properties;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows derived therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs and reclamation liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: completion of the proposed business combination with Linear Gold Corp.; unexpected changes in business and economic conditions, including the recent significant deterioration in global financial and capital markets; significant increases or decreases in gold prices; changes in interest and currency exchange rates including the LIBOR rate; timing and amount of production; unanticipated changes in grade of ore; unanticipated recovery or production problems; changes in operating costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; costs and timing of development of new reserves; results of current and future exploration and development activities; results of current and future exploration activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors.”  Many of these factors are beyond our ability to control and predict.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  Except as required by securities law, we disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Apollo Gold Corporation prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and publishes its financial statements in United States dollars.  This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT
Cash	$1,931	$–
Restricted cash (Note 5)	17,695	6,731
Accounts receivable and other	1,107	1,690
Prepaids	1,578	394
Derivative instruments (Note 6 and Note 20)	8,167	1,961
Inventories (Note 7)	8,718	8,189
Total current assets	39,196	18,965
Derivative instruments (Note 6)	–	4,844
Long-term investments (Note 8)	4,476	1,036
Property, plant and equipment	113,561	116,171
Investment in Montana Tunnels joint venture (Note 14)	–	3,440
Restricted certificates of deposit	15,318	14,805
TOTAL ASSETS	$172,551	$159,261

LIABILITIES
CURRENT
Bank indebtedness	$–	$328
Accounts payable	5,395	6,789
Accrued liabilities	2,245	2,129
Derivative instruments (Note 6)	12,757	12,571
Current portion of long-term debt (Note 9)	41,305	34,860
Total current liabilities	61,702	56,677
Accrued long-term liabilities	353	483
Derivative instruments (Note 6)	30,849	31,654
Long-term debt (Note 9)	34,094	48,909
Equity-linked financial instruments (Note10)	17,305	27,318
Accrued site closure costs	5,710	5,345
Future income tax liability	450	1,304
TOTAL LIABILITIES	150,463	171,690

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock – Nil par value, unlimited shares authorized, 337,973,660 and 264,200,927 shares issued and outstanding, respectively	230,450	202,769
Additional paid-in capital	45,942	45,555
Accumulated deficit	(254,304)	(260,753)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	22,088	(12,429)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$172,551	$159,261

Subsequent Event (Notes 6 and 20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue from the sale of gold	$17,626	$–
Operating expenses
Direct operating costs	9,984	–
Depreciation and amortization	3,461	10
Accretion expense – accrued site closure costs	175	–
General and administrative expenses	1,949	932
Exploration and business development	271	227
	15,840	1,169
Operating income (loss)	1,786	(1,169)
Other income (expenses)
Interest income	54	40
Interest expense (Note 12)	(3,342)	(830)
Debt transaction costs	–	(1,239)
Loss on modification of convertible debentures (Note 9(b))	(513)	(1,969)
Linear acquisition costs	(577)	–
Fair value change on equity-linked financial instruments (Note 10)	10,013	(4,753)
Realized (losses) gains on derivative instruments	(3,343)	368
Unrealized gains (losses) on derivative instruments	1,981	(18,418)
Foreign exchange gain and other	222	97
	4,495	(26,704)
Income (loss) before income taxes and equity loss in Montana Tunnels joint venture	6,281	(27,873)
Income taxes (Note 13)	869	73
Equity loss in Montana Tunnels joint venture (Note 14)	(701)	(624)
Net income (loss) and comprehensive income (loss) for the period	$6,449	$(28,424)

Basic and diluted net income (loss) per share (Note 15)	$0.02	$(0.13)

Basic weighted-average number of shares outstanding	276,461	226,459
Diluted weighted-average number of shares outstanding (Note 15)	312,656	226,459

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(U.S. dollars and shares in thousands)
(Unaudited)

	Number of Shares	Share Capital	Debenture Note Warrants	Additional Paid-In Capital	Deficit	Total

Balance, December 31, 2008	222,860	$189,451	$2,234	$48,241	$(197,572)	$42,354

Cumulative effect of change in accounting principle	–	–	–	(6,939)	(1,531)	(8,470)
Shares issued for services	5,173	1,553	–	–	–	1,553
Shares issued in settlement of interest	2,445	772	–	–	–	772
Warrants issued for services	–	–	–	961	–	961
Warrants exercised	7,612	1,416	–	–	–	1,416
Shares issued for cash and related compensation warrants	26,111	9,577	–	294	–	9,871
Expiration of note warrants	–	–	(2,234)	2,234	–	–
Stock-based compensation	–	–	–	764	–	764
Net loss and comprehensive loss	–	–	–	–	(61,650)	(61,650)
Balance, December 31, 2009	264,201	202,769	–	45,555	(260,753)	(12,429)

Shares issued for services (Note 11(a)(i and iii))	2,693	1,039	–	–	–	1,039
Warrants issued for services (Notes 9(b) and 11(a)(iii))	–	–	–	149	–	149
Warrants exercised (Note 11(a)(ii))	8,580	2,145	–	–	–	2,145
Shares issued for cash (Notes 4 and 11(a)(iv))	62,500	24,497	–	–	–	24,497
Stock-based compensation	–	–	–	238	–	238
Net income and comprehensive income	–	–	–	–	6,449	6,449
Balance, March 31, 2010	337,974	$230,450	$–	$45,942	$(254,304)	$22,088

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net income (loss) for the period	$6,449	$(28,424)
Items not affecting cash:
Depreciation and amortization	3,461	10
Stock-based compensation	238	182
Shares and warrants issued for services and payment of interest	599	4,020
Accretion expense – accrued site closure costs	175	–
Accretion expense – amortization of debt discount	1,583	–
Accretion expense – convertible debentures	215	802
Interest paid on convertible debentures	(772)	(567)
Unrealized (gains) losses on derivative instruments	(1,981)	18,418
Net change in equity-linked financial instruments	(10,013)	4,753
Other	193	(63)
Income taxes	(869)	(73)
Equity investment in Montana Tunnels joint venture	589	624
Net change in non-cash operating working capital items (Note 16)	(1,246)	587
Earnings distribution from Montana Tunnels joint venture	–	480
Net cash (used in) provided by operating activities	(1,379)	749

Investing activities
Property, plant and equipment expenditures	(1,062)	(21,866)
Restricted cash and certificates of deposit, including bank indebtedness	(11,292)	8,170
Net cash used in investing activities	(12,354)	(13,696)

Financing activities
Proceeds on issuance of shares	24,497	–
Proceeds from exercise of warrants	2,145	499
Proceeds from debt	–	38,034
Repayments of debt	(10,973)	(20,937)
Net cash provided by financing activities	15,669	17,596

Effect of exchange rate changes on cash	(5)	(4)

Net increase in cash	1,931	4,645
Cash, beginning of period	–	–
Cash, end of period	$1,931	$4,645

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,674	$880
Income taxes paid	$–	$25

See Note 16 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

1.	CONTINUING OPERATIONS

These interim condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Apollo Gold Corporation (“Apollo” or the “Company”) will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities and cash generated by the Black Fox mine.  The Company’s ability to continue as a going concern is dependent on its ability to continue to issue debt and/or equity securities, and/or continue to generate cash flow from the Black Fox mine.

As of March 31, 2010, the Company has a working capital deficiency of $22.5 million and an accumulated deficit of $254.3 million.  As at March 31, 2010, the Company held cash of $1.9 million, restricted cash of $17.7 million and had current debt of $41.3 million consisting of (1) the current portion of the Black Fox project financing facility (the “Project Facility”) (Note 9(a)) of $31.5 million, (2) the outstanding principal and accrued interest due on the Series 2007-A convertible debentures of $4.4 million (Note 9(b)), and (3) $5.4 million for capital leases and other current debt.  As a result, there is substantial doubt that the Company will continue as a going concern.

On March 31, 2010, the Company entered into a definitive arrangement agreement (the “Arrangement Agreement”) in respect of a business combination (the “Arrangement”) with Linear Gold Corp. (“Linear”) pursuant to which the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (under the Business Corporations Act (Alberta) (“ABCA”) (See Note 4).

In addition, the Company and the two banks (the “Banks”) associated with the Project Facility agreed to amend, subject to a number of conditions, the Project Facility with a revised repayment schedule for 2010, as more fully described in Note 9(a), which provides for repayments amounting to approximately $43.2 million in 2010, and would result in a balance owing to the Banks at December 31, 2010 of less than $26.8 million.

If the Company is unable to generate sufficient cash flow from Black Fox, complete the Arrangement, satisfy the conditions to the Banks’ revised repayment schedule, and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications.

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
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)           These unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and except as described in Note 19, conform in all material respects with accounting principles generally accepted in Canada (“Canadian GAAP”).  The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2009, except as disclosed in (b) below.  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted.  These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2009.

In the opinion of management, all adjustments considered necessary for fair presentation have been included in these financial statements.  Interim results are not necessarily indicative of the results expected for the fiscal year.

(b)	Recently adopted accounting pronouncements

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”).  This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.  The provisions of the updated guidance are effective for the Company’s fiscal year beginning January 1, 2010.  The provisions of the updated guidance were adopted January 1, 2010.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011.  The adoption had no impact on the Company’s financial position, results of operations, or cash flows.  Refer to Note 17 for further details regarding the Company’s assets and liabilities measured at fair value.

4.	PROPOSED BUSINESS COMBINATION WITH LINEAR AND RELATED PRIVATE PLACEMENT

General. On March 9, 2010, Apollo and Linear entered into a binding letter of intent (as amended on March 18, 2010, the “Letter of Intent”) pursuant to which (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the ABCA and (ii) Linear would purchase approximately 62,500,000 common shares (the “Purchased Shares”) of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million (the “Private Placement”). The Private Placement was completed on March 19, 2010. As part of the Arrangement, the Apollo common shares issued to Linear in this Private Placement will be cancelled without any payment upon completion of the Arrangement. On March 31, 2010, Apollo, 1526735 Alberta ULC, an unlimited liability company existing under the laws of the Province of Alberta and wholly owned by Apollo (“Subco”), and Linear entered into a definitive arrangement agreement (the “Arrangement Agreement”) with respect to the Arrangement. The Arrangement Agreement supersedes the binding letter of intent entered into between Apollo and Linear on March 9, 2010 (and as amended on March 18, 2010).

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Pursuant to the Arrangement:

•	each outstanding Linear common share will be exchanged for 5.4742 Apollo common shares (the “Exchange Ratio”);
•
each warrant to purchase a Linear common share (a “Linear Warrant”) outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”) will be exchanged for a warrant to purchase an Apollo common share (an “Apollo Warrant”) which will be exercisable to acquire, on the same terms and conditions as were applicable to such Linear Warrant immediately prior to the Effective Time, the number of Apollo common shares (rounded to the nearest whole number) equal to the product of: (A) the number of Linear common shares subject to such Linear Warrant immediately prior to the Effective Time; and (B) 5.4742; the exercise price per Apollo common share subject to any such Apollo Warrants shall be an amount (rounded to the nearest cent) equal to the quotient of: (A) the exercise price per Linear common share subject to such Linear Warrant immediately prior to the Effective Time divided by (B) 5.4742; and

•
each outstanding option to purchase a Linear common share (“Linear Option”) granted under Linear’s Stock Option Plan will be exchanged for options of Apollo (the “Apollo Options”) granted under Apollo’s Stock Option Plan which will be exercisable to acquire, on the terms and conditions set forth in the Apollo Stock Option Plan, the number of Apollo common shares (rounded to the nearest whole number) equal to the product of: (A) the number of Linear common shares subject to such Linear Option immediately prior to the Effective Time and (B) 5.4742; the exercise price per Apollo common share subject to any such Apollo Option shall be an amount (rounded to the nearest cent) equal to the quotient of: (A) the exercise price per Linear common share subject to such Linear Option immediately prior to the Effective Time divided by (B) 5.4742; provided that current employees of Linear holding Linear Options whose employment is terminated in connection with the Arrangement will have their Linear Options exchanged for Apollo Options which shall expire on the earlier of: (i) the current expiry date of the corresponding Linear Options; and (ii) the first anniversary of the date of completion of the Arrangement.

Upon consummation of the Arrangement, the transaction is expected to be accounted for as an acquisition of a business with Apollo being the acquirer.  The shareholders of Linear immediately prior to the Arrangement are expected to own approximately 47.8% of the outstanding common stock of Apollo on a non-diluted basis and approximately 42.9% on a fully-diluted basis.

Board of Directors and other Matters.  Upon consummation of the Arrangement, the Arrangement Agreement contemplates that:

•	Apollo and Linear will agree on a new name for Apollo; and
•
The Board of Directors of Apollo would consist of seven directors, which would be composed of (i) Wade Dawe (the current Chief Executive Officer of Linear), who would be nominated as the Chairman of the Board of Directors, (ii) three current Apollo board members or Apollo nominees, (iii) two Linear nominees and (iv) one nominee who shall be a technical person mutually agreed upon by Apollo and Linear.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Conditions to Consummation of Arrangement.  The Arrangement Agreement provides that each party’s obligation to proceed with the Arrangement is subject to a number of  conditions precedent, including without limitation conditions relating to (i) obtaining the necessary interim and final orders of the Court of Queen’s Bench of Alberta (the “Court”), (ii) approval of the securityholders of Linear and Apollo of the transactions set forth in the Arrangement Agreement for which their approval is required under applicable law, (iii) approval of the Toronto Stock Exchange and the NYSE Amex Equities Exchange to the listing of the Apollo common shares to be issued in the Arrangement and the Apollo common shares issuable upon exercise of the Apollo Options and Apollo Warrants issued in the Arrangement, (iv) the effectiveness of a U.S. registration statement registering the issuance of the Apollo common shares issuable upon exercise of the Apollo Options and Apollo Warrants issued in the Arrangement under the Securities Act and (v) other customary conditions typical for transactions of this type.

Break Fee.  The Arrangement Agreement provides that Apollo is required to pay a break fee of Cdn$4.0 million if the Agreement is terminated (i) as a result the failure to obtain the requisite Apollo shareholder approval or (ii) in certain circumstances relating to Apollo’s receipt of a competing acquisition proposal or if Apollo accepts a “superior proposal” meeting the requirements set forth in the Arrangement Agreement.  In addition, Linear is required to pay a break fee of Cdn$4.0 million if the Arrangement Agreement is terminated (i) as a result of the failure to obtain the requisite Linear shareholder approval or (ii)  in certain circumstances relating to Linear’s receipt of a competing acquisition proposal or if Linear accepts a “superior proposal” meeting the requirements set forth in the Arrangement Agreement.

Linear Private Placement

Concurrently with the execution of the Letter of Intent, Apollo and Linear entered into a subscription agreement (the “Subscription Agreement”) providing for a Private Placement whereby Linear purchased 62,500,000 common shares of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million on March 19, 2010.

Pursuant to the Letter of Intent and the Subscription Agreement (i) each of Macquarie Bank Limited and RMB Australia Holdings Limited (collectively, the “Banks”) entered into a support agreement pursuant to which each of the Banks agreed, among other things, to support and vote in favor of the Arrangement; and (ii) each of the Banks entered into a lock-up agreement,  pursuant to which each of the Banks agreed, among other things, not to, directly or indirectly, exercise or offer, sell, contract to sell, lend, swap, or enter into any other agreement to transfer the economic consequences of any of the Apollo common shares or common share purchase warrants of Apollo held by them before December 31, 2010 (See Note 9(a) for additional information about the Project Facility).

5.	RESTRICTED CASH

Restricted cash consists of:

	March 31, 2010	December 31, 2009
Restricted cash, current
Project Facility (a)	$13,138	$2,108
Unexpended flow-through funds (b)	4,557	4,623
	$17,695	$6,731

(a)	Project Facility

The Restricted cash – Project Facility represents $17.7 million cash on deposit held in restricted accounts, $4.6 million of which is designated for flow-through exploration activity as described in (b) below.  The balance may be used to settle operational expenses at both Black Fox and the corporate office, but requires approval from the Banks prior to use.  The balance has been classified as a current asset as it will be utilized within approximately 90 days of the period end to settle such operational expenses.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Proceeds from flow-through share offering

Notwithstanding whether there is a specific requirement to segregate the funds, for accounting purposes the funds received through the flow-through share offering completed on July 15, 2009 which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents.

6.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	March 31, 2010			December 31, 2009
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Canadian dollar purchase contracts	$–	$8,167	$8,167	$–	$6,805	$6,805
Current portion	–	–	–	–	(1,961)	(1,961)
Long-term portion	$–	$8,167	$8,167	$–	$4,844	$4,844
Liabilities
Gold forward sales contracts	$–	$(43,606)	$(43,606)	$–	$(44,225)	$(44,225)
Less: Current portion	–	12,757	12,757	–	12,571	12,571
Long-term portion	$–	$(30,849)	$(30,849)	$–	$(31,654)	$(31,654)

On February 20, 2009, the Company entered into a $70.0 million Project Facility with two banks relating to Black Fox (Note 9(a)).  As required by the terms of the Project Facility, the Company entered into a derivative program covering a portion of the Company’s forecasted gold sales and forecasted Canadian dollar operating costs, with the Banks acting as counterparties.

The original derivative program included gold forward sales of 250,430 ounces, representing approximately 60% of the Company’s forecasted sales beginning in May 2009 and continuing over the four year term of the Project Facility.  The weighted average price of the sales program is $876 per ounce of gold.  During the three months ended March 31, 2010, the Company realized a $3.8 million loss on the settlement of gold futures contracts covering 15,796 ounces of gold.

The original foreign exchange derivative program was for the Canadian dollar equivalent of $58 million representing approximately 30% of the Company’s forecasted Canadian dollar operating costs beginning in May 2009 and continuing over the four year term of the Project Facility.  The weighted average price of the sales program is Cdn$1.21 per $1.  During the three months ended March 31, 2010, the Company realized gains of $0.4 million for the settlement of the Canadian dollar equivalent of $2.8 million foreign exchange contracts.  The remaining amounts of the Canadian dollar foreign exchange contracts were unwound early on April 23, 2010 for proceeds of $8.2 million (See Note 20).

Settlements of the remaining gold forward sales contracts and Canadian dollar foreign exchange contracts as of March 31, 2010 are as follows (table not in thousands):

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

	Gold Forward Sales Contracts		Canadian Dollar Foreign Exchange Contracts (1)
Year of Settlement	Gold Ounces	Average Contract Price Per Ounce	Pay US Dollars (Millions)	Exchange Rate (Cdn$/USD)	Purchase Canadian Dollars (Millions)
2010	41,850	$876	$10.6	$1.21	$12.9
2011	54,704	$876	$16.1	$1.21	$19.5
2012	73,458	$876	$16.3	$1.21	$19.7
2013	14,523	$876	$4.1	$1.21	$4.9
	184,535		$47.1		$57.0

(1) The Canadian dollar foreign exchange contracts were unwound early on April 23, 2010 (Note 20).

The Company did not apply hedge accounting to these transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the consolidated statement of operations each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date as follows:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20
Gold forward contracts	n/a	$–	n/a	$–	Derivative instruments	$43,606	Derivative instruments	$44,225
Canadian currency forward contracts	Derivative instruments	8,167	n/a	6,805	n/a	–	n/a	–
Total derivatives		$8,167		$6,805		$43,606		$44,225

The fair value of the gold forward contracts have been determined by examining third party bid and ask gold forward prices for gold contracts that mature on dates that match the Company’s gold forward contract dates.  For the gold forward contract dates for which there was no corresponding third party bid and ask gold forward prices available, the Company estimated the forward price using linear interpolation.  The Company also obtained the risk free rate for each of the gold forward contract maturity dates and used linear interpolation to calculate the risk free rate for the gold forward contract maturity dates that were not available.  As the gold forward contracts are in a loss position, the Company did not include counterparty risk in its valuation.  The Company then calculated the difference between the forward mid price (calculated as the average of bid and ask price) and the contract price determined in the Company’s outstanding forward contracts to determine the net cash flow and thus the value of the contracts.

The fair value of the Canadian currency forward contracts have been determined by examining the bid and ask prices for Canadian Dollar foreign exchange forwards and the U.S. risk free rate for each of the contract dates, with consideration also given to counterparty risk.  The Company then translated the related cash flows to be received on the contract dates to U.S. dollars using the Canadian currency forward contracts for the respective contract maturity dates. The Company then calculated the difference between the cash flows received and the cash flows paid and discounted the net cash flow using the risk free rate adjusted for counterparty consideration to derive the net value for each contract.

The Company’s valuation of its gold forward contracts and Canadian currency forward contracts are considered Level 2 valuations, whereby the valuations utilize quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

7.	INVENTORIES

Inventories consist of:

	March 31, 2010	December 31, 2009
Doré inventory	$1,637	$3,186
In-circuit inventory	2,188	1,561
Stockpiled ore inventory	3,712	2,633
Materials and supplies	1,181	809
	$8,718	$8,189

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

8.	LONG-TERM INVESTMENTS

Long-term investments consist of:

	March 31, 2010	December 31, 2009
Auction rate securites (a)	$1,036	$1,036
Notes receivable (b)	3,440	–
	$4,476	$1,036

(a)	Auction Rate Securities

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange loss and other in the consolidated statement of operations, of nil and $0.05 million for the three months ended March 31, 2010 and 2009, respectively, and as such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of ARS at March 31, 2010 and December 31, 2009 are $1.0 million.  The ARS are pledged as collateral for a $0.9 million margin loan.

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

There were no changes in the carrying value of the Company’s ARS from December 31, 2009 to March 31, 2010.

(b)	Notes Receivable

On February 1, 2010, the Company sold its 100% interest in MTMI, which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn (Note 14), for consideration consisting of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million (the “Elkhorn Notes”).  The Elkhorn Notes are secured by real property in Boulder County, Colorado.  The Elkhorn Notes are due on February 1, 2011.  The Elkhorn Notes bear interest at a rate of 8.0% per annum.

Based on a valuation performed on the property securing the Elkhorn Notes using Level 3 inputs the notes were recorded at a value of $3.4 million and classified as a long-term investment, as the Company does not anticipate collecting on the Elkhorn Notes within the next twelve months.  Level 3 inputs are those inputs used in a valuation technique that are both significant to the fair value measurement and unobservable, i.e. supported by little or no market activity.  The valuation of the property included $1.7 million for the associated land, and $1.7 million for the replacement cost of the associated buildings.  The land value was determined by examining sales of land in the near vicinity with similar characteristics, and making adjustments as appropriate.  The replacement cost of the buildings was determined by estimating the cost to re-create the structures on the property, and then deducting for the physical depreciation of the standing buildings.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2009	December 31, 2009
Black Fox Project Facility (a)	$54,097	$62,514
Convertible debentures (b)	4,367	4,926
Capital leases	14,983	15,320
Notes payable and other	1,952	1,009
Total debt	75,399	83,769
Less: current portion of long-term debt	(41,305)	(34,860)
Total long-term debt	$34,094	$48,909
As of March 31, 2010, long-term debt is repayable as follows:

	Black Fox Project Facility	Convertible Debentures	Capital leases	Notes payable and other	Total
2010	$33,202	$4,676	$3,221	$1,952	$43,051
2011	10,200	–	4,355	–	14,555
2012	16,598	–	3,709	–	20,307
2013	–	–	3,557	–	3,557
2014	–	–	1,908	–	1,908
Total payments due under long-term debt	60,000	4,676	16,750	1,952	83,378
Less: imputed interest	–	(309)	(1,767)	–	(2,076)
Less: unamortized debt discount	(5,903)	–	–	–	(5,903)
Total debt	54,097	4,367	14,983	1,952	75,399
Less: current portion of long-term debt	(31,490)	(4,367)	(3,496)	(1,952)	(41,305)
Total long-term debt	$22,607	$–	$11,487	$–	$34,094

(a)	Financing Agreement

On February 20, 2009, the Company entered into a $70 million project financing agreement (the “Project Facility”) with the Banks relating to the Black Fox Project.  As of December 31, 2009, the Company had borrowed the full $70 million available under the Project Facility.

The terms of the Project Facility include:  (i) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (ii) scheduled repayment of the principal amount in unequal quarterly amounts commencing September 30, 2009 (see discussion below regarding rescheduling of quarterly payments) with the final repayment no later than March 31, 2013; and (iii) an arrangement fee of $3.5 million, which was paid by the Company to the Banks in cash on February 23, 2009.  The average monthly LIBOR rate charged to the Company during the three months ended March 31, 2010 was 0.2%.

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project reserves, satisfaction of a minimum tangible net worth test, and the operation of the Black Fox project in compliance with an agreed cash flow budgeting and operational model.  As at March 31, 2010, the Company was in compliance with the various financial and operational covenants of the Project Facility.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The Company recorded a $10.9 million discount on the Project Facility, comprised of the $3.5 million arrangement fee and the $7.4 million fair value of the Banks’ Compensation Warrants, which discount will be accreted over the life of the loan using the effective interest method and charged to interest expense.  Additionally, at inception, the Company recorded $0.6 million of debt transactions costs that are treated similarly to the discount on the Project Facility.  The accreted interest for the three months ended March 31, 2010 was $1.6 million, which includes an adjustment of $0.5 million additional interest during the period for the revised estimated repayment schedule of the principal.

Consent and Amendment to the Project Facility

On March 9, 2010, the Banks executed a consent letter (the “Consent Letter”) in connection with the Arrangement Agreement (Note 4) with Linear, which was agreed to and accepted by each of Apollo and Linear, pursuant to which the Banks agreed, subject to the terms and conditions contained in the Consent Letter:

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
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The Banks’ agreement to the Consent and the Standstill Provisions is subject to a number of conditions, including without limitation (i) the Banks approving the Definitive Agreements and such Definitive Agreements being executed by no later than March 31, 2010, (ii) the Banks being satisfied that the completion of the Arrangement will not cause a breach or default under any “project documents” (as defined in the Project Facility), (iii) the Banks being satisfied that the Arrangement will not have any material negative tax implications for Apollo, Linear and each of their direct or indirect subsidiaries, (iv) the Banks being satisfied that, immediately following completion of the Arrangement and after making the payment of $10.0 million as set forth in the repayment schedule set forth above, Apollo having restricted cash on hand of not less than Cdn$10.0 million, (v) at completion of the Arrangement, the Banks being satisfied regarding indebtedness and encumbrances of Linear and its direct and indirect subsidiaries, and (vi) that the Banks will allow the Company to close out its Canadian dollar foreign exchange contracts provided it would generate proceeds of greater than $5.0 million – the proceeds from the close out of these contracts would be applied to the repayment due under the Repayment Schedule in reverse order of maturity.  On March 19, 2010, the Company repaid $10.0 million of principal due on the Project Facility in accordance with (iv) above.  On April 23, 2010, the Canadian dollar foreign exchange contracts were unwound for proceeds of $8.2 million which amount was repaid to reduce the principal balance of the Project Facility.  The $8.2 million is included in current portion of long-term debt at March 31, 2010.

(b)	Convertible Debentures

On February 26, 2010, the Company reached an agreement with the holder (the “Debenture Holder”) of its Series 2007-A convertible debentures (the “2007 Debentures”) to further extend the maturity date of the $4.3 million principal amount of the 2007 Debentures held by the Debenture Holder from February 23, 2010 to August 23, 2010 (the “Extended Debentures”).  The Debenture Holder owned $4.3 million principal amount of the 2007 Debentures as of December 31, 2009 and February 23, 2010 (on which $0.8 million of interest was paid on March 3, 2010).

In consideration for the foregoing, the Company agreed to (i) issue 800,000 common shares of the Company to the Debenture Holder (“Debenture Holder Shares”) on February 26, 2010, and (ii) issue 2,145,000 common share purchase warrants (“Debenture Holder Warrants”) with an expiration date of February 23, 2011 and an exercise price of $0.50.

The Company recorded a loss on modification of convertible debentures of $0.5 million comprised of $0.3 million for the Debenture Holder Shares, $0.1 million for the Debenture Holder Warrants and $0.1 million for administrative costs.  The Debenture Holder Warrants were assigned a fair value of $0.1 million, using an option pricing model with the following assumptions:  no dividends are paid, a volatility of the Company’s share price of 66%, an expected life of the warrants of one year, and an annual risk-free rate of 1.3%.

The Extended Debentures bear interest at a rate of 18% per annum and are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at $0.50.  The Company has the option to force conversion of the Extended Debentures under certain circumstances.

On the date of extension of the Extended Debentures, the $4.3 million principal represented the fair value of the Debentures.  The holder’s option to convert the principal balance into common shares did not represent a beneficial conversion feature at the date of extension as the trading price of the Company’s common shares was lower than the strike price, and as such, no portion of the principal was allocated to the holder’s option to convert the principal balance.  The $4.3 million fair value of the Extended Debentures is classified as a liability.

10.	EQUITY-LINKED FINANCIAL INSTRUMENTS

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
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Under the guidance, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of March 31, 2010 and December 31, 2009, the Company had 104.4 million and 105.5 million outstanding warrants to purchase common shares of the Company, respectively, that were denominated in a currency (Canadian dollars) other than its functional currency (US dollars).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under the guidance.  The warrants thereby are accounted for separately as derivative instruments, rather than as equity instruments.

As of March 31, 2010, the Company has assessed the fair value of the outstanding warrants subject to this accounting guidance and recorded a gain of $10.0 million on the fair value change of the warrants.

These warrants were fair valued at March 31, 2010 and December 31, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 76% and 78%, weighted average expected lives of the warrants of 2.4 and 2.6 years, and weighted average annual risk-free rates of 2.0% and 1.8%, respectively.

11.	SHARE CAPITAL

(a)	Shares issued in 2010

(i)           During the three months ended March 31, 2010, the Company issued (a) 300,000 common shares of the Company to a firm as compensation for services and (b) 1,592,733 common shares of the Company to a certain party as consideration for a promissory note with an aggregate balance of $0.7 million (See Note 14).

(ii)          For the three months ended March 31, 2010, there were 8,580,000 shares issued upon exercise of warrants for proceeds of $2.1 million.  Each warrant exercised had an exercise price of $0.25.

(iii)         On February 26, 2010, the Company issued 800,000 common shares of the Company and 2,145,000 common share purchase warrants that expire on February 23, 2011 and have an exercise price of $0.50 to the Debenture Holder as compensation to extend the 2007 Debentures for six months.  See Note 9(b) for additional information.

(iv)          On March 19, 2010, the Company issued 62,500,000 common shares of the Company to Linear for net proceeds of $24.5 million.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Warrants

A summary of information concerning outstanding warrants is as follows:

Number of Warrants and Shares Issuable upon Exercise
Balance, December 31, 2009	111,593,178
Warrants issued	2,145,000
Warrants exercised	(8,580,000)
Warrants expired	(1,020,000)
Balance, March 31, 2010	104,138,178

The following table summarizes outstanding warrants as at March 31, 2010:

Date Issued	Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
		Exercisable in US$
February 26, 2010	2,145,000	0.50	February 23, 2011
		Exercisable in Cdn$
December 31, 2008	255,000	0.30	December 31, 2010
February 20, 2009	2,317,901	0.256	February 20, 2011
July 24, 2008	20,403,250	0.65	July 24, 2011
December 10, 2008	42,614,254	0.221	December 10, 2012
February 20, 2009	34,836,111	0.252	February 20, 2013
July 15, 2009	1,566,662	0.24	July 15, 2011
	101,993,178
	104,138,178

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

(c)	Options

A summary of information concerning outstanding stock options is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2009	11,594,371	$0.64
Options granted	200,000	0.50
Options forfeited	(32,500)	0.45
Balance, March 31, 2010	11,761,871	$0.64

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2010:

Options Outstanding				Options Exercisable
Number Outstanding	Expiry Date	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price Per Share
100,000	September 1, 2011	$0.46	1.4	100,000	$0.46
675,100	February 18, 2013	2.24	2.9	675,100	2.24
260,000	March 10, 2014	2.05	3.9	260,000	2.05
25,000	May 19, 2014	1.44	4.1	25,000	1.44
20,200	August 10, 2014	0.95	4.4	20,200	0.95
1,158,250	March 10, 2015	0.65	4.9	1,158,250	0.65
100,000	August 4, 2015	0.27	5.3	100,000	0.27
300,000	December 12, 2015	0.20	5.7	300,000	0.20
125,000	March 28, 2016	0.65	6.0	125,000	0.65
200,000	May 23, 2016	0.53	6.2	200,000	0.53
108,000	August 10, 2016	0.48	6.4	108,000	0.48
20,000	November 9, 2016	0.32	6.6	20,000	0.32
2,810,064	February 6, 2017	0.57	6.9	2,810,064	0.57
21,250	May 23, 2017	0.46	7.4	21,250	0.46
1,973,950	March 27, 2018	0.66	8.0	1,973,950	0.66
21,250	August 12, 2018	0.37	8.4	10,625	0.37
30,000	November 11, 2018	0.15	8.6	15,000	0.15
3,183,067	March 31, 2019	0.32	9.0	1,683,034	0.32
265,240	May 6, 2019	0.15	9.1	–	–
165,500	August 11, 2019	0.44	9.4	–	–
200,000	August 11, 2019	0.50	9.8	–	–
11,761,871		$0.64	7.2	9,605,473	$0.70

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	March 31, 2010	March 31, 2009
Risk-free interest rate	2.9%	1.9%
Dividend yield	0%	0%
Volatility	76%	78%
Expected life in years	6	6
Weighted average grant-date fair value of stock options	$0.34	$0.22

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

12.	INTEREST EXPENSE

Interest expense consists of:

	March 31, 2010	March 31, 2009
Accretion on convertible debentures	$215	$802
Amortization of debt discount	1,583	–
Amortization of deferred financing costs	38	–
Project Facility, capital leases and other	1,506	28
	$3,342	$830

For the three months ended March 31, 2009, the Company recorded capitalized interest of $0.8 million.

13.	INCOME TAXES

The Company recorded income tax benefits of $0.9 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, related to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

14.	MONTANA TUNNELS JOINT VENTURE

On February 1, 2010, the Company completed the sale of its 100% interest in MTMI, which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn, for consideration of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million.  Based on a valuation performed on the property securing the Elkhorn Notes using Level 3 inputs (see Note 8(b)), an impairment of $0.3 million was recorded for the Montana Tunnels equity interest as of December 31, 2009.  For the three months ended March 31, 2010, the Company has recorded a $0.7 million loss on the sale of Montana Tunnels.

On March 12, 2010, the Company entered into a purchase agreement with a certain party who was a secondary creditor to the property which secures the Elkhorn Notes (the “Noteholder”) pursuant to which the Company issued 1,592,733 common shares on March 18, 2010, as consideration for a promissory note held by the Noteholder with an aggregate balance of $0.7 million.  The Company recorded an additional loss on the sale of the Montana Tunnels joint venture of $0.6 million which is included within Equity loss in Montana Tunnels joint venture.  Principal and interest on the promissory note are due March 12, 2011 and the promissory note bears interest of 8% per annum.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
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

Earnings (loss) used in determining EPS are presented below for the three months ended March 31.

	2010	2009
Net income (loss)	$6,449	$(28,424)
Weighted average number of shares outstanding, basic	276,461,433	226,458,505
Dilutive securities:
Options	906,520	–
Warrants	35,287,606	–
Weighted average number of shares outstanding, diluted	312,655,559	226,458,505
Basic and diluted earnings (loss) income per share	$0.02	$(0.13)

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	33,104,194	36,486,837
Average exercise price of OWNI	$0.66	$0.55
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	8,580,000	8,580,000
Average conversion price of anti-dilutive convertible securities	$0.50	$0.50

Due to a net loss for the three months March 31, 2009, an additional 27.0 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items for the three months ended March 31 are:

	2010	2009
(Increase) decrease in:
Accounts receivable and other	$583	$(706)
Prepaids	(103)	12
Inventories	(318)	–
Increase (decrease) in:
Accounts payable	(1,394)	852
Accrued liabilities	(14)	429
	$(1,246)	$587

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Non-cash transactions for the three months ended March 31 are:

	2010	2009
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	1,080	582
Sale of MTMI for long-term notes receivable	3,440	–
Increase in property, plant and equipment due to assets acquired via issuance of notes payable	–	633
Increase in additional paid-in capital for the issuance of warrants to the Banks in connection with the Project Facility (Note 7(a)) and a corresponding decrease in debt for the debt discount	–	7,395

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The capital structure of the Company consists of current and long-term debt and equity attributable to common shareholders, comprising issued common stock, additional paid-in capital, and accumulated deficit.

(b)	Credit Risk

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company.  The Company’s credit risk is limited to cash, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments, auction rate securities and notes receivable in the ordinary course of business.  Cash, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities are placed with high-credit quality financial institutions.  The Company sells its metal production exclusively to large international organizations with strong credit ratings.  The balance of trade receivables owed to the Company in the ordinary course of business is not significant.  The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments.  Therefore, the Company is not exposed to significant credit risk.  Overall, the Company’s credit risk has not changed significantly from 2009 with the exception of the notes receivable described in Note 8 (b).

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  The Company has not recorded an impairment on any of the financial assets of the Company during the three months ended March 31, 2010.  Apollo continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated AAA when purchased, pursuant to Apollo’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Apollo’s ARS have continued to make regular interest payments.  Apollo’s ARS were downgraded to Aa during 2008.  If uncertainties in the credit and capital markets persist or Apollo’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Apollo believes that the current illiquidity of its ARS will not have a material impact on Apollo’s financial condition.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The Company’s maximum exposure to credit risk is represented by the carrying amount on the balance sheet of cash, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments, auction rate securities and notes receivable.  There are no material financial assets that the Company considers to be past due.

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

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms.  At March 31, 2010, the Company is in compliance with its debt covenants.  The Company’s overall liquidity risk has not changed significantly from the prior year.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash, restricted certificates of deposit and accounts payable.  For the three months ended March 31, 2010, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.4 million, respectively, for a 10% increase or decrease in the Canadian dollar.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility (Note 9(a)), the Company entered into a foreign exchange derivative program for the Canadian dollar equivalent of $58 million.  These contracts were unwound on April 23, 2010 for proceeds of $8.2 million.  See Note 6 for details.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of March 31, 2010, the Company’s significant outstanding borrowings consist of $54.1 million of indebtedness under the Project Facility (Note 9(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 9(b)).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rate charged to the Company on the Project Facility during the three months ended March 31, 2010 was 0.2%.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rate paid by the Company during the first quarter of 2010 on its outstanding borrowings was 7.8%.

For the three months ended March 31, 2010, a 100 basis point increase or decrease in interest rates would have had a $0.2 million increase or decrease to interest expense recorded during the quarter.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(f)	Commodity Price Risk

The Company’s principal businesses include the sale of gold.  Revenues, earnings and cash flows from the sale of gold are sensitive to changes in market prices, over which the Company has little or no control. The Company has the ability to address its price-related exposures through the limited use of options, future and forward contracts, but generally does not enter into such arrangements.

On February 20, 2009, in order to meet certain loan criteria of the Project Facility, the Company entered into certain gold forward sales contracts.  See Note 6 for details.

(g)	Fair Value Estimation

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities and notes receivable.  The valuation method of the Company’s ARS investments is described in Note 8(a).  The valuation method of the Company’s notes receivable acquired during the three months ended March 31, 2010 is described in Note 8(b).

The carrying value less impairment provision, if necessary, of restricted cash, restricted certificates of deposit, long-term investments, trade receivables, trade payables, and notes receivable approximate their fair values.  In addition, as the interest rate on the Company’s credit facility is floating and has no unusual rights or terms, the carrying value approximates its fair value.

18.	SEGMENTED INFORMATION

Apollo operates the Black Fox development project in Canada.  The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured.  The financial information for Montana Tunnels assets and liabilities as of December 31, 2009 and the results of operations for the three months ended March 31, 2010 and 2009 are reported under the equity investment method as a result of the joint venture agreement (see Note 14) and is presented within Corporate and Other.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Amounts as at March 31, 2010 are as follows:

	Black Fox	Corporate and Other	Total
Current assets	$11,061	$28,135	$39,196
Property, plant, and equipment	110,545	3,016	113,561
Restricted certificates of deposit	15,310	8	15,318
Other long-term assets	–	4,476	4,476
Total assets	$136,916	$35,635	$172,551

Current liabilities	$40,669	$21,033	$61,702
Derivative instruments	–	30,849	30,849
Equity-linked financial instruments	–	17,305	17,305
Accrued site closure costs	5,710	–	5,710
Debt and other long-term liabilities	34,544	353	34,897
Total liabilities	$80,923	$69,540	$150,463

Amounts as at December 31, 2009 are as follows:

	Black Fox	Corporate and Other	Total
Current assets	$14,020	$4,945	$18,965
Derivative instruments – long-term	–	4,844	4,844
Property, plant, and equipment	113,167	3,004	116,171
Investment in Montana Tunnels joint venture	–	3,440	3,440
Other long-term assets	14,798	1,043	15,841
Total assets	$141,985	$17,276	$159,261

Current liabilities	$36,153	$20,524	$56,677
Derivative instruments	–	31,654	31,654
Equity-linked financial instruments	–	27,318	27,318
Accrued site closure costs	5,345	–	5,345
Debt and other long-term liabilities	50,213	483	50,696
Total liabilities	$91,711	$79,979	$171,690

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Amounts for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010
	Black Fox	Corporate and Other	Total
Revenue from the sale of gold	$17,626	–	$17,626
Operating expenses
Direct operating costs	9,984	–	9,984
Depreciation and amortization	3,455	6	3,461
Accretion expense – accrued site closure costs	175	–	175
General and administrative expenses	–	1,949	1,949
Exploration, business development and other	181	90	271
	13,795	2,045	15,840
Operating income	3,831	(2,045)	1,786
Other income (expenses)
Interest income	–	54	54
Interest expense	(3,123)	(219)	(3,342)
Loss on modification of convertible debentures	–	(513)	(513)
Linear acquisition costs	–	(577)	(577)
Fair value change on equity-linked financial instruments	–	10,013	10,013
Realized losses on derivative instruments	–	(3,343)	(3,343)
Unrealized gains on derivative instruments	–	1,981	1,981
Foreign exchange gain and other	96	126	222
	(3,027)	7,522	4,495
Income before income taxes and equity loss in Montana Tunnels joint venture	$804	$5,477	$6,281

Investing activities Property, plant and equipment expenditures	$1,045	$17	$1,062

	Three Months Ended March 31, 2009
	Black Fox	Corporate and Other	Total
Operating expenses
Depreciation and amortization	$–	$10	$10
General and administrative expenses	–	932	932
Exploration, business development and other	64	163	227
Operating loss	(64)	(1,105)	(1,169)
Other income (expenses)
Interest income	–	40	40
Interest expense	–	(830)	(830)
Debt transaction costs	–	(1,239)	(1,239)
Loss on modification of debentures	–	(1,969)	(1,969)
Fair value change on equity-linked financial instruments	–	(4,753)	(4,753)
Realized gains on derivative instruments	–	368	368
Unrealized losses on derivative instruments	–	(18,418)	(18,418)
Foreign exchange gain and other	–	97	97
Loss before income taxes and equity loss in Montana Tunnels joint venture	$(64)	$(27,809)	$(27,873)

Investing activities Property, plant and equipment expenditures	$21,866	$–	$21,866

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

19.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with U.S. GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with Canadian GAAP at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

Material variances between financial statement items under U.S. GAAP and the amounts determined under Canadian GAAP are as follows:

	March 31, 2010	December 31, 2009
Total assets in accordance with U.S GAAP	$172,551	$159,261
Bank indebtedness (e)	–	(328)
Montana Tunnels joint venture (b)	–	10,911
Black Fox development costs(c)	26,633	27,674
Convertible debentures (d)	(447)	(485)
Total assets in accordance with Canadian GAAP	$198,737	$197,033

Total liabilities in accordance with U.S. GAAP	$150,463	$171,690
Bank indebtedness (e)	–	(328)
Montana Tunnels joint venture (b)	–	10,911
Convertible debentures (d)	(217)	(86)
Income taxes related to flow-through share issuance (e)	–	(869)
Equity-linked financial instruments (g)	(17,305)	(27,318)
Total liabilities in accordance with Canadian GAAP	$132,941	$154,000

Total shareholders’ equity (deficiency) in accordance with U.S. GAAP	$22,088	$(12,429)
Financing costs (a)	–	(485)
Black Fox development costs (c)	26,633	27,674
Convertible debentures (d)	(230)	86
Income taxes related to flow-through share issuance (e)	–	869
Equity-linked financial instruments (g)	17,305	27,318
Total shareholders’ equity in accordance with Canadian GAAP	$65,796	$43,033

Total shareholders’ equity and liabilities in accordance with Canadian GAAP	$198,737	$197,033

Under Canadian GAAP, the components of shareholders’ equity would be as follows:

	March 31, 2010	December 31, 2009
Share capital	$228,664	$202,925
Equity component of convertible debentures	312	584
Contributed surplus	37,022	36,051
Deficit	(200,202)	(196,527)
Total shareholders’ equity in accordance with Canadian GAAP	$65,796	$43,033

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Under Canadian GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended March 31,
	2010	2009
Income (loss) before equity loss in Montana Tunnels joint venture for the period, based on U.S. GAAP	$7,150	$(27,800)
Financing costs (a)	38	(572)
Black Fox development costs (c)	(1,041)	–
Convertible debentures (d)	(181)	(168)
Warrants treated as liabilities under EITF 07-5 (h)	(10,013)	4,753
Income taxes (f)	1,073	116
Loss from continuing operations for the period, based on Canadian GAAP	(2,974)	(23,671)
Equity loss in Montana Tunnels joint venture, under U.S. GAAP	(701)	(624)
Montana Tunnels joint venture (b)	–	(458)
Loss from discontinued operations for the period, based on Canadian GAAP	(701)	(1,082)
Net (loss) income for the period based on Canadian GAAP	$(3,675)	$(24,753)
Comprehensive loss based on Canadian GAAP	$(3,675)	$(24,753)
Basic and diluted net loss per share in accordance with Canadian GAAP	$(0.01)	$(0.11)
Equity loss in Montana Tunnels joint venture, under U.S. GAAP
Under Canadian GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended March 31,
	2010	2009
Cash (used in) provided by operating activities based on U.S. GAAP	$(1,379)	$749
Montana Tunnels joint venture (b)	–	807
Cash (used in) provided by operating activities based on Canadian GAAP	(1,379)	1,556

Cash used in investing activities based on U.S. GAAP	(12,354)	(13,696)
Montana Tunnels joint venture (b)	–	(6)
Restricted cash for Canadian flow-through expenditures (e)	(4,295)	(3,084)
Cash used in investing activities based on Canadian GAAP	(16,649)	(16,786)

Cash provided by financing activities based on U.S. GAAP	15,669	17,596
Montana Tunnels joint venture (b)(i)	–	(267)
Cash provided by financing activities based on Canadian GAAP	15,669	17,329

Effect of exchange rate changes on cash	(5)	(4)

Net cash (outflow) inflow in accordance with Canadian GAAP	(2,364)	2,095
Cash, beginning of period in accordance with Canadian GAAP	4,295	3,097
Cash, end of period in accordance with Canadian GAAP	$1,931	$5,192

(a)	Financing costs

Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt.

Under Canadian GAAP, the Company expenses debt financing costs when they are incurred.

APOLLO GOLD CORPORATION
Notes to the Condensed Consolidated Financial Statements
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Montana Tunnels joint venture

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

Under Canadian GAAP, mining development costs at Black Fox Project have been capitalized from inception.  Accordingly, for Canadian GAAP purposes, a cumulative increase in property, plant and equipment of $26.2 million has been recorded as at March 31, 2010.

(d)	Convertible debentures

Under Canadian GAAP, the 2007 Debentures (Note 9(b)) would be recorded as compound financial instruments including detachable note warrants.  On issuance, under U.S. GAAP, the detachable note warrants are similarly treated as an equity instrument with the remainder of the convertible debentures treated as a liability.  Further, under U.S. GAAP, the beneficial conversion features determined using the effective conversion prices based on the proceeds allocated to the convertible debentures is allocated to additional paid-in capital.  This discount on the debenture is recognized as additional interest expense immediately as the debt is convertible at the date of issuance.  Canadian GAAP does not require the recognition of any beneficial conversion feature.

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
Three month period ended March 31, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  They are not considered restricted under Canadian GAAP.  As at March 31, 2010 and December 31, 2009, there were unexpended flow-through funds of $4.6 million and $4.6 million, respectively.

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all amounts as of March 31, 2010.

(g)	Equity-linked financial instruments not indexed to the Company’s own stock

Under U.S. GAAP, effective January 1, 2009, an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of March 31, 2010 and December 31, 2009, the Company had 104.4 million and 105.5 million outstanding warrants to purchase common shares of the Company, respectively, that were denominated in a currency (Canadian dollars) other than its functional currency (US dollars).  As such, these warrants are not considered to be indexed to the Company’s own stock, and are thereby required to be accounted for separately as derivative instruments, rather than as equity instruments.

Under Canadian GAAP, these warrants are accounted for as equity instruments, with their fair value upon issuance recognized as additional paid-in capital.

20.	SUBSEQUENT EVENT

On April 23, 2010, the Company unwound its Canadian dollar foreign exchange contracts (see Note 6) for net proceeds of $8.2 million.  The proceeds were used to reduce the debt outstanding on the Project Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars.

The following discussion and analysis should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as with the consolidated financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to ‘‘we,’’ ‘‘our,’’ “us,” the “Company” or ‘‘Apollo’’ refer to Apollo Gold Corporation and its subsidiaries collectively.  The financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).  For a reconciliation to GAAP in Canada (Canadian GAAP), see Note 19 to the consolidated financial statements set forth above.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, lead, and zinc production, where applicable.  Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes.  The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.  See “Reconciliation of Cash Operating and Total Production Costs Per Ounce” below.  References in this Form 10-Q to “$” are to United States dollars.  Canadian dollars are indicated by the symbol “Cdn$”.

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

During the third quarter of 2009, the Company adopted a plan to dispose of Montana Tunnels Mining, Inc. (“MTMI”), which includes the Montana Tunnels and Diamond Hill mines.  The Montana Tunnels mine, a 50% joint venture (“Montana Tunnels”), accounted for under the equity investment method, is an open pit mine and mill that produced gold doreand lead-gold and zinc-gold concentrates, located in the State of Montana.  Montana Tunnels was placed under care and maintenance on April 30, 2009.  The Diamond Hill mine, also located in the State of Montana, was also under care and maintenance.  On February 1, 2010, we completed the sale of all the outstanding capital stock of MTMI, which held the 50% joint venture in the Montana Tunnels mine, to our joint venture partner, Elkhorn Goldfields, Inc. (“Elkhorn”), for consideration consisting of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates from Calais Resources, Inc., Calais Resources Colorado, Inc. (together with Calais Resources, Inc., “Calais”) and Aardvark Agencies, Inc. with an aggregate outstanding balance of approximately $9.5 million.  Certain of the promissory notes (with an aggregate outstanding balance of approximately $8 million) are past due and we agreed to forbear from collecting such notes until February 1, 2011.

Corporate

Proposed Business Combination with Linear and Related Private Placement

General.  On March 9, 2010, Apollo and Linear entered into a binding letter of intent (as amended on March 18, 2010, the “Letter of Intent”) pursuant to which (i) the businesses of Apollo and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Business Corporations Act (Alberta) (“ABCA”) and (ii) Linear would purchase approximately 62,500,000 common shares (the “Purchased Shares”) of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million (the “Private Placement”).  The Private Placement was completed on March 19, 2010.  As part of the Arrangement, the Apollo common shares issued to Linear in this Private Placement will be cancelled without any payment upon completion of the Arrangement.  On March 31, 2010, Apollo, 1526735 Alberta ULC, an unlimited liability company existing under the laws of the Province of Alberta and wholly owned by Apollo (“Subco”), and Linear entered into a definitive arrangement agreement (the “Arrangement Agreement”) with respect to the Arrangement.  The Arrangement Agreement supersedes the binding letter of intent entered into between Apollo and Linear on March 9, 2010 (and as amended on March 18, 2010) and disclosed in the Form 8-Ks filed by Apollo with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2010 and March 23, 2010.

Pursuant to the Arrangement:

•	each outstanding Linear common share will be exchanged for 5.4742 Apollo common shares (the “Exchange Ratio”);
•
each warrant to purchase a Linear common share (a “Linear Warrant”) outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”) will be exchanged for a warrant to purchase an Apollo common share (an “Apollo Warrant”) which will be exercisable to acquire, on the same terms and conditions as were applicable to such Linear Warrant immediately prior to the Effective Time, the number of Apollo common shares (rounded to the nearest whole number) equal to the product of: (A) the number of Linear common shares subject to such Linear Warrant immediately prior to the Effective Time; and (B) 5.4742; the exercise price per Apollo common share subject to any such Apollo Warrants shall be an amount (rounded to the nearest cent) equal to the quotient of: (A) the exercise price per Linear common share subject to such Linear Warrant immediately prior to the Effective Time divided by (B) 5.4742; and

•
each outstanding option to purchase a Linear common share (“Linear Option”) granted under Linear’s Stock Option Plan will be exchanged for options of Apollo (the “Apollo Options”) granted under Apollo’s Stock Option Plan which will be exercisable to acquire, on the terms and conditions set forth in the Apollo Stock Option Plan, the number of Apollo common shares (rounded to the nearest whole number) equal to the product of: (A) the number of Linear common shares subject to such Linear Option immediately prior to the Effective Time and (B) 5.4742; the exercise price per Apollo common share subject to any such Apollo Option shall be an amount (rounded to the nearest cent) equal to the quotient of: (A) the exercise price per Linear common share subject to such Linear Option immediately prior to the Effective Time divided by (B) 5.4742; provided that current employees of Linear holding Linear Options whose employment is terminated in connection with the Arrangement will have their Linear Options exchanged for Apollo Options which shall expire on the earlier of: (i) the current expiry date of the corresponding Linear Options; and (ii) the first anniversary of the date of completion of the Arrangement.

Upon consummation of the Arrangement, the transaction is expected to be accounted for as an acquisition of a business with Apollo being the acquirer.  The shareholders of Linear immediately prior to the Arrangement are expected to own approximately 47.8% of the outstanding common stock of Apollo on a non-diluted basis and approximately 42.9% on a fully-diluted basis.

Board of Directors and other Matters.  Upon consummation of the Arrangement, the Arrangement Agreement contemplates that:

•	Apollo and Linear will agree on a new name for Apollo; and
•
The Board of Directors of Apollo would consist of seven directors, which would be composed of (i) Wade Dawe (the current Chief Executive Officer of Linear), who would be nominated as the Chairman of the Board of Directors, (ii) three current Apollo board members or Apollo nominees, (iii) two Linear nominees and (iv) one nominee who shall be a technical person mutually agreed upon by Apollo and Linear.

Conditions to Consummation of Arrangement.  The Arrangement Agreement provides that each party’s obligation to proceed with the Arrangement is subject to a number of  conditions precedent, including without limitation conditions relating to (i) obtaining the necessary interim and final orders of the Court of Queen’s Bench of Alberta (the “Court”), (ii) approval of the securityholders of Linear and Apollo of the transactions set forth in the Arrangement Agreement for which their approval is required under applicable law, (iii) approval of the Toronto Stock Exchange and the NYSE Amex Equities Exchange to the listing of the Apollo common shares to be issued in the Arrangement and the Apollo common shares issuable upon exercise of the Apollo Options and Apollo Warrants issued in the Arrangement, (iv) the effectiveness of a U.S. registration statement registering the issuance of the Apollo common shares issuable upon exercise of the Apollo Options and Apollo Warrants issued in the Arrangement under the Securities Act and (v) other customary conditions typical for transactions of this type.

Break Fee.  The Arrangement Agreement provides that Apollo is required to pay a break fee of Cdn$4.0 million if the Arrangement Agreement is terminated (i) as a result the failure to obtain the requisite Apollo shareholder approval or (ii) in certain circumstances relating to Apollo’s receipt of a competing acquisition proposal or if Apollo accepts a “superior proposal” meeting the requirements set forth in the Arrangement Agreement.  In addition, Linear is required to pay a break fee of Cdn$4.0 million if the Arrangement Agreement is terminated (i) as a result of the failure to obtain the requisite Linear shareholder approval or (ii)  in certain circumstances relating to Linear’s receipt of a competing acquisition proposal or if Linear accepts a “superior proposal” meeting the requirements set forth in the Arrangement Agreement.

Linear Private Placement

Concurrently with the execution of the Letter of Intent, Apollo and Linear entered into a subscription agreement (the “Subscription Agreement”) providing for a Private Placement whereby Linear purchased 62,500,000 common shares of Apollo at a price of Cdn$0.40 per common share for gross proceeds of Cdn$25.0 million.  This Private Placement closed on March 19, 2010.

Pursuant to the Letter of Intent and the Subscription Agreement (i) each of Macquarie Bank Limited and RMB Australia Holdings Limited (collectively, the “Banks”) entered into a support agreement pursuant to which each of the Banks agreed, among other things, to support and vote in favor of the Arrangement; and (ii) each of the Banks entered into a lock-up agreement,  pursuant to which each of the Banks agreed, among other things, not to, directly or indirectly, exercise or offer, sell, contract to sell, lend, swap, or enter into any other agreement to transfer the economic consequences of any of the Apollo common shares or common share purchase warrants of Apollo held by them before December 31, 2010 (See Note 9(a) for additional information about the Project Facility).

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
•
before September 30, 2010, not to make a demand, accelerate payment or enforce any security or any other remedies upon an “event of default” or a “review event” under the Project Facility unless and until the occurrence of certain “override events” set forth in the Consent Letter (which “override events” are primarily related to breaches of certain covenants and provisions of the Consent Letter and the Project Facility) (the “Standstill Provisions”); and

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

The Banks’ agreement to the Consent and the Standstill Provisions is subject to a number of conditions, including without limitation (i) the Banks approving the Definitive Agreements and such Definitive Agreements being executed by no later than March 31, 2010, (ii) the Banks being satisfied that the completion of the Arrangement will not cause a breach or default under any “project documents” (as defined in the Project Facility), (iii) the Banks being satisfied that the Arrangement will not have any material negative tax implications for Apollo, Linear and each of their direct or indirect subsidiaries, (iv) the Banks being satisfied that, immediately following completion of the Arrangement and after making the payment of $10.0 million as set forth in the repayment schedule set forth above, Apollo having restricted cash on hand of not less than Cdn$10.0 million, (v) at completion of the Arrangement, the Banks being satisfied regarding indebtedness and encumbrances of Linear and its direct and indirect subsidiaries, and (vi) that the Banks will allow the Company to close out its Canadian dollar foreign exchange contracts provided it would generate proceeds of greater than $5.0 million – the proceeds from the close out of these contracts would be applied to the repayment due under the Repayment Schedule in reverse order of maturity.  On March 19, 2010, the Company repaid $10.0 million of principal due on the Project Facility in accordance with (iv) above.  On April 23, 2010, the Canadian dollar foreign exchange contracts were unwound for proceeds of $8.2 million which amount was repaid to reduce the principal balance of the Project Facility.

Subject in certain cases to applicable notice provisions and cure periods, events of default under the Project Facility include, without limitation: (i) failure to make payments when due; (ii) certain misrepresentations under the Project Facility and certain other documents; (iii) breach of financial covenants in the Project Facility; (iv) breach of other covenants in the Project Facility and certain other documents; (v) loss of certain mineral rights; (vi) compulsory acquisition or expropriation of certain secured property by a government agency; (vii) certain cross-defaults on other indebtedness of our company; (viii) entry of certain judgments against us that are not paid or satisfied; (ix) enforcement of encumbrances against our material assets (or any such encumbrance becomes capable of being enforced); (x) events of liquidation, receivership or insolvency of our company; (xi) maintenance of listing status on the TSX or NYSE Amex and status as a reporting issuer under Canadian securities laws; or (xii) occurrence of any event which has or is reasonably likely to have a material adverse effect on our assets, business or operations, our ability to perform under the Project Facility and other transaction documents, the rights of the Banks or the enforceability of a transaction document.  The Project Facility provides that in the event of default, the Banks may declare that the debts and monetary liabilities of our company are immediately due and payable and/or cancel the credit facility and foreclose on our assets.  As at March 31, 2010, the Company was in compliance with the various financial and operational covenants of the Project Facility.  The Company expects to be able to meet its covenants during the next twelve months.

Extension of maturity date for February 2007 convertible debentures held by RAB

On February 26, 2010, we reached an agreement with RAB, the holder of the February 2007 convertible debentures with principal amount of $4.3 million, to extend the maturity date of the convertible debentures to August 23, 2010.  Under the terms of the convertible debentures, $0.8 million of accrued and unpaid interest was due as of February 23, 2010, which was paid in cash by the Company on March 3, 2010.  In consideration for the extension of the maturity date of the convertible debentures, the Company agreed to issue to RAB, (i) 800,000 additional common shares of the Company and (ii) 2,145,000 common share purchase warrants (the “RAB Warrants”) whereby one RAB Warrant entitles the holder to purchase one common share at an exercise price of $0.50 per share, expiring February 23, 2011.

Black Fox

During the first quarter of 2010, we mined 2,062,000 tonnes of material of which 190,000 tonnes was gold ore.  The Black Fox mill processed 178,000 tonnes of ore (1,976 tonnes per day), at a grade of 2.68 grams of gold per tonne, achieving a recovery rate of 93%, for total gold production of 14,175 ounces.  Gold ounces sold during the quarter were 15,796 ounces.  All gold sold was against the forward sales contracts at a realized price of $875 per ounce.  The total cash cost per ounce of gold for the quarter was $631.

Much of the first quarter of 2010 was spent in planning the commencement of the development of the Black Fox underground mine.  Currently there is an access ramp from surface down to the 235 meter level where there is a 1,000 meter drift.  The underground mine development plan presently contemplates: (i) rehabilitation of the existing ramp for production, (ii) development of a new ventilation raise, and (iii) development of access drifts to the ore headings.  In April 2010, we awarded the underground development contract to Cementation Inc., which is expected to commence its development operations during May 2010. The Company plans to mine underground ores using its own equipment and employees and anticipates that the first ores will be extracted from underground mining in July 2010 at a rate of approximately 100 tonnes per day rising steadily to 750 tonnes per day at the commencement of 2011.

During January and February 2010, the ore grade mined was low but we are now seeing an improvement in the grade as we transition from a lower ore grade area of the open pit to mining higher ore grade areas as the open pit deepens.  The average gold grade at the mill improved to nearly 3 grams per tonne (“gpt”) in March 2010 and further increased to almost 3.5 gpt in April 2010, which was a significant improvement over the average grade in Q1 2010.  We are expecting progressively higher production for the rest of 2010 and the July start up of underground mining operations is expected to augment production with higher grade and higher margin ounces of gold from the underground mine.

Capital expenditures for the first quarter of 2010 were $1.1 million and included completion of the crushing circuit at the mill in January 2010, which was completed to enable the mill to achieve its targeted throughput rate of ores of 2,000 tonnes per day for the year 2010.

Grey Fox and Pike River Exploration Properties

During 2009 we conducted a 53-hole exploration program, mainly on our Grey Fox property, and all holes but one intersected gold mineralization.  All assays on these holes are complete and work continues on production of an initial National Instrument 43-101 compliant mineral resource estimate, including some Measured and Indicated Resources, covering the first 500 meters of strike and a maximum of 250 meters at the Contact Zone, expected to be completed in the second quarter of 2010.   At the beginning of April 2010, we commenced our 2010 exploration drilling program targeted on both Grey Fox and Pike River.

Production & Metals Price Averages

The table below summarizes our production of gold and silver, as well as average metal prices and other key statistics, for the three months ended March 31, 2010:

Three months ended March 31, 2010
Metal Sales:
Gold (ounces)	15,796
Silver (ounces)	930
Total revenue ($millions)	$17.6
Gold ounces produced	14,175
Ore tonnes mined	190,000
Total tonnes mined	2,062,000
Tonnes milled	178,000
Tonnes per day milled	1,978
Head grade of ore (gpt)	2.68
Recovery (%)	93
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$631
Total production costs per ounce of gold	$861
Average metal prices:
Gold - London bullion market. ($/ounce)	$1,109
Silver - London bullion market ($/ounce)	$16.93

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended March 31, 2010
Gold ounces sold	15,796
Direct operating costs	$9,984
Less: Mining taxes, royalty expenses	–
By-product credits	(16)
Cash operating cost	9,968
Cash operating cost per ounce of gold	$631
Cash operating costs	9,968
Add: Mining taxes, royalty expenses	–
Total cash costs	9,968
Total cash cost per ounce of gold	$631
Total cash costs	9,968
Add: Depreciation & amortization (operations only)	3,455
Add: Accretion on accrued site closure costs	175
Total production costs	13,598
Total production cost per ounce of gold	$861

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

In late May 2009, Black Fox, the Company’s only producing property, entered commercial production.  Therefore, there was little or no comparable activity to report for the three months ended March 31, 2009 for revenue from the sale of gold, direct operating costs, depreciation and amortization, and accretion expense – accrued site closure costs.

Revenue from the Sale of Gold

Revenue for the three months ended March 31, 2010 was $17.6 million compared to nil for the same period in 2009.  The average spot price recorded for gold for the three months ended March 31, 2010 was $1,109 per ounce.  Gold sold for the three months ended March 31, 2010 was 15,796 ounces.  All gold sales were delivered against our gold forward sales contracts and therefore cash received was at a realized price of $875 per ounce.  The difference between the average spot price per ounce of gold and the forward sales contract price is recorded as a realized loss on derivative instruments.

Operating Expenses

Direct Operating Costs.  Direct operating costs at Black Fox, which include mining costs and processing costs, for the three months ended March 31, 2010 were $10.0 million, compared to nil for the three months ended March 31, 2009.

Depreciation and Amortization.  Depreciation and amortization expenses were $3.5 million and $0.01 million for the three months ended March 31, 2010 and 2009, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.2 million for the three months ended March 31, 2010 compared to nil for the same period in 2009.

General and Administrative Expenses.  General and administrative expenses were $1.9 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.  The increase is a result of increased accounting, legal, marketing and personnel expenses.

Exploration and Business Development.  Expenses for exploration and development, related to costs of maintaining our exploration properties totaled $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  During the first quarter of 2010, we spent $0.2 million for exploration activities at our Grey Fox and Pike River properties in Canada and $0.1 million at our Huizopa property in Mexico.

Total Operating Expenses.  As a result of these expense components, our total operating expenses for the three months ended March 31, 2010 were $15.8 million, compared to $1.2 million for the three months ended March 31, 2009.  The increase is primarily due to the commencement of commercial production in late May 2009 at Black Fox.

Other Income (Expenses)

Interest Expense.  We recorded interest expense of $3.3 million during the three months ended March 31, 2010 compared to $0.8 million during the three months ended March 31, 2009.  The increase is a result of increased borrowings in conjunction with the $70 million Project Facility and an increase in interest on capital leases.  Additionally, interest of $0.8 million was capitalized for the development of the Black Fox project during the three months ended March 31, 2009.

Debt Transaction Costs.  We recorded no debt transaction costs during the three months ended March 31, 2010.  During the three months ended March 31, 2009, we recorded debt transaction costs of $1.2 million related to the issuance of common shares and warrants issued to a financial advisory services firm for services.

Loss on Modification of Convertible Debentures.  During the three months ended March 31, 2010, we recorded a loss on modification of convertible debentures of $0.5 million compared with $2.0 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the $0.5 million loss is in connection with the issuance of shares and warrants for the a six-month extension of $4.3 million face value Series 2007-A convertible debentures which are now due on August 23, 2010.  The $2.0 million loss for the three months ended March 31, 2009 is in connection with the issuance of shares and extension of warrants and a reduction in exercise price of those warrants for the one year extension of $4.3 million face value Series 2007-A convertible debentures.

Linear Acquisition Costs.  During the three months ended March 31, 2010, we recorded $0.6 million for costs related to the proposed business combination with Linear Gold Corp.

Fair Value Change on Equity-Linked Financial Instruments.  During the three months ended March 31, 2010 and 2009, we recorded a gain of $10.0 million and a loss of $4.8 million, respectively, for the change in fair value of certain warrants to purchase our common shares denominated in a foreign currency (the Canadian dollar) due to these warrants being treated as derivative instruments rather than equity instruments for accounting purposes.

Realized (Losses) Gains on Derivative Instruments.  For the three months ended March 31, 2010 and 2009, we recorded realized losses on derivative instruments of $3.3 million and realized gains of $0.4 million, respectively.  The $3.3 million realized losses for the three months ended March 31, 2010 are comprised of (1) $3.7 million losses for gold forward sales contracts settled and (2) $0.4 million gains for Canadian dollar contracts settled while the $0.4 million gain in 2009 was for Canadian dollar purchase contracts settled.

Unrealized Gains (Losses) on Derivative Instruments.  For the three months ended March 31, 2010 and 2009, we recorded unrealized gains on derivative instruments of $2.0 million and unrealized losses of $18.4 million, respectively.  The $2.0 million unrealized gains for the three months ended March 31, 2010 are comprised of (1) $0.6 million for the change in fair value of the outstanding gold contracts and (2) $1.4 million for the change in value of Canadian dollar purchase contracts.  The $18.4 million unrealized losses for the three months ended March 31, 2009 are comprised of (1) a $0.5 million loss for the change in value recorded for gold, silver and lead contracts held as of December 31, 2008 that matured during the quarter, (2) a $16.1 million loss recorded for the fair value of gold forward sales contracts as of March 31, 2009 and (3) a $1.8 million loss recorded for the fair value of Canadian dollar contracts as of March 31, 2009.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $6.4 million, or $0.02 per share, for the three months ended March 31, 2010, as compared to a net loss of $28.4 million, or ($0.13) per share, for the three months ended March 31, 2009.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by Black Fox.  At March 31, 2010, we had cash of $1.9 million, compared to cash of nil at December 31, 2009.  The increase in cash since December 31, 2009 is primarily the result of financing cash inflows of $15.7 million, offset by operating cash outflows of $1.4 million and investing cash outflows of $12.4 million.

During the three months ended March 31, 2010, net cash used in investing activities totaled $12.4 million, consisting of capital expenditures for plant and equipment of $1.1 million at Black Fox and an $11.3 million increase in restricted cash.

During the three months ended March 31, 2010, cash provided by financing activities was $15.7 million.  Cash inflows of financing activities included $24.5 million from the issuance of shares to Linear plus $2.2 million from the exercise of warrants.  These inflows were partially offset by cash outflows for repayment of debt of $11.0 million, $10.0 million of which was for the Project Facility loan with the Banks, which reduced the amount owing to the Banks at March 31, 2010 from $70 million down to $60 million.

We estimate that with our March 31, 2010 cash balance of $1.9 million and restricted cash balance of $17.7 million, the projected cash flows from Black Fox, and the successful completion of the proposed Linear business combination, we will have adequate funds to (1) fund all of 2010 work programs for the continued development of Black Fox estimated at $30 million, (2) fund $4.0 million of exploration at our Grey Fox and Pike River properties, (3) repay $10.0 million principal  on the Project Facility due upon closing of the Linear business combination and (4) fund corporate overhead for the balance of the year.  The Company may be required to access debt or equity markets later in the year to meet additional Project Facility obligations.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

Not applicable.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

ACCRUED RECLAMATION COSTS

As of March 31, 2010, we have accrued $5.7 million related to reclamation obligations at our Black Fox property, an increase of $0.4 million from December 31, 2009.  These liabilities are covered by restricted certificates of deposit of $15.3 million at March 31, 2010.  We have accrued the present value of management’s estimate of these liabilities as of March 31, 2010.

DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under U.S. GAAP and reconciles to Canadian GAAP.  The application of Canadian GAAP has a significant effect on the net income and net income per share.  For a detailed explanation see Note 19 of our interim financial statements.

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

For other critical accounting policies, please refer to those disclosed in our 10-K filing for the year ended December 31, 2009 and to the changes in accounting policies described below.

CHANGES IN ACCOUNTING POLICIES

In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”).  This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and ( ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.  The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE.  The provisions of the updated guidance are effective for our fiscal year beginning January 1, 2010.  The provisions of the updated guidance were adopted January 1, 2010.  The adoption had no impact on our financial position, results of operations, or cash flows.

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3.  The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011.  The adoption had no impact on our financial position, results of operations, or cash flows.  Refer to Note 17 for further details regarding the Company’s assets and liabilities measured at fair value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of March 31, 2010, the Company had $60.0 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and interest being repayable in monthly installments (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2010, a one percent change in interest rates would affect our annual interest expense by $0.5 million.  See Note 17(e) to our financial statements above for more information regarding our interest rate risk.

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

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Mexican pesos.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar, which can adversely impact our net income and cash flows.  Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.  We had entered into the forward purchase of Canadian dollars at an exchange rate with the US dollar of Cdn$1.21=US$1.0 for Cdn$ equivalent of US$58 million over a four year period which commenced in April 2009.  We settled the remaining Canadian dollar forward purchase contracts position for proceeds of $8.2 million.  See Notes 6 and 17(d) to our financial statements above for more information regarding our foreign currency exchange rate risk and how we manage that risk.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  At March 31, 2010, the remaining contracts cover 184,535 ounces at an average price of $876 per ounce over the period through May 2013.  See Notes 6 and 17(f) to our financial statements above for more information regarding our commodity price risk and how we manage that risk.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of March 31, 2010.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.  We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 5, 2009, we filed a motion to dismiss the complaint and to compel arbitration or, in the alternative, to stay proceedings pending the conclusion of the arbitration.  On March 2, 2010, the court held a hearing on that motion and on March 9, 2010, the court granted our motion and dismissed the action.   On April 8, 2010, Mr. Green appealed the March 9, 2010 Nevada District Court decision to the Ninth Circuit Court of Appeals.  As a result, Apollo will not be able to commence arbitration proceedings until that appeal is decided or dropped.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and/or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In accordance with Item 2(a) of Form 10-Q, information in respect of unregistered sales of equity securities is not provided herein because it has been previously included in a Current Report on Form 8-K.

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

APOLLO GOLD CORPORATION

Date: May 10, 2010	/s/ R. David Russell
R. David Russell, President and
Chief Executive Officer

Date: May 10, 2010	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act