Form 10-Q
period 2010-06-30
Brigus Gold Corp.
filed 2010-08-16
CIK 938113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  001-31593

BRIGUS GOLD CORP.
(Formerly APOLLO GOLD CORPORATION)
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1969 Upper Water Street, Suite 2001 Halifax, Nova Scotia (Address of principal executive offices)	B3J 3R7 Canada (Zip code)

Registrant’s telephone number, including area code:  (902) 422-1421

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
Yes ☐       No ☑

At August 13, 2010, there were 140,658,358 common shares of Brigus Gold Corp. outstanding.

TABLE OF CONTENTS

STATEMENTS REGARDING FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward looking statements as defined in the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts.  Forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “continue,” or the negative of such terms, or other comparable terminology.  These statements include comments regarding:

•	the benefits and effects of the business combination with Linear Gold Corp.;
•	plans for the development of and production at the Black Fox mine including, without limitation, the timing of the development of, and future production from, the underground mine at Black Fox;
•	repayments of indebtedness and our ability to meet our repayment obligations under the Black Fox project finance facility;

•	our exploration and development plans, including such plans for our Grey Fox, Pike River, Goldfields, Ixhuatan, Huizopa and Dominican Republic projects;
•	our ability to repay the convertible debentures issued to RAB Special Situations (Master) Fund Limited (“RAB”) due August 23, 2010;
•	the future effect on our share price of share issuances and registration for immediate resale arising from the exercise of a significant number of common share purchase warrants;
•	liquidity to support operations and debt repayment;
•	future financing of projects, including our Grey Fox, Pike River, Goldfields, Ixhuatan, Huizopa and Dominican Republic projects;
•	completion of a Canadian National Instrument 43-101 for our exploration properties;
•	the establishment and estimates of mineral reserves and resources;
•	daily production, mineral recovery rates and mill throughput rates;
•	total production costs;
•	cash operating costs;
•	total cash costs;
•	grade of ore mined and milled from Black Fox and cash flows derived therefrom;
•	anticipated expenditures for development, exploration, and corporate overhead;
•	timing and issue of permits, including permits necessary to conduct phase II of open pit mining at Black Fox;
•	expansion plans for existing properties;
•	estimates of closure costs and reclamation liabilities;
•	our ability to obtain financing to fund our estimated expenditure and capital requirements;
•	factors impacting our results of operations; and
•	the impact of adoption of new accounting standards.

These forward looking statements are subject to numerous risks, uncertainties and assumptions including: compliance with the terms of the Black Fox project finance facility; integrating the business of Linear Gold Corp.; recent changes in management; unexpected changes in business and economic conditions, including the global financial and capital markets; significant increases or decreases in gold prices; changes in interest and currency exchange rates including the LIBOR rate; timing and amount of production; unanticipated changes in grade of ore; unanticipated recovery or production problems; changes in operating costs; operational problems at our mining properties; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; costs and timing of development of new reserves; results of current and future exploration and development activities; results of current and future exploration activities; results of future feasibility studies; joint venture relationships; political or economic instability, either globally or in the countries in which we operate; local and community impacts and issues; timing of receipt of government approvals; accidents and labor disputes; environmental costs and risks; competitive factors, including competition for property acquisitions; availability of external financing at reasonable rates or at all; and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors.”  Many of these factors are beyond our ability to control and predict.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  Except as required by securities law, we disclaim any obligation to update forward looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING PRINCIPLES, REPORTING CURRENCY AND OTHER INFORMATION

Brigus Gold Corp. prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and publishes its financial statements in United States dollars. This Quarterly Report on Form 10-Q should be read in conjunction with our condensed consolidated financial statements and related notes included in this quarterly report, as well as our annual financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K.

Unless stated otherwise, all dollar amounts are expressed in United States dollars.

References to “we,” “our,” “us,” the “Company” or “Brigus” mean Brigus Gold Corp. (formerly Apollo Gold Corporation) and its consolidated subsidiaries, or to any one or more of them, as the context requires.

On June 24, 2010, the Company’s shareholders authorized the Company to effect a 1-for-4 reverse split of the number of shares of the Company's common stock (the “Reverse Split”).  Immediately prior to the Reverse Split, 517,565,717 shares of common stock were outstanding.  Upon execution of the Reverse Split, such shares were consolidated into 129,391,429 shares of common stock.  This Quarterly Report on Form 10-Q and the accompanying financial statements have been retroactively adjusted to reflect the Reverse Split.

NON-GAAP FINANCIAL INFORMATION

In this Quarterly Report on Form 10-Q, Brigus uses the terms “cash operating costs,” “total cash costs” and “total production costs,” each of which are considered non-GAAP financial measures as defined in the United States Securities and Exchange Commission (“SEC”) Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  These terms are used by management to assess performance of individual operations and to compare Brigus’s performance to other gold producers.

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

This information differs from measures of performance determined in accordance with generally accepted accounting principles (“GAAP”) in Canada and the United States and should not be considered in isolation or a substitute for measures of performance prepared in accordance with GAAP.  These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP and may not be comparable to similarly titled measures of other companies.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of these non-GAAP measures to our Consolidated Statements of Operations.

REPORTING REQUIREMENTS FOR DISCLOSURE OF MINERAL PROPERTIES

We report our reserves on two separate standards to meet the requirements for reporting in both Canada and the United States.  Accordingly, certain information in this Quarterly Report on Form 10-Q concerning our properties and operations has been prepared in accordance with Canadian standards under applicable Canadian securities laws, which differ from the requirements of U.S. securities laws. The terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” used in this Quarterly Report on Form 10-Q are Canadian mining terms as defined in accordance with NI 43-101 under guidelines set out in the Definition Standards for Mineral Resources and Mineral Reserves adopted by the Canadian Institute of Mining, Metallurgy and Petroleum Council on December 11, 2005 (“CIM Standards”).

While the terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” are recognized and required by Canadian securities regulations, they are not recognized by the SEC. Pursuant to United States standards as promulgated by the SEC under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. “Inferred Mineral Resource” has a great amount of uncertainty as to its existence, as to whether it can be mined and as to its economic and legal feasibility, except in rare cases. It cannot be assumed that all or any part of an “Inferred Mineral Resource” will ever be upgraded to a higher category. Under Canadian securities regulations, estimates of Inferred Mineral Resources may not form the basis of feasibility or other economic studies, except in rare cases. Readers are cautioned not to assume that all or any part of a “Measured Mineral Resource” or “Indicated Mineral Resource” will ever be converted into Mineral Reserves. Readers are also cautioned not to assume that all or any part of an “Inferred Mineral Resource” exists, or is economically or legally mineable. Disclosure of contained ounces is permitted disclosure under Canadian regulations; however, the SEC generally only permits issuers to report resources as in place tonnage and grade without reference to unit measures. As such, certain information contained in this Quarterly Report on Form 10-Q concerning descriptions of mineralization and resources under Canadian standards may not be comparable to similar information made public by United States companies subject to reporting and disclosure requirements of the SEC.

In addition, the definitions of “Proven Mineral Reserves” and “Probable Mineral Reserves” under CIM Standards differ in certain respects from the U.S. standards.  Our Proven and Probable Mineral Reserves are estimated in accordance with definitions set forth in NI 43-101 and on a basis consistent with the definition of Proven and Probable Mineral Reserves set forth in SEC Industry Guide 7.  Because we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our reserve estimates to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting Mineral Reserves set forth by the different reporting authorities to which we are subject.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, accompanying notes and other relevant information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 17, 2010.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT
Cash	$4,728	$–
Restricted cash (Note 5)	17,524	6,731
Accounts receivable and other	1,453	1,690
Prepaids	1,317	394
Derivative instruments (Note 6)	–	1,961
Inventories (Note 7)	5,283	8,189
Total current assets	30,305	18,965
Derivative instruments (Note 6)	–	4,844
Inventories, long-term (Note 7)	4,538	–
Long-term investments (Note 8)	4,476	1,036
Property, plant and equipment	174,783	116,171
Investment in Montana Tunnels joint venture (Note 14)	–	3,440
Restricted certificates of deposit	14,650	14,805
TOTAL ASSETS	$228,752	$159,261

LIABILITIES
CURRENT
Bank indebtedness	$–	$328
Accounts payable	7,902	6,789
Accrued liabilities	3,833	2,129
Derivative instruments (Note 6)	19,370	12,571
Current portion of long-term debt (Note 9)	27,152	34,860
Total current liabilities	58,257	56,677
Accrued long-term liabilities	1,877	483
Derivative instruments (Note 6)	39,988	31,654
Long-term debt (Note 9)	32,018	48,909
Equity-linked financial instruments (Note10)	21,002	27,318
Accrued site closure costs	5,620	5,345
Future income tax liabilities	9,946	1,304
TOTAL LIABILITIES	168,708	171,690

Commitments and Contingencies (Note 18)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock – Nil par value, unlimited shares authorized, 129,391,429 and 66,050,232 shares issued and outstanding, respectively	281,002	202,769
Additional paid-in capital	53,035	45,555
Accumulated deficit	(273,993)	(260,753)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	60,044	(12,429)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$228,752	$159,261

Subsequent Events (Note 21)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue from sale of minerals	$22,163	$4,709	$39,789	$4,709

Operating expenses
Direct operating costs	8,274	2,034	18,258	2,034
Depreciation and amortization	4,029	1,023	7,490	1,033
Accretion expense – accrued site closure costs	177	69	352	69
General and administrative expenses	3,681	1,096	5,630	2,028
Exploration and business development	1,426	302	1,697	529
	17,587	4,524	33,427	5,693
Operating income (loss)	4,576	185	6,362	(984)
Other income (expenses)
Interest income	59	38	113	78
Interest expense (Note 12)	(2,679)	(1,319)	(6,021)	(2,149)
Debt transaction costs	–	(10)	–	(1,249)
Loss on modification of debentures (Note 9(b))	–	–	(513)	(1,969)
Linear acquisition costs	(2,636)	–	(3,213)	–
Fair value change on equity-linked financial instruments (Note 10)	1,881	(8,829)	11,894	(13,582)
Realized gain (loss) on derivative instruments	3,582	(492)	239	(124)
Unrealized (loss) gain on derivative instruments	(23,919)	3,376	(21,938)	(15,042)
Foreign exchange (loss) gain and other	(553)	184	(331)	281
	(24,265)	(7,052)	(19,770)	(33,756)
Loss before income taxes and equity loss in Montana Tunnels joint venture	(19,689)	(6,867)	(13,408)	(34,740)
Income taxes (Note 13)	–	–	869	73
Equity loss in Montana Tunnels joint venture (Note 14)	–	(333)	(701)	(957)
Net loss and comprehensive loss for the period	$(19,689)	$(7,200)	$(13,240)	$(35,624)

Basic and diluted net loss per share (Note 15)	$(0.23)	$(0.12)	$(0.17)	$(0.62)

Basic and diluted weighted-average number of shares outstanding (Note 15)	86,988	58,540	78,087	57,613

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(U.S. dollars and shares in thousands)
(Unaudited)

	Number of Shares	Share Capital	Debenture Note Warrants	Additional Paid-In Capital	Deficit	Total

Balance, December 31, 2008	55,715	$189,451	$2,234	$48,241	$(197,572)	$42,354

Cumulative effect of change in accounting principle	–	–	–	(6,939)	(1,531)	(8,470)
Shares issued for services	1,293	1,553	–	–	–	1,553
Shares issued in settlement of interest	611	772	–	–	–	772
Warrants issued for services	–	–	–	961	–	961
Warrants exercised	1,903	1,416	–	–	–	1,416
Shares issued for cash and related compensation warrants	6,527	9,577	–	294	–	9,871
Expiration of note warrants	–	–	(2,234)	2,234	–	–
Stock-based compensation	–	–	–	764	–	764
Net loss and comprehensive loss	–	–	–	–	(61,650)	(61,650)
Balance, December 31, 2009	66,050	202,769	–	45,555	(260,753)	(12,429)

Shares issued for services (Note 11(a)(i and iii))	673	1,039	–	–	–	1,039
Warrants issued for services (Notes 9(b) and 11(a)(iii))	–	–	–	149	–	149
Warrants exercised (Note 11(a)(ii))	2,145	2,145	–	–	–	2,145
Shares issued for cash (Notes 4 and 11(a)(iv))	15,625	24,497	–	–	–	24,497
Shares cancelled (Notes 4 and 11(a)(iv))	(15,625)	(24,497)	–	5,121	–	(19,376)
Shares and options issued for acquisition of Linear (Notes 4 and 11(a)(v))	60,523	75,049	–	1,844	–	76,893
Stock-based compensation	–	–	–	366	–	366
Net loss and comprehensive loss	–	–	–	–	(13,240)	(13,240)
Balance, June 30, 2010	129,391	$281,002	$–	$53,035	$(273,993)	$60,044

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities
Net loss for the period	$(19,689)	$(7,200)	$(13,240)	$(35,624)
Items not affecting cash:
Depreciation and amortization	4,029	1,023	7,490	1,033
Amortization of deferred financing costs	41	15	79	15
Stock-based compensation	128	174	366	356
Shares and warrants issued for services and payment of interest	–	–	599	4,020
Accretion expense – accrued site closure costs	177	69	352	69
Accretion expense – amortization of debt discount	1,226	469	2,809	469
Accretion expense – convertible debentures	193	203	408	1,005
Interest paid on convertible debentures	–	–	(772)	(567)
Unrealized loss (gain) on derivative instruments	23,919	(3,376)	21,938	15,042
Net change in value of equity-linked financial instruments	(1,881)	8,829	(11,894)	13,582
Foreign exchange (gain) loss and other	446	(600)	601	(663)
Income taxes	–	–	(869)	(73)
Equity investment in Montana Tunnels joint venture	–	(1,581)	589	(957)
Net change in non-cash operating working capital items (Note 16(a))	2,788	(3,222)	1,542	(2,635)
Earnings distribution from Montana Tunnels joint venture	–	2,716	–	3,196
Net provided by (used in) operating activities	11,377	(2,481)	9,998	(1,732)

Investing activities
Property, plant and equipment expenditures	(4,033)	(18,580)	(5,095)	(40,446)
Net cash acquired in the Linear acquisition via the issuance of common shares, warrants and options	15,426	–	15,426	–
Restricted cash and certificates of deposit, including bank indebtedness	171	(10,034)	(11,121)	(1,864)
Net cash provided by (used in) investing activities	11,564	(28,614)	(790)	(42,310)

Financing activities
Proceeds on issuance of shares to Linear	–	–	24,497	–
Proceeds from exercise of warrants	–	352	2,145	851
Proceeds from debt	–	28,500	–	66,534
Repayments of debt	(19,573)	(1,561)	(30,546)	(22,498)
Net cash (used in) provided by financing activities	(19,573)	27,291	(3,904)	44,887

Effect of exchange rate changes on cash	(571)	95	(576)	91

Net increase (decrease) in cash	2,797	(3,709)	4,728	936
Cash, beginning of period	1,931	4,645	–	–
Cash, end of period	$4,728	$936	$4,728	$936

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$823	$1,550	$3,497	$2,475
Income taxes paid	$–	$–	$–	$25

See Note 16 for additional supplemental cash flow information.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

1.	BUSINESS COMBINATION WITH LINEAR GOLD CORP.

On March 9, 2010, Brigus Gold Corp. (formerly Apollo Gold Corporation) (“Brigus” or the “Company”) and Linear Gold Corp. (“Linear”) entered into a binding letter of intent (as amended on March 18, 2010, the “Letter of Intent”) pursuant to which (i) the businesses of Brigus and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Business Corporations Act (Alberta) (“ABCA”) and (ii) Linear purchased 15,625,000 common shares of Brigus for gross proceeds of Cdn$25.0 million (the “Private Placement”) on March 19, 2010.  As part of the Arrangement, the Brigus common shares issued to Linear in this Private Placement were cancelled without any payment upon completion of the Arrangement.

On June 25, 2010, the Company completed the business combination of Brigus Gold Corp. and Linear .  The Arrangement was structured as a court-approved plan of arrangement under the ABCA pursuant to which Brigus acquired all of the issued and outstanding Linear shares and Linear amalgamated with 1526753 Alberta ULC (the “Brigus Sub”).  Under the terms of the Arrangement, former shareholders of Linear received, after giving effect to a 4 for 1 common share consolidation described in Note 4(a), 1.37 Brigus common shares for each common share of Linear, subject to adjustment for fractional shares.  Outstanding options and warrants to acquire Linear shares have been converted into options and warrants to acquire Brigus common shares, adjusted in accordance with the same ratio.  The Company issued 60,523,014 common shares, 11,191,677 warrants to purchase common shares and 3,448,746 options to purchase common shares in connection with the completion of the Arrangement.

The Arrangement has allowed the Company to reduce its debt related to the Black Fox project, and to provide capital to fund underground development at Black Fox and the exploration programs at the Grey Fox and Pike River properties.  The Arrangement has also provided an increased number of properties to the Company, including the Goldfields project in northern Saskatchewan, Canada, the Ixhuatan property in southern Mexico, and the Ampliacion Pueblo Viejo, Loma El Mate, and Loma Hueca properties in the Dominican Republic.

The Arrangement is accounted for using the acquisition method with Brigus as the acquirer of Linear.  The Company is in the process of completing a full and detailed valuation of the fair value of the net assets of Linear acquired with the assistance of an independent third party.

After adjusting Linear’s Equity investment in Brigus to its market value as of June 24, 2010, Brigus has estimated the fair value of Linear’s non-mineral interest net assets to be equal to their current carrying values.  The remainder of the purchase price has been assigned as an increase to the estimated fair value of the acquired mineral interests, including a deferred income tax adjustment of $9.5 million.

The allocation of the purchase price is based upon management’s preliminary estimates and certain assumptions with respect to the fair value increment associated with the assets acquired and the liabilities assumed.  The actual fair values of the assets and liabilities are to be determined as of the date of acquisition when further analysis is completed. Consequently, the actual allocation of the purchase price may result in different adjustments than those shown below.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The preliminary purchase price allocation is subject to change and is summarized as follows:

Purchase of Linear shares (60,523,014 Brigus common shares)	$75,049
Fair value of options and warrants issued	7,422
Purchase consideration	$82,471

The purchase price was allocated as follows:

Net working capital acquired (including cash of $15.4 million)	$14,162
Equity investment in Brigus	19,375
Property, plant and equipment (including mineral exploration properties of $56.1 million)	58,416
Other assets	35
Future income tax liability	(9,517)
Net identifiable assets	$82,471

Linear’s results of operations from the acquisition date, June 24, 2010, have been included in Brigus’ consolidated statements of operations for the three and six months ended June 30, 2010.

The following table presents supplemental pro forma financial information as if the Arrangement had occurred on January 1, 2010 for the three and six months ended June 30, 2010 and January 1, 2009 for the three and six months ended June 30, 2009.  As such, all periods presented include charges related to the Arrangement.  The pro forma consolidated results are not necessarily indicative of the results that would have occurred in the periods presented below had the Company completed the Arrangement on January 1, 2010 or January 1, 2009.   In addition, the pro forma financial results do not purport to project the future results of the combined Company nor do they reflect cost savings relating to the integration of Brigus and Linear.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue from the sale of gold	$22,163	$4,709	$39,789	$4,709
Loss from continuing operations attributable to Brigus	(15,922)	(7,116)	(10,929)	(34,951)
Net loss attributable to Brigus	(15,922)	(7,449)	(11,630)	(35,908)

Basic and diluted net loss per share attributable to Brigus	(0.18)	(0.13)	(0.15)	(0.62)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Brigus to reflect the removal of acquisition costs related to the Arrangement including employee severance charges had they been applied on January 1, 2010 and 2009, as applicable.

2.	CONTINUING OPERATIONS

These interim condensed consolidated financial statements are prepared on the basis of a going concern which assumes that Brigus Gold Corp. will realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  To date the Company has funded its operations through issuance of debt and equity securities, and cash generated by the Black Fox mine.  On June 24, 2010, the Company acquired Linear (as more fully described in Note 1) which included a working capital surplus of $14.2 million.  The Company’s ability to continue as a going concern is dependent on its ability to continue to generate cash flow from the Black Fox mine and to issue debt and/or equity securities.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

As of June 30, 2010, the Company had a working capital deficiency of $28.0 million and an accumulated deficit of $274.0 million.  As at June 30, 2010, the Company held cash of $4.7 million, restricted cash of $17.5 million and had current debt of $27.2 million consisting of (1) the current portion of the Black Fox project financing facility (the “Project Facility”) (Note 9(a)) of $16.6 million, (2) the outstanding principal and accrued interest due on the Series 2007-A convertible debentures of $4.6 million (Note 9(b)), and (3) $6.0 million for capital leases and other current debt.  As a result, based on the Company’s financial position as of June 30, 2010, there was substantial doubt that the Company would continue as a going concern.

On July 29, 2010, the Company completed a private placement of 10,000,000 flow-through common shares at Cdn$1.40 per share for aggregate gross proceeds of Cdn$14.0 million (Note 21(a)).  In addition, on August 3, 2010, the Company and the two banks (the “Banks”) associated with the Project Facility agreed to amend, subject to a number of conditions, the Project Facility by, among other things, replacing the Project Facility repayment schedule with a revised interim repayment schedule as more fully described in Note 21(b), which includes a deferral of the $10.0 million payment originally scheduled for September 30, 2010.

If the Company is unable to generate sufficient cash flow from Black Fox, satisfy the conditions to the Banks’ revised interim repayment schedule, and/or secure additional financing, it may be unable to continue as a going concern and material adjustments would be required to the carrying value of assets and liabilities and balance sheet classifications.

3.	NATURE OF OPERATIONS

Brigus is engaged in gold mining including extraction, processing, refining and the production of other by-product metals, as well as related activities including the exploration and development of potential mining properties and acquisition of mining claims.  Brigus owns Black Fox, an open pit and underground mine development and mill located near Matheson in the Province of Ontario, Canada (“Black Fox”).  Mining of ores at Black Fox began in March 2009, milling operations commenced in April 2009, and commercial production commenced in late May 2009.  Exploration properties adjacent to the Black Fox mine include the Grey Fox and Pike River properties.

Brigus is also advancing the Goldfields Project located near Uranium City, Saskatchewan, Canada, which hosts the Box and Athona gold deposits. In Mexico, Brigus holds a 100 percent interest in the Ixhuatan Property located in the state of Chiapas, and the Huizopa Joint Venture, an 80 percent interest in an early stage, gold-silver exploration joint venture located in the Sierra Madres in the State of Chihuahua. In the Dominican Republic, Brigus and Everton Resources have a joint venture covering the Ampliacion Pueblo Viejo, Loma El Mate and Loma Hueca exploration projects.

4.	SIGNIFICANT ACCOUNTING POLICIES

(a)           Basis of Presentation

On June 24, 2010, the Company’s shareholders authorized the Company to effect a 1-for-4 reverse split of the number of shares of the Company's common stock (the “Reverse Split”).  Immediately prior to the Reverse Split, 517,565,717 shares of common stock were outstanding.  Upon execution of the Reverse Split, such shares were consolidated into 129,391,429 shares of common stock.  The accompanying financial statements have been retroactively adjusted to reflect the Reverse Split.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

These unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and except as described in Note 20, conform in all material respects with accounting principles generally accepted in Canada (“Canadian GAAP”).  The accounting policies followed in preparing these financial statements are those used by the Company as set out in the audited financial statements for the year ended December 31, 2009, except as disclosed in (b) below.  Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with Canadian GAAP have been omitted.  These interim financial statements should be read together with the Company’s audited financial statements for the year ended December 31, 2009.

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

In December 2009, the ASC guidance for stock compensation was updated to address the classification of employee share-based awards with exercise prices denominated in the currency of a market in which the underlying security trades.  The updated guidance provides that employee share-based awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, such awards would not be classified as liabilities if they otherwise qualify as equity.  The provisions of the updated guidance have been early adopted by the Company effective April 1, 2010.  Although, the adoption had no impact on the Company’s financial position, results of operations, or cash flows on April 1, 2010, the guidance dictated that the 3,448,746 options issued to former Linear employees on June 24, 2010 be classified as equity upon issuance (Note 1).

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

5.	RESTRICTED CASH

Restricted cash consists of:

	June 30, 2010	December 31, 2009
Restricted cash, current
Project Facility (a)	$14,698	$2,108
Unexpended flow-through funds (b)	2,826	4,623
	$17,524	$6,731

(a)	Project Facility

Project Facility restricted cash represents cash on deposit held in restricted accounts.  The cash may be used to settle operational expenses at both Black Fox and the corporate offices, but requires approval from the Banks prior to use.  The balance has been classified as a current asset as it will be utilized within approximately 90 days of the period end to settle such operational expenses.

(b)	Proceeds from flow-through share offering

Notwithstanding whether there is a specific requirement to segregate the funds, for accounting purposes the funds received through the flow-through share offering completed on July 15, 2009 which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents.

6.	DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consists of:

	June 30, 2010			December 31, 2009
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cost Basis	Unrealized Gain (Loss)	Fair Value
Assets
Canadian dollar contracts	$–	$–	$–	$–	$6,805	$6,805
Current portion	–	–	–	–	(1,961)	(1,961)
Long-term portion	$–	$–	$–	$–	$4,844	$4,844
Liabilities
Gold forward sales contracts	$–	$(59,358)	$(59,358)	$–	$(44,225)	$(44,225)
Less: Current portion	–	19,370	19,370	–	12,571	12,571
Long-term portion	$–	$(39,988)	$(39,988)	$–	$(31,654)	$(31,654)

On February 20, 2009, the Company entered into a $70.0 million Project Facility with two banks relating to Black Fox (Note 9(a)).  As required by the terms of the Project Facility, the Company entered into a derivative program covering a portion of the Company’s forecasted gold sales and forecasted Canadian dollar operating costs, with the Banks acting as counterparties.

The weighted average price of the forward gold sales program results in proceeds of $876 per ounce of gold.  During the three and six months ended June 30, 2010, the Company realized a $4.6 million loss and an $8.4 million loss on the settlement of gold forward sales contracts covering 14,557 ounces of gold and 30,573 ounces of gold, respectively.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Settlements of the remaining gold forward sales contracts as of June 30, 2010 are as follows (table not in thousands):

Year of Settlement	Gold Ounces	Average Contract Price Per Ounce
2010	27,293	$876
2011	54,704	$876
2012	73,458	$876
2013	14,523	$876
	169,978

The weighted average exchange rate of the foreign exchange derivative program was Cdn$1.21 per $1.  On April 23, 2010, the remaining amounts of the Canadian dollar foreign exchange contracts were unwound early for proceeds of $8.2 million.  During the three and six months ended June 30, 2010, the Company realized gains of $8.2 million and $8.6 million, respectively, for the settlement of the Canadian dollar foreign exchange contracts.  During the three and six months ended June 30, 2010, the Company recorded unrealized losses of $8.2 million and $6.8 million, respectively, for the change in fair value of the Canadian dollar foreign exchange contracts.

The Company did not apply hedge accounting to its derivative transactions.  As a result, the Company accounts for these derivative instruments as investments and records the changes in unrealized gains and losses in the consolidated statement of operations each period.  The fair value of these derivatives is recorded as an asset or liability at each balance sheet date as follows:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815-20
Gold forward contracts	n/a	$–	n/a	$–	Derivative instruments	$59,358	Derivative instruments	$44,225
Canadian currency forward contracts	Derivative instruments	–	n/a	6,805	n/a	–	n/a	–
Total derivatives		$–		$6,805		$59,358		$44,225

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

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The Company’s valuation of its gold forward contracts are considered Level 2 valuations, whereby the valuations utilize quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

7.	INVENTORIES

Inventories consist of:

	June 30, 2010	December 31, 2009
Current portion of inventory
Doré inventory	$1,218	$3,186
In-circuit inventory	1,304	1,561
Stockpiled ore inventory	1,557	2,633
Materials and supplies	1,204	809
	5,283	8,189
Long-term – stockpiled ore inventory	4,538	–
	$9,821	$8,189

8.	LONG-TERM INVESTMENTS

Long-term investments consist of:

	June 30, 2010	December 31, 2009
Auction rate securities (a)	$1,036	$1,036
Notes receivable (b)	3,440	–
	$4,476	$1,036

(a)	Auction Rate Securities

The Company acquired auction rate securities (“ARS”) in 2007, which are recorded in long-term investments, with a face value of $1.5 million.  The Company has recorded an other than temporary impairment on its ARS, within foreign exchange loss and other in the consolidated statement of operations, of nil and $0.05 million for the three and six months ended June 30, 2010 and 2009, respectively, and as such, no amounts have been recorded in other comprehensive income.  The adjusted cost basis and fair value of the ARS at June 30, 2010 and December 31, 2009 was $1.0 million.  The ARS are pledged as collateral for a $0.9 million margin loan.

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

There were no changes in the carrying value of the Company’s ARS from December 31, 2009 to June 30, 2010.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Notes Receivable

On February 1, 2010, the Company sold its 100% interest in MTMI, which held the Company’s remaining 50% interest in the Montana Tunnels joint venture to Elkhorn (Note 14), for consideration consisting of certain promissory notes held by Elkhorn and certain investors in Elkhorn or its affiliates with an aggregate outstanding balance of approximately $9.5 million (the “Elkhorn Notes”).  The Elkhorn Notes are secured by real property in Boulder County, Colorado.  The Elkhorn Notes are due on February 1, 2011.  The Elkhorn Notes bear interest at a rate of 8.0% per annum.  Also, on March 12, 2010, the Company entered into a purchase agreement with a certain party (the “Noteholder”) pursuant to which the Company agreed to issue 398,183 common shares for consideration of a promissory note (the “Additional Notes”) held by the Noteholder with an aggregate balance of $0.7 million.  Principal and interest on the promissory note are due March 12, 2011 and the promissory note bears interest of 8%.

Based on a valuation performed on the property securing the Elkhorn Notes and the Additional Notes using Level 3 inputs the notes were recorded at a value of $3.4 million and classified as a long-term investment, as the Company does not anticipate collecting on the Elkhorn Notes within the next twelve months.  Level 3 inputs are those inputs used in a valuation technique that are both significant to the fair value measurement and unobservable, i.e. supported by little or no market activity.  The valuation of the property included $1.7 million for the associated land, and $1.7 million for the replacement cost of the associated buildings.  The land value was determined by examining sales of land in the near vicinity with similar characteristics, and making adjustments as appropriate.  The replacement cost of the buildings was determined by estimating the cost to re-create the structures on the property, and then deducting for the physical depreciation of the standing buildings.

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Black Fox Project Facility (a)	$37,122	$62,514
Convertible debentures (b)	4,560	4,926
Capital leases	15,932	15,320
Notes payable and other	1,556	1,009
Total debt	59,170	83,769
Less: current portion of long-term debt	(27,152)	(34,860)
Total long-term debt	$32,018	$48,909

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

As of June 30, 2010, long-term debt is repayable as follows:

	Black Fox Project Facility	Convertible Debentures	Capital leases	Notes Payable and other	Total
2010	$15,000	$4,676	$2,663	$1,556	$23,895
2011	10,200	–	5,377	–	15,577
2012	16,598	–	4,371	–	20,969
2013	–	–	3,679	–	3,679
2014	–	–	1,883	–	1,883
Total payments due under long-term debt	41,798	4,676	17,973	1,556	66,003
Less: imputed interest	–	(116)	(2,041)	–	(2,157)
Less: unamortized debt discount	(4,676)	–	–	–	(4,676)
Total debt	37,122	4,560	15,932	1,556	59,170
Less: current portion of long-term debt	(16,635)	(4,560)	(4,401)	(1,556)	(27,152)
Total long-term debt	$20,487	$–	$11,531	$–	$32,018

(a)	Financing Agreement

On February 20, 2009, the Company entered into a $70 million Project Facility with the Banks relating to Black Fox.  As of December 31, 2009, the Company had borrowed the full $70 million available under the Project Facility.

The terms of the Project Facility include:  (i) interest on the outstanding principal amount accruing at a rate equal to the London interbank offered rate (“LIBOR”) plus 7% per annum and payable in monthly installments commencing March 31, 2009 (interest is currently payable monthly but may be monthly, quarterly or such other period as may be agreed to by the Banks and the Company); (ii) scheduled repayment of the principal amount in unequal quarterly amounts commencing September 30, 2009 (see discussion below regarding rescheduling of quarterly payments) with the final repayment no later than March 31, 2013; (iii) an arrangement fee of $3.5 million, and 8,709,028 warrants (the “Banks’ Compensation Warrants”) to purchase the Company’s common shares at an exercise price of Cdn$1.008 expiring February 20, 2013.  The average monthly LIBOR rate charged to the Company during the three and six months ended June 30, 2010 was 0.3%.

Borrowings under the Project Facility are secured by substantially all of the Company’s assets, including the Black Fox Project, and the stock of its subsidiaries.  The Project Facility contains various financial and operational covenants that impose limitations on the Company which include, among other requirements, the following:  maintenance of certain financial coverage ratios and minimum project reserves, satisfaction of a minimum tangible net worth test, and the operation of the Black Fox project in compliance with an agreed cash flow budgeting and operational model.  As at June 30, 2010, the Company was, after giving effect to all consents and waiver letters given by the Banks, in compliance with the various financial and operational covenants of the Project Facility.  See Note 21(b) for the subsequent rescheduling of the remaining debt repayments.

The Company recorded a $10.9 million discount on the Project Facility carrying value, comprised of the $3.5 million arrangement fee and the $7.4 million fair value assigned to the Banks’ Compensation Warrants, which discount is being accreted over the life of the loan using the effective interest method and charged to interest expense.  Additionally, at inception, the Company recorded $0.6 million of debt transactions costs that are treated similarly to the discount on the Project Facility.  The accreted interest expense for the three and six months ended June 30, 2010 was $1.3 million and $2.9 million, respectively.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
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

In consideration for the foregoing, the Company agreed to (i) issue 200,000 common shares of the Company to the Debenture Holder (“Debenture Holder Shares”) on February 26, 2010, and (ii) issue 536,250 common share purchase warrants (“Debenture Holder Warrants”) with an expiration date of February 23, 2011 and an exercise price of $2.00.

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

The Extended Debentures bear interest at a rate of 18% per annum and are convertible, at the option of the holder, at any time prior to maturity into common shares of the Company at $2.00.  The Company has the option to force conversion of the Extended Debentures under certain circumstances.

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

Under the guidance, an equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of June 30, 2010 and December 31, 2009, the Company had 37.3 million and 26.4 million outstanding warrants to purchase common shares of the Company, respectively, that were denominated in a currency (Canadian dollars) other than its functional currency (US dollars).  As such, these warrants are not considered to be indexed to the Company’s own stock, which precludes the warrants from meeting the scope exception under the guidance.  The warrants thereby are accounted for separately as derivative instruments, rather than as equity instruments.

As of June 30, 2010, the Company has assessed the fair value of the outstanding warrants subject to this accounting guidance and recorded a gain of $11.9 million during the six months ended June 30, 2010 (2009 – loss of $13.6 million) on the fair value change of the warrants.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

These warrants were fair valued at June 30, 2010 and December 31, 2009 using an option pricing model with the following assumptions:  no dividends are paid, weighted average volatilities of the Company’s share price of 74% and 78%, weighted average expected lives of the warrants of 2.5 and 2.6 years, and weighted average annual risk-free rates of 1.6% and 1.8%, respectively.

11.	SHARE CAPITAL

(a)	Shares issued in 2010

(i)           During the six months ended June 30, 2010, the Company issued (a) 75,000 common shares of the Company to a firm as compensation for services and (b) 398,183 common shares of the Company to a certain party as consideration for a promissory note with an aggregate balance of $0.7 million (See Note 14).

(ii)           For the six months ended June 30, 2010, there were 2,145,000 shares issued upon exercise of warrants for proceeds of $2.1 million.  Each warrant exercised had an exercise price of $1.00.

(iii)           On February 26, 2010, the Company issued 200,000 common shares of the Company and 536,250 common share purchase warrants that expire on February 23, 2011 and have an exercise price of $2.00 to the Debenture Holder as compensation to extend the 2007 Debentures for six months.  See Note 9(b) for additional information.

(iv)           On March 19, 2010, the Company issued 15,625,000 common shares of the Company to Linear for net proceeds of $24.5 million.  These shares were cancelled on June 25, 2010, in conjunction with the Arrangement (See Note 1).

(v)           On June 25, 2010, the Company issued 60,523,014 common shares of the Company to the shareholders of Linear in conjunction with the Arrangement (See Note 1).

(b)	Warrants

A summary of information concerning outstanding warrants is as follows:

Number of Warrants and Shares Issuable upon Exercise
Balance, December 31, 2009	27,898,294
Warrants issued in connection with the Arrangement (Note 1)	11,191,677
Other warrants issued	536,250
Warrants exercised	(2,145,000)
Warrants expired	(255,000)
Balance, June 30, 2010	37,226,221

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The following table summarizes outstanding warrants as at June 30, 2010:

Date Issued		Number of Warrants and Shares Issuable upon Exercise	Exercise Price	Expiry Date
			Exercisable in US$
February 26, 2010		536,250	2.00	February 23, 2011
			Exercisable in Cdn$
December 31, 2008		63,750	1.20	December 31, 2010
February 20, 2009		579,475	1.024	February 20, 2011
June 25, 2010	(1)	3,178,769	1.096	March 19, 2011
July 15, 2009		391,665	0.96	July 15, 2011
July 24, 2008		5,100,813	2.60	July 24, 2011
June 25, 2010	(1)	891,316	1.571	November 19, 2011
December 10, 2008		10,653,563	0.884	December 10, 2012
February 20, 2009		8,709,028	1.008	February 20, 2013
June 25, 2010	(1)	7,121,592	2.192	November 19, 2014
		36,689,971
		37,226,221

(1)	Issued in connection with the Arrangement (Note 1)

In addition, 612,098 units issued to placement agents on July 24, 2008 (the Agents’ Units) are outstanding.  Each Agents’ Unit is exercisable at Cdn$2.40 into one common share of the Company and one- half of one warrant (the Agents’ Warrant), with each whole Agents’ Warrant exercisable into one common share of the Company at Cdn$3.12.  The Agent’s Units and Agents’ Warrants expire on July 24, 2012.

(c)	Options

A summary of information concerning outstanding stock options is as follows:

	Number of Common Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2009	2,898,592	$2.55
Options issued in connection with the Arrangement (Note 1)	3,448,746	1.25
Other options issued	129,312	1.53
Options forfeited	(242,018)	2.19
Balance, June 30, 2010	6,234,632	$1.82

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 to $1.00	1,888,986	3.3	$0.79	1,885,236	$0.79
$1.00 to $1.50	1,348,471	5.3	$1.23	995,153	$1.22
$1.50 to $2.00	305,419	5.0	$1.79	187,764	$1.73
$2.00 to $2.50	1,700,431	3.5	$2.14	1,700,431	$2.14
$2.50+	991,325	4.1	$4.08	991,325	$4.08
	6,234,632	4.0	$1.82	5,759,909	$1.86

(d)	Stock-based compensation

The fair value of each option granted is estimated at the time of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants as follows:

	June 30, 2010	June 30, 2009
Risk-free interest rate	1.8%	1.9%
Dividend yield	0%	0%
Volatility	77%	78%
Expected life in years	2	6
Weighted average grant-date fair value of stock options	$0.55	$0.88

12.	INTEREST EXPENSE

Interest expense consists of:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Accretion on convertible debentures	$193	$203	$408	$1,005
Amortization of debt discount	1,226	469	2,809	469
Amortization of deferred financing costs	41	15	79	15
Capital leases, Project Facility and other	1,219	632	2,725	660
	$2,679	$1,319	$6,021	$2,149

For the three and six months ended June 30, 2009, the Company recorded capitalized interest of $1.0 million and $1.8 million, respectively.

13.	INCOME TAXES

The Company recorded income tax benefits of $0.9 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively, related to the issuance of flow-through shares but recorded no other recovery for income taxes as the net loss carry forwards are fully offset by a valuation allowance.

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

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

On March 12, 2010, the Company entered into a purchase agreement with a certain party who was a secondary creditor to the property which secures the Elkhorn Notes (the “Noteholder”) pursuant to which the Company issued 398,183  common shares on March 18, 2010, as consideration for a promissory note held by the Noteholder with an aggregate balance of $0.7 million.  The Company recorded an additional loss on the sale of the Montana Tunnels joint venture of $0.6 million which is included within Equity loss in Montana Tunnels joint venture.  Principal and interest on the promissory note are due March 12, 2011 and the promissory note bears interest of 8% per annum.

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

Earnings (loss) used in determining EPS are presented below for the three and six months ended June 30.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(19,689)	$(7,200)	$(13,240)	$(35,624)
Weighted average number of shares outstanding, basic	86,987,749	58,540,390	78,087,144	57,613,215
Dilutive securities:
Options	–	–	–	–
Warrants	–	–	–	–
Weighted average number of shares outstanding, diluted	86,987,749	58,540,390	78,087,144	57,613,215
Basic and diluted earnings (loss) per share	$(0.23)	$(0.12)	$(0.17)	$(0.62)

Options and warrants outstanding but not included in computation of diluted weighted average number of shares (“OWNI”) because the strike prices exceeded the average price of the common shares	17,413,566	8,275,821	17,372,509	8,281,133
Average exercise price of OWNI	$2.37	$2.42	$2.31	$2.36
Shares issuable for convertible debentures excluded from calculation of EPS because their effect would have been anti-dilutive	2,145,000	2,145,000	2,145,000	2,145,000
Conversion price of anti-dilutive convertible securities	$2.00	$2.00	$2.00	$2.00

Due to a net loss for the three and six months ended June 30, 2010, an additional 26.7 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.  Due to a net loss for the three and six months ended June 30, 2009, an additional 23.8 million warrants and stock options were excluded from the EPS computation because their effect would have been anti-dilutive.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

(a)	Net changes in non-cash operating working capital items are:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(Increase) decrease in:
Accounts receivable and other	$(206)	$(240)	$377	$(946)
Prepaids	320	370	217	382
Inventories	(1,357)	(6,579)	(1,675)	(6,579)
Increase (decrease) in:
Accounts payable	1,961	2,761	567	3,613
Accrued liabilities	2,070	463	2,056	892
	$2,788	$(3,225)	$1,542	$(2,638)

(b)	Non-cash transactions are:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Increase in property, plant and equipment due to assets acquired via issuance of notes payable	$2,605	$3,406	$2,605	$4,039
Increase in prepaid assets due to financing a portion of the Company’s insurance program via the issuance of notes payable	–	–	1,080	582
Increase in contributed surplus for the issuance of warrants to the Banks in connection with the Project Facility (Note 9(a)) and a corresponding decrease in debt for the debt discount	–	–	–	7,395
Increase in additional paid-in capital resulting from the cancellation of common shares issued to Linear in March 2010 Private Placement	5,121	–	5,121	–
Non-cash transactions resulting from the Linear acquisition via the issuance of common shares, warrants and options were as follows:
Increase in current assets excluding cash	284	–	284	–
Increase in property, plant and equipment	58,416	–	58,416	–
Increase in restricted certificates of deposit	35	–	35	–
Increase in current liabilities	(1,589)	–	(1,589)	–
Increase in future income tax liability	(9,517)	–	(9,517)	–

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company examines the various financial instrument risks to which it is exposed and assesses the impact and likelihood of those risks. These risks may include market risk, credit risk, liquidity risk, currency risk, interest rate risk and commodity risk.  Where material, these risks are reviewed and monitored by the Board of Directors.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
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

Credit risk on financial instruments arises from the potential for counterparties to default on their obligations to the Company.  The Company’s credit risk is limited to cash, trade receivables, restricted cash, restricted certificates of deposit, derivative instruments, auction rate securities and notes receivable in the ordinary course of business.  Cash, restricted cash, restricted certificates of deposit, derivative instruments and auction rate securities are placed with high-credit quality financial institutions.  The Company sells its metal production exclusively to large international organizations with strong credit ratings.  The balance of trade receivables owed to the Company in the ordinary course of business is not significant.  The carrying value of accounts receivable approximates fair value due to the relatively short periods to maturity on these instruments.  Therefore, the Company is not exposed to significant credit risk.  Overall, the Company’s credit risk has not changed significantly from 2009 with the exception of the notes receivable described in Note 8(b) and Note 14.

The Company assesses quarterly whether there has been an impairment of the financial assets of the Company.  The Company has not recorded an impairment on any of the financial assets of the Company during the three and six months ended June 30, 2010.  Brigus continues to maintain a portion of its investments in ARS, which are floating rate securities that are marketed by financial institutions with auction reset dates at 28 day intervals to provide short-term liquidity.  All ARS were rated AAA when purchased, pursuant to Brigus’s investment policy at the time.  Auction rate securities are no longer permitted to be purchased under the Company’s current investment policy.  Beginning in August 2007, a number of auctions began to fail and the Company is currently holding ARS with a par value of $1.5 million which currently lack liquidity.  All of Brigus’s ARS have continued to make regular interest payments.  Brigus’s ARS were downgraded to Aa during 2008.  If uncertainties in the credit and capital markets persist or Brigus’s ARS experience further downgrades, the Company may incur additional impairments, which may continue to be judged other than temporary.  Brigus believes that the current illiquidity of its ARS will not have a material impact on Brigus’s financial condition.

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

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Trade payables and accrued liabilities are paid in the normal course of business typically according to their terms.  At June 30, 2010, the Company was, after giving effect to all consents and waiver letters given by the Banks, in compliance with its debt covenants.  The Company’s overall liquidity risk has not changed significantly from the prior year.

(d)	Currency Risk

Financial instruments that impact the Company’s net income or other comprehensive income due to currency fluctuations include:  Canadian dollar denominated cash, restricted certificates of deposit and accounts payable.  For the three and six months ended June 30, 2010, the sensitivity of the Company’s net income due to changes in the exchange rate between the Canadian dollar and the United States dollar would have impacted net income by $0.5 million and $0.9 million, respectively, for a 10% increase or decrease in the Canadian dollar.

(e)	Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding borrowings and short-term investments.  As of June 30, 2010, the Company’s significant outstanding borrowings consist of $37.1 million of indebtedness under the Project Facility (Note 9(a)) and the Extended Debentures which have an aggregate $4.3 million face value (Note 9(b)).  Amounts outstanding under the Project Facility accrue interest at a floating rate based on LIBOR plus 7.0% and the Extended Debentures have a stated rate of 18%.  The average monthly LIBOR rate charged to the Company on the Project Facility during the three and six months ended June 30, 2010 was 0.3% and 0.3%, respectively.  The Company monitors its exposure to interest rates and has not entered into any derivative contracts to manage this risk.  The weighted average interest rate paid by the Company during the three and six months ended June 30, 2010, on its outstanding borrowings was 7.2% and7.5%, respectively.

For the three and six months ended June 30, 2010, a 100 basis point increase or decrease in interest rates would have had a $0.1 million and a $0.3 million increase or decrease to interest expense recorded during the periods, respectively.

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

The fair value of financial instruments that are not traded in an active market (such as derivative instruments) is determined using a Black-Scholes model based on assumptions that are supported by observable current market conditions, with the exception of auction rate securities and notes receivable.  The valuation method of the Company’s ARS investments is described in Note 8(a).  The valuation method of the Company’s notes receivable acquired during the six months ended June 30, 2010 is described in Note 8(b).

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
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

18.	COMMITMENTS AND CONTINGENCIES

(a)	Commitments

The Company had entered into a number of contractual commitments related to the development of Black Fox and the development of the Goldfields Project that are expected to become due within the next 12 months.  As of June 30, 2010, commitments were of approximately $38 million.

(b)	Contingencies

On September 4, 2009, Joe Green and companies owned or controlled by him, including a Mexican company named Minas de Coronado, S. de R.L. de C.V., with whom the Company’s Mexican subsidiary, Minera Sol de Oro, S.A. de C.V., has a joint venture relationship at the Huizopa exploration project in the State of Sonora, Mexico, filed a complaint against the Company in the United States District Court for the District of Nevada.  In that complaint, Mr. Green alleges, among other things, that the Company and Minera Sol de Oro have breached various agreements and alleged fiduciary duties and have failed to recognize Minas de Coronado’s right to a joint venture interest in the Huizopa exploration project, and asks the Court to undo the parties’ 80/20 joint venture arrangement and compel the return of the Huizopa exploration project properties to Mr. Green’s companies.  Management believes that the claims in the complaint are without merit, and intends to vigorously defend the Company against those claims.

On October 5, 2009, the Company filed a motion to dismiss the complaint and to compel arbitration or, in the alternative, to stay proceedings pending the conclusion of the arbitration.  On March 2, 2010, the court held a hearing on that motion and on March 9, 2010, the court granted the Company’s motion and dismissed the action.   On April 8, 2010, Mr. Green appealed the March 9, 2010 Nevada District Court decision to the Ninth Circuit Court of Appeals.  On June 18, 2010, Mr. Green and Brigus filed a dismissal with prejudice agreement with the Ninth Circuit, requesting an order dismissing the lawsuit with prejudice.  The Company is still waiting on that order from the Ninth Circuit, but has no reason to believe it would not be entered.  The carrying value of the Huizopa property as of June 30, 2010 is $3.2 million.

19.	SEGMENTED INFORMATION

Brigus owns and operates the Black Fox mine and mill and its adjacent Grey Fox and Pike River exploration properties.  Additionally, Brigus owns the Goldfields development project in Canada and other exploration properties in Mexico (Ixhuatan and Huizopa) and the Dominican Republic.  Prior to the quarter ended June 30, 2010, the Company only reported Black Fox as a segment and included Huizopa within Corporate and Other as a segment.  As a result of the Arrangement, the Company has expanded its reportable segments.  The reportable segments have been determined at the level where decisions are made on the allocation of resources and capital and where performance is measured.  The financial information for Montana Tunnels assets and liabilities as of December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 and 2009 are reported under the equity investment method as a result of the joint venture agreement (see Note 14) and is presented within Corporate.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Amounts as at June 30, 2010 are as follows:

	Black Fox Canada	Goldfields Project Canada	Other Exploration Properties	Corporate	Total
Current assets	$8,663	$196	$315	$21,131	$30,305
Property, plant, and equipment	113,259	36,321	25,164	39	174,783
Restricted certificates of deposit	14,608	–	–	42	14,650
Other long-term assets	4,538	–	–	4,476	9,014
Total assets	$141,068	$36,517	$25,479	$25,688	$228,752

Current liabilities	$28,795	$112	$5	$29,345	$58,257
Derivative instruments	–	–	–	39,988	39,988
Equity-linked financial instruments	–	–	–	21,002	21,002
Accrued site closure costs	5,620	–	–	–	5,620
Debt and other long-term liabilities	32,447	8,596	921	1,877	43,841
Total liabilities	$66,862	$8,708	$926	$92,212	$168,708

Amounts as at December 31, 2009 are as follows:

	Black Fox	Corporate and Other	Total
Current assets	$14,020	$4,945	$18,965
Derivative instruments – long-term	–	4,844	4,844
Property, plant, and equipment	113,167	3,004	116,171
Investment in Montana Tunnels joint venture	–	3,440	3,440
Other long-term assets	14,798	1,043	15,841
Total assets	$141,985	$17,276	$159,261

Current liabilities	$36,153	$20,524	$56,677
Derivative instruments	–	31,654	31,654
Equity-linked financial instruments	–	27,318	27,318
Accrued site closure costs	5,345	–	5,345
Debt and other long-term liabilities	50,213	483	50,696
Total liabilities	$91,711	$79,979	$171,690

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Amounts for the three and six month periods ended June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30, 2010
	Black Fox	Corporate and Other	Total
Revenue from the sale of gold	$22,163	–	$22,163
Operating expenses
Direct operating costs	8,274	–	8,274
Depreciation and amortization	4,023	6	4,029
Accretion expense – accrued site closure costs	177	–	177
General and administrative expenses	–	3,681	3,681
Exploration, business development and other	1,128	298	1,426
	13,602	3,985	17,587
Operating income (loss)	8,561	(3,985)	4,576
Other income (expenses)
Interest income	–	59	59
Interest expense	(2,482)	(197)	(2,679)
Linear acquisition costs	–	(2,636)	(2,636)
Fair value change on equity-linked financial instruments	–	1,881	1,881
Realized gain on derivative instruments	–	3,582	3,582
Unrealized gains on derivative instruments	–	(23,919)	(23,919)
Foreign exchange gain and other	(6)	(547)	(553)
	(2,488)	(21,777)	(24,265)
Income (loss) before income taxes and equity loss in Montana Tunnels JV	$6,073	$(25,762)	$(19,689)

Investing activities Property, plant and equipment expenditures	$3,968	$65	$4,033

	Three Months Ended June 30, 2009
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$4,709	$–	$4,709
Direct operating costs	2,034	–	2,034
Depreciation and amortization	1,013	10	1,023
Accrued site closure costs – accretion expense	69	–	69
General and administrative expenses	–	1,096	1,096
Exploration, business development and other	48	254	302
	3,164	1,360	4,524
Operating income (loss)	1,545	(1,360)	185
Interest income	–	38	38
Interest expense	(1,069)	(250)	(1,319)
Debt transaction costs	–	(10)	(10)
Fair value change on equity-linked financial instruments	–	(8,829)	(8,829)
Realized loss on investments – derivative instruments	–	(492)	(492)
Unrealized gain on investments – derivative instruments	–	3,376	3,376
Foreign exchange gain and other	–	184	184
	(1,069)	(5,983)	(7,052)
Income (loss) before income taxes and equity loss in Montana Tunnels JV	$476	$(7,343)	$(6,867)

Investing activities Property, plant and equipment expenditures	$18,580	$–	$18,580

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

	Six months ended June 30, 2010
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$39,789	$–	$39,789
Direct operating costs	18,258	–	18,258
Depreciation and amortization	7,478	12	7,490
Accrued site closure costs – accretion expense	352	–	352
General and administrative expenses	–	5,630	5,630
Exploration, business development and other	1,309	388	1,697
	27,397	6,030	33,427
Operating income (loss)	12,392	(6,030)	6,362
Interest income	–	113	113
Interest expense	(5,303)	(718)	(6,021)
Loss on modification of debentures	–	(513)	(513)
Linear acquisition costs	–	(3,213)	(3,213)
Fair value change on equity-linked financial instruments	–	11,894	11,894
Realized gain on investments – derivative instruments	–	239	239
Unrealized loss on investments – derivative instruments	–	(21,938)	(21,938)
Foreign exchange gain and other	90	(421)	(331)
	(5,213)	(14,557)	(19,770)
Income (loss) before income taxes and equity loss in Montana Tunnels joint venture	$7,179	$(20,587)	$(13,408)

Investing activities Property, plant and equipment expenditures	$5,013	$82	$5,095

	Six months ended June 30, 2009
	Black Fox	Corporate and Other	Total
Revenue from sale of gold	$4,709	$–	$4,709
Direct operating costs	2,034	–	2,034
Depreciation and amortization	1,013	20	1,033
Accrued site closure costs – accretion expense	69	–	69
General and administrative expenses	–	2,028	2,028
Exploration, business development and other	112	417	529
	3,228	2,465	5,693
Operating income (loss)	1,481	(2,465)	(984)
Interest income	–	78	78
Interest expense	(1,098)	(1,051)	(2,149)
Debt transaction costs	–	(1,249)	(1,249)
Loss on modification of debentures	–	(1,969)	(1,969)
Fair value change on equity-linked financial instruments	–	(13,582)	(13,582)
Realized loss on investments – derivative instruments	–	(124)	(124)
Unrealized loss on investments – derivative instruments	–	(15,042)	(15,042)
Foreign exchange gain and other	–	281	281
	(1,098)	(32,658)	(33,756)
Income (loss) before income taxes and equity loss in Montana Tunnels joint venture	$383	$(35,123)	$(34,740)

Investing activities Property, plant and equipment expenditures	$40,446	$–	$40,446

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

20.	DIFFERENCES BETWEEN CANADIAN AND U.S. GAAP

The Company prepares its consolidated financial statements in accordance with U.S. GAAP.  The following adjustments and/or additional disclosures would be required in order to present the financial statements in accordance with Canadian GAAP at June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

Material variances between financial statement items under U.S. GAAP and the amounts determined under Canadian GAAP are as follows:

	June 30, 2010	December 31, 2009
Total assets in accordance with U.S GAAP	$228,752	$159,261
Bank indebtedness (e)	–	(328)
Montana Tunnels joint venture (b)	–	10,911
Black Fox development costs(c)	26,540	27,674
Financing costs (a)	(406)	(485)
Deferred stripping costs (h)	618	–
Total assets in accordance with Canadian GAAP	$255,504	$197,033

Total liabilities in accordance with U.S. GAAP	$168,708	$171,690
Bank indebtedness (e)	–	(328)
Montana Tunnels joint venture (b)	–	10,911
Convertible debentures (d)	(95)	(86)
Income taxes related to flow-through share issuance (e)	–	(869)
Equity-linked financial instruments (g)	(21,002)	(27,318)
Total liabilities in accordance with Canadian GAAP	$147,611	$154,000

Total shareholders’ equity (deficiency) in accordance with U.S. GAAP	$60,044	$(12,429)
Financing costs (a)	(406)	(485)
Black Fox development costs (c)	26,540	27,674
Convertible debentures (d)	95	86
Income taxes related to flow-through share issuance (e)	–	869
Equity-linked financial instruments (g)	21,002	27,318
Deferred stripping costs (h)	618	–
Total shareholders’ equity in accordance with Canadian GAAP	$107,893	$43,033

Total shareholders’ equity and liabilities in accordance with Canadian GAAP	$255,504	$197,033

Under Canadian GAAP, the components of shareholders’ equity would be as follows:

	June 30, 2010	December 31, 2009
Share capital	$279,216	$202,925
Equity component of convertible debentures	312	584
Contributed surplus	49,693	36,051
Deficit	(221,328)	(196,527)
Total shareholders’ equity in accordance with Canadian GAAP	$107,893	$43,033

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Under Canadian GAAP, the net loss and net loss per share would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Loss before equity loss in Montana Tunnels joint venture for the period, based on U.S. GAAP	$(19,689)	$(6,867)	$(12,539)	$(34,667)
Financing costs (a)	41	15	79	(557)
Black Fox development costs (c)	(93)	(168)	(1,134)	(168)
Convertible debentures (d)	(122)	(109)	(303)	(277)
Equity-linked financial instruments (g)	(1,881)	8,829	(11,894)	13,582
Income taxes (f)	–	–	1,073	116
Deferred stripping costs (h)	618	–	618	–
(Loss) income from continuing operations for the period, based on Canadian GAAP	(21,126)	1,700	(24,100)	(21,971)
Equity loss in Montana Tunnels joint venture, under U.S. GAAP	–	(333)	(701)	(957)
Montana Tunnels joint venture (b)	–	(101)	–	(559)
Loss from discontinued operations for the period, based on Canadian GAAP	–	(434)	(701)	(1,516)
Net (loss) income for the period based on Canadian GAAP	$(21,126)	$1,266	$(24,801)	$(23,487)
Comprehensive (loss) income based on Canadian GAAP	$(21,126)	$1,266	$(24,801)	$(23,487)
Basic and diluted net loss (income) per share in accordance with Canadian GAAP	$(0.24)	$0.02	$(0.32)	$(0.41)

Under Canadian GAAP, the consolidated statements of cash flows would be adjusted as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash provided by (used in) operating activities based on U.S. GAAP	$11,377	$(2,481)	$9,998	$(1,732)
Montana Tunnels joint venture (b)	–	(257)	–	550
Cash provided by (used in) operating activities based on Canadian GAAP	11,377	(2,738)	9,998	(1,182)

Cash provided by (used in) investing activities based on U.S. GAAP	11,564	(28,614)	(790)	(42,310)
Montana Tunnels joint venture (b)	–	(4)	–	(10)
Black Fox Project (c)	–	(2,199)	–	–
Restricted cash for Canadian flow-through expenditures (e)	–	3,084	(4,295)	(2,199)
Cash provided by (used in) investing activities based on Canadian GAAP	11,564	(27,733)	(5,085)	(44,519)

Cash (used in) provided by financing activities based on U.S. GAAP	(19,573)	27,291	(3,904)	44,887
Montana Tunnels joint venture (b)	–	(273)	–	(540)
Cash provided by (used in) financing activities based on Canadian GAAP	(19,573)	27,018	(3,904)	44,347

Effect of exchange rate changes on cash	(571)	95	(576)	91

Net cash outflow in accordance with Canadian GAAP	2,797	(3,358)	433	(1,263)
Cash, beginning of period under Canadian GAAP	1,931	5,192	4,295	3,097
Cash, end of period under Canadian GAAP	$4,728	$1,834	$4,728	$1,834

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(a)	Financing costs

Under U.S. GAAP, debt financing costs are capitalized and amortized over the term of the related debt.

Under Canadian GAAP, the Company expenses debt financing costs when they are incurred.

(b)	Montana Tunnels joint venture

Under U.S. GAAP, the Company has accounted for its 50% interest in the Montana Tunnels joint venture (“Montana Tunnels”) using the equity method whereby the Company's share of Montana Tunnels earnings and losses is included in operations and its investment in Montana Tunnels adjusted by a similar amount.

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

Under Canadian GAAP, mining development costs at Black Fox Project have been capitalized from inception.  Accordingly, for Canadian GAAP purposes, a cumulative increase in property, plant and equipment of $25.5 million has been recorded as at June 30, 2010.

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

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

Under Canadian GAAP, the Company has accounted for the issue of flow-through shares using the deferral method in accordance with Canadian GAAP.  At the time of issue, the funds received are recorded as share capital.

Also, notwithstanding whether there is a specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet dates are considered to be restricted and are not considered to be cash or cash equivalents under U.S. GAAP.  These funds are not considered restricted under Canadian GAAP.  As at June 30, 2010 and December 31, 2009, there were unexpended flow-through funds of $2.8 million and $4.6 million, respectively.

(f)	Income taxes

While tax accounting rules are essentially the same under both U.S. and Canadian GAAP, tax account differences can arise from differing treatment of various assets and liabilities.  For example, certain mine developments cost are capitalized under Canadian GAAP and expensed under U.S. GAAP, as explained in (c) above.  An analysis of these differences indicates that there are larger potential tax benefits under U.S. GAAP than under Canadian GAAP but a valuation allowance has been applied to all amounts as of June 30, 2010.

(g)	Equity-linked financial instruments not indexed to the Company’s own stock

Under U.S. GAAP, effective January 1, 2009, an equity-linked financial instrument would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency.  As of June 30, 2010 and December 31, 2009, the Company had 37.3 million and 26.4 million outstanding warrants to purchase common shares of the Company, respectively, that were denominated in a currency (Canadian dollars) other than its functional currency (US dollars).  As such, these warrants are not considered to be indexed to the Company’s own stock, and are thereby required to be accounted for separately as derivative instruments, rather than as equity instruments.

Under Canadian GAAP, these warrants are accounted for as equity instruments, with their fair value upon issuance recognized as additional paid-in capital.

(h)	Deferred stripping costs

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

21.	SUBSEQUENT EVENTS

(a)	Flow-through Private Placement

On July 29, 2010, the Company completed a private placement of 10,000,000 flow-through common shares at Cdn$1.40 per share for aggregate gross proceeds of Cdn$14.0 million.  The Company intends to use the proceeds from the sale of the flow-through shares to incur exploration and development expenses at the Black Fox mine and adjoining Grey Fox and Pike River properties.

BRIGUS GOLD CORP. (formerly Apollo Gold Corporation)
Notes to the Condensed Consolidated Financial Statements
Six month period ended June 30, 2010
(Stated in U.S. dollars, unless indicated otherwise; tabular amounts in thousands except share and per share data)
(Unaudited)

(b)	Project Facility repayment schedule updated

On August 3, 2010, the Banks agreed to amend certain provisions of the Project Facility for the outstanding principal of $41.8 million, including without limitation the following revised interim repayment schedule:

Repayment Date	Repayment Amount
December 31, 2010	$5,000
March 31, 2011 and each quarter end through December 31, 2012	$4,090
March 31, 2013	$4,078

(c)	Amendments to the Options on the Dominican Republic concessions

On August 6, 2010, Brigus and Everton Resources, Inc. (“Everton”) (together, the “Parties”) amended the option agreement between the Parties dated April 10, 2007 (the “Option Agreement”) relating to the following:

(i)           Ampliacion Pueblo Viejo (“APV”) – Everton has earned a 50% interest in APV and will not exercise the Second Option as defined in the Option Agreement.  The Parties agreed to modify the Second Option whereby Everton can earn an additional 20% interest in APV by spending an additional $2.5 million on exploration until April 10, 2012.

(ii)           Loma Hueca – The Parties agreed to grant Everton a one year extension to April 10, 2011 to spend the remaining $0.45 million on exploration on the concession.

(iii)           Loma El Mate – The Parties agreed that Everton can earn an additional 20% interest in Loma El Mate (currently a 50% interest) by spending an additional $1.0 million on exploration over the next two years.

(d)	Common share issuance

In July 2010, the Company issued 1,266,929 common shares of the Company.  The $1.5 million value of these common shares was accrued in Accrued long-term liabilities at June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All Dollar amounts are expressed in United States Dollars.

The following discussion and analysis should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as with the consolidated financial statements and related notes and the other information appearing elsewhere in this report.  As used in this report, unless the context otherwise indicates, references to ‘‘we,’’ ‘‘our,’’ “us,” the “Company” or ‘‘Brigus’’ refer to Brigus Gold Corp. and its subsidiaries collectively.  The financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  For a reconciliation to GAAP in Canada (“Canadian GAAP”), see Note 20 to the consolidated financial statements set forth above.

In this Form 10-Q, the terms “cash operating cost,” “total cash cost” and “total production cost” are non-GAAP financial measures and are used on a per ounce of gold sold basis.  Cash operating costs per ounce is equivalent to direct operating cost as found on the Consolidated Statements of Operations, less production royalty expenses and mining taxes but includes by-product credits for payable silver, where applicable.  Total cash costs is equivalent to cash operating costs plus production royalties and mining taxes.  The term “total production costs” is equivalent to total cash costs plus non-cash costs including depreciation and amortization.  See “Reconciliation of Cash Operating and Total Production Costs Per Ounce” below.  References in this Form 10-Q to “$” are to United States dollars.  Canadian dollars are indicated by the symbol “Cdn$”.

BACKGROUND AND RECENT DEVELOPMENTS

We are principally engaged in gold mining including extraction, processing, and refining, as well as related activities including exploration and development of mineral deposits principally in North America.  We own Black Fox, an open pit and underground mine and mill located in the Province of Ontario, Canada (“Black Fox”).  The Black Fox mine site is situated seven miles east of Matheson and the mill complex is twelve miles west of Matheson.  Ore mining from the open pit began in March 2009 and milling operations commenced in April 2009.  Underground mining at Black Fox is expected to commence in August 2010.  We own two exploration properties adjacent to the Black Fox mine site known as Grey Fox and Pike River.

We are also advancing the Goldfields Project located near Uranium City, Saskatchewan, Canada, which hosts the Box and Athona gold deposits. In Mexico, we hold a 100 percent interest in the Ixhuatan Property located in the state of Chiapas, and the Huizopa Joint Venture, an 80 percent interest (20 percent Minas de Coronado, S. de R.L. de CV) in an early stage, gold-silver exploration joint venture located in the Sierra Madres in the State of Chihuahua.  In the Dominican Republic, Brigus and Everton Resources have a joint venture covering the Ampliacion Pueblo Viejo (“APV”) and Loma El Mate gold exploration projects.

Corporate

Business Combination with Linear

On March 9, 2010, Brigus Gold Corp. (formerly Apollo Gold Corporation) and Linear Gold Corp. (“Linear”) entered into a binding letter of intent (as amended on March 18, 2010, the “Letter of Intent”) pursuant to which (i) the businesses of Brigus and Linear would be combined by way of a court-approved plan of arrangement (the “Arrangement”) pursuant to the provisions of the Business Corporations Act (Alberta) (“ABCA”) and (ii) Linear purchased 15,625,000  common shares of Brigus at a price of Cdn$1.60 per common share for gross proceeds of Cdn$25.0 million (the “Private Placement”) on March 19, 2010.  As part of the Arrangement, the Brigus common shares issued to Linear in this Private Placement were cancelled without any payment upon completion of the Arrangement.

On June 25, 2010, the Company completed the business combination of Brigus and Linear.  The Arrangement was structured as a court-approved plan of arrangement under the ABCA pursuant to which Brigus acquired all of the issued and outstanding Linear shares and Linear amalgamated with 1526753 Alberta ULC (the “Brigus Sub”).  Under the terms of the Arrangement, former shareholders of Linear received, after giving effect to a 4 for 1 common share consolidation, 1.37 Brigus common shares for each common share of Linear, subject to adjustment for fractional shares.  Outstanding options and warrants to acquire Linear shares have been converted into options and warrants to acquire Brigus common shares, adjusted in accordance with the same ratio.  The Company issued 60,523,014 common shares, 11,191,677 warrants to purchase common shares and 3,448,746 options to purchase common shares in connection with the completion of the Arrangement.

Board of Directors and other Matters.  Upon consummation of the Arrangement, the following changes occurred:

•	Wade Dawe (the former President and Chief Executive Officer of Linear) was appointed President and Chief Executive Officer of Brigus;
•
R. David Russell (i) resigned as President and Chief Executive Officer of Brigus and, subject to customary releases, was paid all termination and other amounts owing pursuant to his employment agreement of approximately US$1.7 million in the aggregate and (ii) entered into a consulting agreement with Brigus;

•
The Board of Directors of Brigus was initially comprised of six directors including (i) Wade Dawe (the former Chief Executive Officer of Linear), who was nominated as the Chairman of the Board of Directors, (ii) three previous Apollo board members and (iii) two Linear nominees.  A seventh director, who will be a mining industry technical person, will be appointed in the future.

The Arrangement has allowed us to reduce our debt related to the Black Fox project, and to provide capital to fund underground development at Black Fox and the exploration programs at the Grey Fox and Pike River properties.  The Arrangement has also provided us an increased number of properties, including the Goldfields project in northern Saskatchewan, Canada, properties in the Chiapas area of southern Mexico, and the APV property in the Dominican Republic.

The Arrangement is accounted for using the acquisition method with Brigus as the acquirer of Linear.  The Company is in the process of completing a full and detailed valuation of the fair value of the net assets of Linear acquired with the assistance of an independent third party.

Brigus has estimated the fair value of Linear’s non-mineral interest net assets to be equal to their current carrying values.  The remainder of the purchase price has been assigned as an increase to the estimated fair value of the acquired mineral interests, including a deferred income tax adjustment of $9.5 million.

The allocation of the purchase price is based upon management’s preliminary estimates and certain assumptions with respect to the fair value increment associated with the assets acquired and the liabilities assumed.  The actual fair values of the assets and liabilities are to be determined as of the date of acquisition when further analysis is completed. Consequently, the actual allocation of the purchase price may result in different adjustments than those shown below.

The preliminary purchase price allocation is subject to change and is summarized as follows:

Purchase of Linear shares (60,523,014 Brigus common shares)	$75,049
Fair value of options and warrants issued	7,422
Purchase consideration	$82,471

The purchase price was allocated as follows:

Net working capital acquired (including cash of $15.4 million)	$14,162
Equity investment in Brigus	19,375
Property, plant and equipment (including mineral exploration properties of $56.1 million)	58,416
Other assets	35
Deferred income tax liability	(9,517)
Net identifiable assets	$82,471

Black Fox Financing Agreement

On February 20, 2009, we entered into a $70.0 million project financing agreement (“Project Facility”) with Macquarie Bank Ltd. (“Macquarie Bank”) and RMB Australia Holdings Limited (“RMB”) (Macquarie Bank together with RMB, the “Banks”) as joint arrangers and underwriters.

On August 3, 2010, the Banks agreed to amend certain provisions of the Project Facility for the outstanding principal of $41.8 million, including without limitation the following revised interim repayment schedule (in thousands):

Repayment Date	Repayment Amount
December 31, 2010	$5,000
March 31, 2011 and each quarter end through December 31, 2012	$4,090
March 31, 2013	$4,078

Black Fox

During the second quarter of 2010, we mined 2,028,000 tonnes of material of which 228,000 tonnes were gold ore resulting in a strip ratio of 7.9:1 and compared to 2,062,000 tonnes mined, 190,000 tonnes ore and a strip ratio of 8.9:1 in the first quarter of 2010.  During the second quarter the Black Fox mill processed 178,000 tonnes of ore (1,956 tonnes per day), at a grade of 3.42 grams of gold per tonne and recovery rate of 92%, achieving total gold production of 18,028 ounces, this compared to 14,175 ounces produced during the first quarter of 2010.  The 27% increase in gold production was a result of the improvement in the grade of gold ore in the second quarter.

Gold ounces sold during the second quarter were 18,430 ounces which included 3,872 ounces of gold (21%) that were sold into the spot market at an average price of $1,237 per ounce with the balance of sales being delivered against the forward sales contracts at a realized price of $875 per ounce.  The total cash cost per ounce of gold sold for the second quarter was $448 per ounce compared to the first quarter of $631 per ounce.  The quarter over quarter improvement in cash costs was due to higher grade of ore.

Much of the second quarter of 2010 was spent on the commencement of the development of the Black Fox underground mine.  Currently there is an access ramp from surface down to the 235 meter level where there is a 1,000 meter drift.  The underground mine development plan consists of: (i) rehabilitation of the existing ramp for production, (ii) development of a new ventilation raise, and (iii) development of access drifts to the ore headings.

In May 2010, we awarded the underground development contract to Cementation Inc., which mobilised during June 2010.  The rehabilitation of the existing ramp was completed in July as was the raisebore pilot hole with the raisebore expected to be completed during August 2010.   Work on development of the access drifts is progressing.  The Company plans to mine underground ores using its own equipment and employees.  Initial mining of ores will be done by the contractor during development, with the first ores expected to be extracted from the underground operations during August 2010.  The Company anticipates production of ore rising steadily to a steady rate of production of 800 tonnes per day in March 2011.  The Phase 2 overburden removal began recently in preparation for Phase 2 production from the open pit in late 2010.

Quarterly gold production is forecast to increase through the remainder of 2010 as the underground mine ramps up.  We expect to produce approximately 24,000 ounces of gold in the third quarter of 2010 and approximately 28,500 ounces in the fourth quarter of 2010 for total forecast production of approximately 85,000 ounces for full year 2010.  Total cash costs forecast for the year is unchanged at $500 to $550 per ounce.

Capital expenditures for the second quarter of 2010 were $6.6 million and included significant infrastructure expenditures at Black Fox including the new administration and technical offices, miners change house, sample preparation and core logging facilities as well as the commencement of a new mine maintenance workshop and the commencement of the underground development.

Grey Fox and Pike River Exploration Properties

During 2009 we conducted a 53-hole exploration program, mainly on our Grey Fox property, and all holes but one intersected gold mineralization.  All assays on these holes are complete and work continues on production of an initial National Instrument 43-101 compliant mineral resource estimate, including some Measured and Indicated Resources, covering the first 500 meters of strike and a maximum depth of 250 meters at the Contact Zone, expected to be completed in the third quarter of 2010.  At the beginning of April 2010, we commenced our 2010 exploration drilling program targeted on both Grey Fox and Pike River.

Production & Metals Price Averages

The table below summarizes our production of gold and silver, as well as average metal prices and other key statistics, for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Three months ended June 30, 2009 (1)	Six months ended June 30, 2010	Six months ended June 30, 2009(1)
Metal Sales:
Gold (ounces)	18,430	5,043	34,226	5,043
Silver (ounces)	953	–	1,883	–
Total revenue ($millions)	$22.2	$4.7	$39.8	$4.7
Gold ounces produced	18,028	not available	32,203	not available
Ore tonnes mined	228,400	not available	418,400	not available
Total tonnes mined	2,028,460	not available	4,090,060	not available
Tonnes milled	178,357	not available	356,357	not available
Tonnes per day milled	1,960	not available	3,938	not available
Head grade of ore (gpt)	3.43	not available	3.06	not available
Recovery (%)	92	not available	93	not available
Total cash and production costs on a by-product basis:
Total cash costs per ounce of gold	$448	$403	$532	$403
Total production costs per ounce of gold	$676	$618	$761	$618
Average metal prices:
Gold – London bullion market ($/ounce)	$1,196	$922	$1,152	$916
Silver – London bullion market ($/ounce)	$18.32	$13.76	$17.62	$13.19

(1) The Black Fox mine began commercial productions in late May 2009 so the three and six months ended June 30, 2009 represent approximately one month of gold sales.

RECONCILIATION OF CASH OPERATING AND TOTAL PRODUCTION COSTS PER OUNCE

($ in thousands)	Three months ended June 30, 2010	Three months ended June 30, 2009 (1)	Six months ended June 30, 2010	Six months ended June 30, 2009(1)
Gold ounces sold	18,430	5,043	34,226	5,043
Direct operating costs	$8,274	$2,034	$18,258	$2,034
Less: By-product credits	(18)	–	(34)	–
Cash operating costs and Total cash costs	8,256	2,034	18,224	2,034
Add: Depreciation & amortization (operations only)	4,023	1,013	7,478	1,013
Add: Accretion on accrued site closure costs	177	69	352	69
Total production costs	12,456	3,116	26,054	3,116
Cash operating cost per ounce of gold	$448	$403	$532	$403
Total cash cost per ounce of gold	$448	$403	$532	$403
Total production cost per ounce of gold	$676	$618	$761	$618

(1) The Black Fox mine began commercial productions in late May 2009 so the three and six months ended June 30, 2009 represent approximately one month of gold sales.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

In late May 2009, Black Fox, the Company’s only producing property, entered commercial production.  Therefore, there was only about one month of activity to report for the three months ended June 30, 2009 for revenue from the sale of gold, direct operating costs, depreciation and amortization, and accretion expense – accrued site closure costs.

Revenue from the Sale of Gold

Revenue for the three months ended June 30, 2010 was $22.2 million compared to $4.7 million for the same period in 2009. The average spot price recorded for gold for the three months ended June 30, 2010 was $1,219 per ounce. Gold sold for the three months ended June 30, 2010 was 18,430 ounces.  Of the 18,430 ounces gold sold during the quarter, 14,558 ounces were delivered against our gold forward sales contracts and therefore cash received was at a realized price of $875 per ounce, while the balance of 3,872 ounces of gold were sold at spot at an average of $1,238 per ounce.  For gold sales delivered into the gold forward sales contracts, the difference between the average spot price per ounce of gold and the forward sales contract price is recorded as a realized loss on derivative instruments which amounted to a realized loss in the quarter of $4.6 million.

Operating Expenses

Direct Operating Costs.  Direct operating costs at Black Fox, which include mining costs and processing costs, for the three months ended June 30, 2010 were $8.3 million, compared to $2.0 million for the three months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expenses were $4.0 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.2 million for the three months ended June 30, 2010 compared to $0.1 million for the same period in 2009.

General and Administrative Expenses.  General and administrative expenses were $3.7 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively.  The increase is primarily a result of (1) termination costs for the former President and CEO, (2) increased consulting fees in connection with the Project Facility, (3) increased accounting and legal fees, related to increased SOX and disclosure requirements, and (4) personnel and recruitment costs.

Exploration and Business Development.  Expenses for exploration and development, consisting of drilling and maintaining our exploration properties, totaled $1.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively.  During the second quarter of 2010, we spent $1.1 million for exploration activities at our Grey Fox and Pike River properties in Canada and $0.3 million at our Huizopa property in Mexico.

Total Operating Expenses.  As a result of these expense components, our total operating expenses for the three months ended June 30, 2010 were $17.6 million, compared to $4.5 million for the three months ended June 30, 2009.  The increase is primarily due to the commencement of commercial production in late May 2009 at Black Fox.

Other Income (Expenses)

Interest Expense.  We recorded interest expense of $2.7 million during the three months ended June 30, 2010 compared to $1.3 million during the three months ended June 30, 2009.  The increase is a result of increased borrowings in conjunction with the $70 million Project Facility and an increase in capital leases and interest thereon.  Additionally, interest of $1.0 million was capitalized for the development of the Black Fox project during the three months ended June 30, 2009.

Linear Acquisition Costs.  During the three months ended June 30, 2010, we recorded $2.6 million for costs related to the business combination with Linear.  Costs included legal, accounting and investment banking fees to complete the Arrangement.

Fair Value Change on Equity-Linked Financial Instruments.  During the three months ended June 30, 2010 and 2009, we recorded a gain of $1.9 million and a loss of $8.8 million, respectively, for the change in fair value of certain warrants to purchase our common shares denominated in a foreign currency (the Canadian dollar) due to these warrants being treated as derivative instruments rather than equity instruments for accounting purposes.

Realized (Losses) Gains on Derivative Instruments.  For the three months ended June 30, 2010 and 2009, we recorded realized gains on derivative instruments of $3.6 million and realized losses of $0.5 million, respectively.  The $3.6 million realized gains for the three months ended June 30, 2010 are comprised of $8.2 million gains for Canadian dollar contracts settled, partially offset by $4.6 million losses for gold forward sales contracts settled.  The $8.2 million gain on Canadian dollar contracts was the result of unwinding all of our Canadian dollar exchange contracts associated with the Project Facility.

Unrealized Gains (Losses) on Derivative Instruments.  For the three months ended June 30, 2010 and 2009, we recorded unrealized losses on derivative instruments of $23.9 million and unrealized gains of $3.4 million, respectively.  The $23.9 million unrealized gains for the three months ended June 30, 2010 are comprised of (1) $15.7 million for the change in fair value of the outstanding gold forward sales contracts and (2) $8.2 million for the change in value of Canadian dollar contracts.  The $3.4 million unrealized gains for the three months ended June 30, 2009 are comprised of (1) an unrealized loss $0.6 million for the change in value recorded for gold forward sales contracts and (2) an unrealized gain of $4.0 million for the change in value of the Canadian dollar contracts.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $19.7 million, or ($0.23) per share, for the three months ended June 30, 2010, as compared to a net loss of $7.2 million, or ($0.12) per share, for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

In late May 2009, Black Fox, the Company’s only producing property, entered commercial production.  Therefore, there was only about one month of activity to report for the six months ended June 30, 2009 for revenue from the sale of gold, direct operating costs, depreciation and amortization, and accretion expense – accrued site closure costs.

Revenue from the Sale of Gold

Revenue for the six months ended June 30, 2010 was $39.8 million compared to $4.7 million for the same period in 2009.  The average spot price recorded for gold for the six months ended June 30, 2010 was $1,163 per ounce.  Gold sold for the six months ended June 30, 2010 was 34,226 ounces.  Of the 34,226 ounces gold sold during the quarter, 30,373 ounces were delivered against our gold forward sales contracts and therefore cash received was at a realized price of $875 per ounce, while the balance of 3,872 ounces of gold were sold at spot at an average of $1,238 per ounce.  For gold sales delivered into the gold forward sales contracts, the difference between the average spot price per ounce of gold and the forward sales contract price is recorded as a realized loss on derivative instruments which amounted to a realized loss for the six months ended June 30, 2010 of $8.3 million.

Operating Expenses

Direct Operating Costs.  Direct operating costs at Black Fox, which include mining costs and processing costs, for the six months ended June 30, 2010 were $18.3 million, compared to $2.0 million for the six months ended June 30, 2009.

Depreciation and Amortization.  Depreciation and amortization expenses were $7.5 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.

Accretion Expense – Accrued Site Closure Costs.  Accrued accretion expense was $0.4 million for the six months ended June 30, 2010 compared to $0.1 million for the same period in 2009.

General and Administrative Expenses.  General and administrative expenses were $5.6 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.  The increase is a primarily a result of (1) termination costs for the former President and CEO, (2) increased consulting fees in connection with the Project Facility, (2) increased accounting and legal fees, related to increased SOX and disclosure requirements, and (3) increased personnel and recruiting costs.

Exploration and Business Development.  Expenses for exploration and development totaled $1.7 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively.  The increase is due to increased exploration activities at our Grey Fox and Pike River properties in Canada.

Total Operating Expenses.  As a result of these expense components, our total operating expenses for the six months ended June 30, 2010 were $33.4 million, compared to $5.7 million for the six months ended June 30, 2009.  The increase is primarily due to the commencement of commercial production in late May 2009 at Black Fox.

Other Income (Expenses)

Interest Expense.  We recorded interest expense of $6.0 million during the six months ended June 30, 2010 compared to $2.1 million during the six months ended June 30, 2009.  The increase is a result of increased borrowings in conjunction with the $70 million Project Facility and an increase in interest on capital leases.  Additionally, interest of $1.8 million was capitalized for the development of the Black Fox project during the six months ended June 30, 2009.

Linear Acquisition Costs.  During the six months ended June 30, 2010, we recorded $3.2 million for costs related to the business combination with Linear.  Costs included legal, accounting and investment banking fees to complete the Arrangement.

Fair Value Change on Equity-Linked Financial Instruments.  During the six months ended June 30, 2010 and 2009, we recorded a gain of $11.9 million and a loss of $13.6 million, respectively, for the change in fair value of certain warrants to purchase our common shares denominated in a foreign currency (the Canadian dollar) due to these warrants being treated as derivative instruments rather than equity instruments for accounting purposes.

Realized (Losses) Gains on Derivative Instruments.  For the six months ended June 30, 2010 and 2009, we recorded realized gains on derivative instruments of $0.3 million and realized losses of $0.1 million, respectively.  The $0.3 million realized gains for the six months ended June 30, 2010 are comprised of $8.6 million gains for Canadian dollar contracts settled, partially offset with $8.3 million losses for gold forward sales contracts settled.  $8.2 million of the gain on Canadian dollar contracts was the result of unwinding all of our Canadian dollar contracts in April 2010.

Unrealized Gains (Losses) on Derivative Instruments.  For the six months ended June 30, 2010 and 2009, we recorded unrealized losses on derivative instruments of $21.9 million and $15.0 million, respectively.  The $21.9 million unrealized losses for the six months ended June 30, 2010 are comprised of (1) $15.1 million for the change in fair value of the outstanding gold forward sales contracts and (2) $6.8 million for the change in value of Canadian dollar foreign currency contracts.  The $15.0 million unrealized losses for the six months ended June 30, 2009 are comprised of (1) an unrealized loss $16.7 million for the change in value recorded for gold forward sales contracts (2) an unrealized gain of $2.2 million for the change in value of the Canadian dollar contracts and (3) a $0.5 million loss for the change in value recorded for gold, silver and lead contracts held at the beginning of 2009.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $13.2 million, or ($0.17) per share, for the six months ended June 30, 2010, as compared to a net loss of $35.6 million, or ($0.62) per share, for the six months ended June 30, 2009.

MATERIAL CHANGES IN LIQUIDITY

To date, we have funded our operations primarily through issuances of debt and equity securities and cash generated by Black Fox.  At June 30, 2010, we had cash of $4.7 million, compared to cash of nil at December 31, 2009.  The increase in cash since December 31, 2009 included operating cash inflows of $10.0 million, offset by investing cash outflows of $0.8 million and financing cash outflows of $3.9 million.

During the six months ended June 30, 2010, net cash used in investing activities totaled $0.8 million, consisting of capital expenditures for plant and equipment of $5.1 million at Black Fox and an $11.1 million increase in restricted cash, mostly offset by cash acquired in the Linear acquisition of $15.4 million.

During the six months ended June 30, 2010, cash used in financing activities was $3.9 million.  Cash outflows were for repayments of debt of $30.5 million, $28.2 million of which was for the Project Facility loan with the Banks, which reduced the amount owing to the Banks from $70 million down to $41.8 million at June 30, 2010.  These outflows were partially offset by cash provided by financing activities including $24.5 million from the issuance of shares to Linear plus $2.2 million from the exercise of warrants both occurring during the first quarter of 2010.

On July 29, 2010 we completed a Cdn$14.0 million flow-through offering.  On August 2, 2010, we reached an agreement with the banks to revise the debt repayment schedule and defer the $10.0 million payment that was scheduled for September 30, 2010.  We estimate that with the Cdn$14.0 million flow-through offering and the deferral of the $10.0 million Project Facility debt repayment, Brigus will have adequate funds to (1) fund all of the 2010 work programs for the continued development of Black Fox estimated at $25 million, (2) fund $4.0 million of exploration at our Grey Fox and Pike River properties, (3) make the originally scheduled $15.0 million debt repayments to the banks and (4) fund corporate overhead for the balance of the year.  The Company may be required or choose to access debt or equity markets in the next year to meet additional Project Facility obligations.

MATERIAL CHANGES IN CONTRACTUAL OBLIGATIONS

Not applicable.

MATERIAL CHANGES IN OFF BALANCE SHEET ARRANGEMENTS

Not applicable.

ACCRUED RECLAMATION COSTS

As of June 30, 2010, we have accrued $5.6 million related to reclamation obligations at our Black Fox property.  These liabilities are covered by restricted certificates of deposit of $14.6 million at June 30, 2010.  We have accrued the present value of management’s estimate of these liabilities as of June 30, 2010.

DIFFERENCES BETWEEN U.S. AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

The Company reports under U.S. GAAP and reconciles to Canadian GAAP.  The application of Canadian GAAP has a significant effect on the net loss and net loss per share.  For a detailed explanation see Note 20 of our interim financial statements.

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

In December 2009, the ASC guidance for stock compensation was updated to address the classification of employee share-based awards with exercise prices denominated in the currency of a market in which the underlying security trades.  The updated guidance provides that employee share-based awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, such awards would not be classified as liabilities if they otherwise qualify as equity.  The provisions of the updated guidance have been early adopted by the Company effective April 1, 2010.  Although, the adoption had no impact on the Company’s financial position, results of operations, or cash flows on April 1, 2010, the guidance dictated that the 3,448,746 options issued to former Linear employees on June 24, 2010 be classified as equity upon issuance.

Election to Become a Foreign Private Issuer in the U.S.

Brigus currently reports its financial statements as a domestic issuer both with the United States and Canada regulatory agencies.  The Company has elected to streamline its administrative functions and become a “foreign private issuer” under the U.S. Securities Laws, beginning with its Q3 2010 financial reporting, based on the fact that less than 50% of the holders of the Company’s common shares are residents of the United States and all assets are located and administered outside of the United States.  As a result, going forward in the United States, the periodic reporting requirements will consist of filing an annual report on Form 20-F and quarterly financial results on Form 6-K.  There is no change to the filings for the Company in Canada with filings made on www.SEDAR.com.

Transition to International Financial Reporting Standards

We have been monitoring the deliberations and progress being made by accounting standard setting bodies and securities regulators both in the United States and Canada and with respect to their plans regarding convergence to International Financial Reporting Standards (IFRS).  We file our financial statements with both US securities and Canadian and regulators in accordance with US GAAP, as permitted under current regulations. In 2008, the Accounting Standards Board in Canada and the Canadian Securities Administrators (CSA) confirmed that domestic issuers will be required to transition to IFRS for fiscal years beginning on or after January 1, 2011.  In conjunction with Brigus election to become a “foreign private issuer” under the U.S. Securities Laws, the Company initiated a plan to transition from accounting principles generally accepted in the United States (“US GAAP”) to IFRS effective January 1, 2011.  The transition is anticipated to be retroactive and effective for the year beginning January 1, 2010, with initial  presentation of the consolidated financial statements prepared in accordance with IFRS to be filed with our quarterly report on Form 6-K for the three month period ending March 31, 2011.

We are currently developing our IFRS change-over plan.  Towards this end we have retained qualified professional personnel to oversee and effect the conversion process.  It is expected that the plan will take into consideration, among other things:

•	Changes in note disclosures;
•	Information technology and data system requirements;
•	Disclosure controls and procedures, including investor relations and external communications plans related to the conversion to IFRS;
•	Financial reporting expertise requirements, including training of personnel; and
•	Impacts on other business activities that may be influenced by IFRS measures, such as performance measures and debt covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk includes, but is not limited to, the following risks: changes in interest rates, changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Interest Rate Risk

As of June 30, 2010, the Company had $41.8 million principal outstanding on the Project Facility.  The terms of the Project facility include interest on the outstanding principal amount accruing at a rate equal to LIBOR plus 7% per annum and interest being repayable in monthly installments (currently the LIBOR rate is the one-month rate but the LIBOR rate used may be monthly, quarterly or such other period as may be agreed to by the Banks and us).  We estimate that given the expected outstanding debt during 2010, a one percent change in LIBOR interest rates would affect our annual interest expense by $0.5 million.  See Note 17(e) to our financial statements above for more information regarding our interest rate risk.

Foreign Currency Exchange Rate Risk

While the majority of our sales transactions are denominated in U.S. dollars, a major portion of our purchases of labor, operating supplies and capital assets are denominated in Canadian dollars.  The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar, which can adversely impact our net income and cash flows.  Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition.  We have entered into derivative contracts to protect the selling price for gold.  At June 30, 2010, the remaining contracts cover 169,978 ounces at an average price of $876 per ounce over the period through March 2013.  See Notes 6 and 17(f) to our financial statements above for more information regarding our commodity price risk and how we manage that risk.  We may in the future more actively manage our exposure through additional commodity price risk management programs.

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

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of June 30, 2010.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.  We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 5, 2009, we filed a motion to dismiss the complaint and to compel arbitration or, in the alternative, to stay proceedings pending the conclusion of the arbitration.  On March 2, 2010, the court held a hearing on that motion and on March 9, 2010, the court granted our motion and dismissed the action.   On April 8, 2010, Mr. Green appealed the March 9, 2010 Nevada District Court decision to the Ninth Circuit Court of Appeals.  On June 18, 2010, Mr. Green and Brigus filed a dismissal with prejudice agreement with the Ninth Circuit, requesting an order dismissing the lawsuit with prejudice.  We are still waiting on that order from the Ninth Circuit, but have no reason to believe it would not be entered.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors below and those discussed in ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition and/or future results.  These risks are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to successfully integrate our operations following the Arrangement.

Achieving the anticipated benefits of the Arrangement will depend in part upon Brigus’s ability to integrate its business with Linear’s business in an efficient and effective manner.  Brigus’s attempt to integrate two companies that have previously operated independently may result in significant challenges, and Brigus may be unable to accomplish the integration smoothly or successfully.  In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration.  The integration will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the businesses of the combined company.  The process of integrating operations after the transaction could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel.  Employee uncertainty, lack of focus or turnover during the integration process may also disrupt the businesses of the combined company.  Any inability of management to integrate the operations of Brigus and Linear successfully could have a material adverse effect on the business and financial condition of the combined company.

Recent changes in management and on our board of directors may be disruptive to our business.

In June 2010, in connection with the Arrangement, four out of seven of our board members resigned and were replaced by three Linear nominees.  In addition, R. David Russell, our then-President and Chief Executive Officer resigned and Wade Dawe was appointed as our Chief Executive Officer and Chairman of the Board.  In addition, on July 31, 2010, we entered into an agreement with Timothy G. Smith, our Vice President – U.S. and Canadian Operations, pursuant to which the parties agreed that Mr. Smith’s employment would be terminated as of July 31, 2010 and that Mr. Smith would provide consulting services from that time until October 31, 2010.

These changes and any future additions of new personnel and departures of existing personnel, particularly in key management positions or on our board of directors, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.  In addition, departures of corporate officers could place additional cash demands on the Company if related severance payments under employment contracts are experienced.

Our exploration and development properties are highly speculative in nature and may not be successful.

Certain of our activities are directed toward the development of mineral deposits and the exploration for and the future development of mineral deposits.  The exploration for, and development of, precious metal deposits involves significant risks which even a combination of careful evaluation, experience and knowledge cannot eliminate.  While the discovery of a precious metal deposit may result in substantial rewards, few properties which are explored are ultimately developed into producing mines.  Major expenses may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site.  Whether a precious metal deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices which are highly cyclical and unpredictable; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of precious metals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Linear not receiving an adequate return on invested capital or abandoning or delaying the development of a mineral project.

There is no certainty that the expenditures made by us towards the search and evaluation of precious metal deposits will result in discoveries of commercial quantities of such metals.

We will require significant additional capital to continue our exploration and development activities, and, if warranted, to develop mining operations.

Substantial expenditures will be required to develop the Goldfields Project located in Saskatchewan, Canada and to continue with our exploration at the Grey Fox and Pike River properties and our Huizopa exploration project, as well as the recently acquired Ixhuatan project in Chiapas, Mexico and the exploration properties located in the Dominican Republic.  In order to develop and explore these projects and properties, we will be required to expend significant amounts for, among other things, geological and geochemical analysis, assaying, and, if warranted, feasibility studies with regard to the results of exploration.  We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.  If we are successful in identifying reserves, we will require significant additional capital to construct facilities necessary to extract those reserves.  Our ability to obtain necessary funding depends upon a number of factors, including the state of the national and worldwide economy and the price of gold.

We may not be successful in obtaining the required financing for these or other purposes on terms that are favorable to us or at all, in which case our ability to continue operating would be adversely affected.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or potential development.

Even if we are able to acquire capital to continue our exploration and development activities, there can be no certainty that our exploration and development activities will be commercially successful.

The Goldfields Project, Ixhuatan project in Chiapas, Mexico and the exploration properties located in the Dominican Republic do not produce gold in commercial quantities.  Similarly, our Grey Fox and Pike River properties, as well as our Huizopa project, are in the exploration phase.  Substantial efforts and regulatory hurdles are required to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.  We cannot assure you that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis or at all.

The development of the Goldfields Project is subject to a number of risks and its development into a commercially viable mine cannot be assured.

The Goldfields Project is currently at the pre-development stage.  Construction and development of the project is subject to numerous risks, including, but not limited to, delays in obtaining equipment, material and services essential to completing construction of the project in a timely manner; changes in environmental or other government regulations; currency exchange rates; financing risks; labor shortages; and fluctuation in metal prices, as well as the continued support of the local community.  There can be no assurance that the construction will commence or continue in accordance with current expectations or at all.

In addition, the Goldfields Project has no recent operating history upon which to base estimates of future commercial viability.  Estimates of mineral resources and mineral reserves are, to a large extent, based on the interpretation of geological data obtained from drillholes and other sampling techniques and feasibility studies.  This information is used to calculate estimates of the capital cost and operating costs based upon anticipated tonnage and grades of gold to be mined and processed, the configuration of the mineral resource, expected recovery rates, comparable facility and equipment operating costs, anticipated climatic conditions and other factors.  As a result, it is possible that difference in such estimates could have a material adverse effect on our business, financial condition, results of operations and prospects.  There can be no assurance that we will be able to complete development of our mineral projects, or any of them, at all or on schedule or within budget due to, among other things, and in addition to those factors described above, changes in the economics of the mineral projects, the delivery and installation of plant and equipment and cost overruns, or that the current personnel, systems, procedures and controls will be adequate to support our operations.  Should any of these events occur, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our exploration project in the Dominican Republic is subject to a joint venture.

Our exploration projects in the Dominican Republic are subject to a joint venture with Everton Resources Inc. The termination of this joint venture could potentially have an impact on us and/or our share price.  We are currently relying on Everton to advance these projects and there is no assurance that Everton’s funding of these exploration projects will continue.

We disclose certain technical information in Canada related to our properties under Canadian standards, which differs significantly from standards in the United States

We file reports in Canada that are prepared in accordance with the requirements of securities laws in effect in Canada, which differ from the requirements of United States securities laws. Technical disclosure regarding our properties included or incorporated by reference in our Canadian filings on SEDAR (the “Technical Disclosure”) has been prepared in accordance with the requirements of securities laws in effect in Canada, which differ from the requirements of the United States securities laws.  The Technical Disclosure uses terms that comply with reporting standards in Canada and certain estimates are made in accordance with National Instrument 43-101 of the Canadian Securities administrators (“NI 43-101”).  NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.  Unless otherwise indicated, all mineral reserve and mineral resource estimates contained in the Technical Disclosure have been prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification System.  These standards differ significantly from the requirements of the United States Securities and Exchange Commission, and resource information contained in the Technical Disclosure may not be comparable to similar information disclosed by U.S. companies.  For example, use of the terms “probable mineral reserves,” “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” comply with the reporting standards in Canada but are not recognized by the United States Securities and Exchange Commission.

Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

You should not assume that all or any part of measured or indicated mineral resources will ever be converted into mineral reserves.  These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  It cannot be assumed that all or any part of measured mineral resources, indicated mineral resources, or inferred mineral resources will ever be upgraded to a higher category or that such resources are economically or legally mineable.  The United States Securities and Exchange Commission normally only permits issuers to report mineralization that does not constitute “reserves” as in place tonnage and grade without reference to unit measures.  In addition, the definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission Industry Guide 7.  Accordingly, information contained in the Technical Disclosure may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

BRIGUS GOLD CORP.

Date:	August 13, 2010	/s/ Wade K. Dawe
Wade K. Dawe, President and
Chief Executive Officer

Date:	August 13, 2010	/s/ Melvyn Williams
Melvyn Williams,
Chief Financial Officer and Senior Vice President Finance and Corporate Development

Index to Exhibits

Exhibit No.	Title of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act